Form 10KSB
period 2000-12-31
CALYPSO FINANCIAL SERVICES INC
filed 2004-09-23
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number: 000-31199

                        CALYPSO FINANCIAL SERVICES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                            87-0638338
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

            56 West 400 South, Suite #220, Salt Lake City, Utah 84101
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 322-3401

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes [ ]    No [X]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year.  $ -0-

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ -0-

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                          Outstanding as of December 31, 2000
         Class                                      and July 31, 2004
------------------------                  ------------------------------------
Common Stock, Par Value                                  1,500,000
   $.00001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [ ]



                        CALYPSO FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
                                                      PART I

Item 1.           Description of Business .......................................................     3

Item 2.           Description of Property........................................................     8

Item 3.           Legal Proceedings..............................................................     8

Item 4.           Submission of Matter to a Vote of Security Holders.............................     8

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................     9

Item 6.           Management's Discussion and Analysis or Plan of Operation......................    11

Item 7.           Financial Statements...........................................................    14

Item 8.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure.....................................................    14

Item 8A.          Controls and Procedures........................................................    15

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act...........................    15

Item 10.          Executive Compensation.........................................................    18

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................    18

Item 12.          Certain Relationships and Related Transactions.................................    19

Item 13.          Exhibits and Reports on Form 8-K...............................................    19

Item 14.          Principal Accountant Fees and Services.........................................    19

                  Signatures.....................................................................    21

                                     PART I

Item 1.       Description of Business

     This report is being filed subsequent to the date at which it was due pursuant to applicable provisions of the Securities Exchange Act of 1934.
Accordingly, disclosures set forth herein may reflect not only information, events and circumstances for the period covered by this report, but also up to the date on which this report is being filed.

Business Development

     History

     Calypso Financial Services, Inc. was incorporated on July 27, 1999 under the laws of the State of Delaware, for the purpose of actively seeking potential operating businesses and/or business opportunities, with the intent to acquire or merge with such businesses. Following its organization, Calypso issued a total of 1.5 million shares of its common stock.

     On November 17, 1999, we filed a registration statement with the SEC on Form SB-2 under the Securities Act of 1933, for the purpose of registering for resale the 1.5 million shares of our common stock then outstanding. The registration statement was subsequently withdrawn and, on July 31, 2000, we filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934. The registration statement became effective automatically 60 days after filing with the SEC.

     Current Business Activities

     Since our inception, we have engaged in only sporadic business operations and are deemed a development stage company. Presently, our only business is to seek out and investigate potential operating businesses and business opportunities with the goal of potentially acquiring or merging with one or more of these businesses. No representation is made, nor is any intended, that we will be able to carry on future business activities successfully. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

     Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

     Our principal executive offices are located at 56 West 400 South, Suite #220, Salt Lake City, Utah 84101, and our telephone number is (801) 322-3401.

     Sources of Business Opportunities

     Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

     If we elect to engage an independent consultant, we will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

     We do not intend to limit our search to any specific kind of industry, business or geographical location. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

     Evaluation

     Once we identify a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

     In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including:

     o   potential benefits to us and our stockholders;
     o   working capital;
     o   financial requirements and availability of additional financing;
     o   history of operation, if any;
     o   nature of present and expected competition;
     o   quality and experience of management;
     o   need for further research, development or exploration;
     o   potential for growth and expansion;
     o   potential for profits; and
     o   other factors deemed relevant to the specific opportunity.

     Because we are a reporting company subject to the provisions of the Securities Exchange Act of 1934, we are required to file certain annual, periodic and other reports with the SEC. These requirements include the affirmative duty to file independent audited financial statements annually as part of our Form 10-KSB. Further, any business or entity that we acquire or merge with must also have independent audited financial statements for at least the two most recent fiscal years, or from the date of their inception, if less than two years. Upon consummation of a merger or acquisition, we are required to file with the SEC on Form 8-K or other report, audited financial statements of the business or entity acquired. If such audited financial statements are not available at the closing of the acquisition or merger, or within time parameters set forth by various regulations of the SEC, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we may not be able to finalize the transaction. Accordingly, we intend to consider as potential acquisitions or mergers only those businesses or entities that can provide the requisite financial statements.

     Because we have not yet located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

     Form of Potential Acquisition or Merger

     We cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our management and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, acquisition, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we do not intend to participate in an opportunity through the purchase of a minority stock position.

     Because we have no assets and a limited operating history, in the event we successfully acquire or merge with an operating business opportunity, it is likely that our present stockholders will experience substantial dilution. It is also probable that there will be a change in control of our company. The owners of any business opportunity which we acquire or merge with will most likely acquire control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, but rather management will attempt to negotiate the best possible agreement for the benefit of our stockholders.

     Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage any outside advisor or consultant in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. These possible private sales would most likely have to be to persons known by our directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates.

     There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by our officers and/or directors to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow our Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other stockholders or that stockholders would be given the opportunity to approve such a transaction.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by us, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to us or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, we would most likely have such an arrangement ratified by the stockholders in an appropriate manner.

     The Board of Directors believes that it is highly unlikely that we will acquire or merge with a business opportunity in which our management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the stockholders. Management does not anticipate that we will acquire or merge with any related entity. Further, as of the date hereof, none of our officers, directors, or affiliates or associates have had any preliminary contactor discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Stockholders

     Management anticipates that prior to consummating any acquisition or merger, if required by relevant state laws and regulations, we will seek to have the transaction ratified by stockholders in the appropriate manner. However, under Delaware law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an
acquisition  or  a  merger,   minority  stockholders  would  not  be  given  the
opportunity to vote on the issue. The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in our best interest to do so. Regardless of whether an action to acquire or merge is ratified by written consent or by holding a stockholders' meeting, we will provide to stockholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement pursuant to Regulation 14C of the Exchange Act if the action is taken by written consent.

     Under Delaware corporate laws, stockholders may be entitled to assert appraisal or dissenters' rights if we acquire or merge with a business opportunity. Stockholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which we are a party, if approval by the stockholders is required under applicable Delaware law. Also, stockholders will be entitled to appraisal rights if we enter into a share exchange whereby our shares are to be acquired. A stockholder who is entitled to assert appraisal rights and obtain the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the stockholder or the company. A dissenting stockholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of stockholders, we must give notice to all stockholders who delivered to us their written notice of dissent.

Competition

     Because no potential acquisition or merger candidate has been identified, we are unable to evaluate the type and extent of our likely competition. We are aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. In addition to competing with these other public companies, we are also in direct competition with many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited experience, we will be at a significant competitive disadvantage compared to our competitors.

Employees

     As of the date hereof, we do not have any employees and have no plans for retaining employees until such time as our business warrants the expense, or until we successfully acquire or merge with an operating business. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

     We currently use as our principal place of business the offices of one of our directors, Geoff Williams, located in Salt Lake City, Utah. The facilities are shared with other businesses.

     Although we have no written agreement and currently pay no rent for the use of these facilities, it is contemplated that at such future time as we acquire or merge with an operating business, we will secure commercial office space from which we will conduct our business. However, until such time as we complete an acquisition or merger, the type of business in which we will be engaged and the type of office and other facilities that will be required, is unknown. We have no current plans to secure such commercial office space.

Industry Segments

     No information is presented regarding industry segments. We are presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-KSB for a report of our operating history for the past two fiscal years.

Risk Factors Related to Our Business

     We are and may be subject to substantial risks specific to a particular business or business opportunity, which specific risks cannot be ascertained until a potential acquisition or merger candidate has been identified. However, at a minimum, our present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include the types of risk factors outlined below.

     We have no assets and no source of revenue
     ---------------------------------------------------------------------------
     We currently have no assets and have had no revenues for several years. It is unlikely that we will receive any revenues until we complete an acquisition or merger. There can be no assurance that any acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

     Our auditors have expressed a going concern opinion
     ---------------------------------------------------------------------------
     Our independent auditors discuss in their report significant doubt regarding our ability to continue as a going concern. They include a statement in the notes to our financial statements as follows:

         "The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern."

     If we are not able to secure necessary funding or to consummate a successful acquisition or merger, we may be forced to cease operations. You are encouraged to read note 2 to financial statements included herewith.

     Discretionary use of proceeds
     ---------------------------------------------------------------------------
     We are not currently engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management has broad discretion with respect to the potential acquisition of any business, assets, property. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, we will have broad discretion in applying these funds. There can be no assurance that our use or allocation of such proceeds will allow it to achieve its business objectives.

     No substantive disclosure relating to prospective acquisitions
     ---------------------------------------------------------------------------
     Because we have not yet identified any specific industry, assets or business that we may seek, potential investors in our securities will have no substantive information upon which to base a decision whether to invest in our securities until such a transaction is completed. Prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. Potential investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public.

     Future acquisition or merger may result in substantial dilution
     ---------------------------------------------------------------------------
     We are currently authorized to issued 20 million shares of common stock, of which 1.5 million shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current stockholders.

     Management will devote only minimal time to our business
     ---------------------------------------------------------------------------
     Presently, our directors have other full time obligations and will devote only such time to our business as necessary to maintain our viability. Thus, because of management's other time commitments, together with the fact that we have no business operations, management anticipates that it will devote only a minimal amount of time to our activities, at least until such time as we have identified a suitable acquisition candidate.

     Effective voting control held by directors
     ---------------------------------------------------------------------------
     Our directors own in the aggregate approximately 98.9% of our outstanding voting securities. No other stockholder owns in excess of 5%. Accordingly, these persons will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

     No public market for our common stock
     ---------------------------------------------------------------------------
     Management currently anticipates that within 12 months from the filing of this report, we will apply for listing of our common stock on the OTC Bulletin Board. However, there is currently no market for our shares and there can be no assurance that any such market will ever develop or be maintained. Any trading market that may develop in the future will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, we must keep current in our filing obligations with the SEC, including our periodic and annual reports and the financial statements required thereby. In the event that we become delinquent in our filings or otherwise lose our status as a "reporting issuer," any future quotation of our shares on the OTC Bulletin Board may be jeopardized.

Item 2.       Description of Property

     We do not presently own any property.

Item 3.       Legal Proceedings

     There are no material pending legal proceedings to which our company, or any subsidiary thereof, is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     There is not currently, nor has there ever been, a public trading market for our common stock. It is anticipated that within 12 months of the filing of this report, we will make an application to the NASD to have our shares quoted on the OTC Bulletin Board. Our application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934.

     Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by that service. Although we intend to submit an application to the OTC Bulletin Board in the near future, we do not anticipate our shares to immediately be traded in the public market. Also, secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTC Bulletin Board or at any other time in the future or, that if such a market does develop, that it can be sustained.

     The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

     It is most unlikely that our securities will be listed on any national or regional exchange or on The Nasdaq Stock Market. Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

     o registered and traded on a national securities exchange meeting specified criteria set by the SEC;
     o   authorized for quotation on The NASDAQ Stock Market;
     o   issued by a registered investment company;
     o excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or
     o   exempted from the definition by the SEC.

     Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements. Broker-dealers must also make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.

     Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

     As of July 31, 2004, there were approximately 36 holders of record of our common stock. Because all of our outstanding shares of common stock were issued pursuant to exemptions under the 1933 Act, we have considered all outstanding shares as restricted securities. Corporate records indicate that all of the issued and outstanding shares were issued in 1999 in private transactions. We have relied upon the exemption provided by Section 4(2) of the 1933 Act in the private issuance of shares. To the best of our knowledge, no private placement memorandum was used in relation to the issuance of shares.

     Under Rule 144(k) of the 1933 Act, the requirements of paragraphs (c), (e),
(f), and (h) of Rule 144 do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least two years prior to their sale. Thus, in reliance on Rule 144(k), we consider
15,800 shares to be free of restriction, unless held by an affiliate or controlling stockholder. For purposes of this report only, a controlling stockholder is considered to be a person owning ten percent (10%) or more of our total outstanding shares, or is otherwise deemed an affiliate. No individual person owning a portion of the 15,800 shares owns more than five percent (5%) of the total outstanding shares.

     The remaining 1,484,200 shares are considered restricted securities and presently held by four stockholders. Of these restricted shares, 888,200 shares are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule 144. The balance of 596,000 restricted shares have been held by the current stockholder for less than one year and are not eligible for Rule 144.

     Under the provisions of Rule 144 of the Securities Act of 1933, restricted securities may be sold into the public market, subject to holding period, volume and other limitations set forth under the Rule. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year, including any person who may be deemed to be an "affiliate" (as the term "affiliate" is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of

     o the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or
     o   1% of the shares then outstanding.

     In order for a stockholder to rely on Rule 144, we must have available adequate current public information with respect to our business and financial status. A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares under Rule 144(k) without regard to the various resale limitations of Rule 144.

     The SEC has informed us that, based on a letter dated January 21, 2000 to Mr. Ken Worm, Assistant Director of the OTC Compliance Unit at the NASD, the SEC's view is that securities issued by a blank check company cannot be resold under Rule 144 but must be registered under the Securities Act of 1933. The SEC's view may be applicable to the shares of our outstanding common stock.

Dividend Policy

     We have not declared or paid cash dividends or made distributions in the past on our common stock, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations.

Recent Sales of Unregistered Securities

     In September, 1999, we issued an aggregate of 1.5 million shares of our common stock to the following persons.

                     Name of Purchaser                      Number of Shares
                     -----------------                      ----------------
                      Tom  Behan                                        400
                      Brett Benson                                      400
                      Edward Cowle                                  600,000
                      Robert Dansby                                     400
                      Jill Dell                                         400
                      Bob Dempsey                                       400
                      Don Griffin                                       400
                      Jo Juliano                                        400
                      John S. Juliano                                   400
                      Rose Mary Kelly                                   400
                      Robyn Mancini                                     400
                      Dale Miller                                       400
                      Dave Miller                                       400
                      Jean Miller                                       400
                      Bernadette Ott                                    400
                      Janis Patterson                                   400
                      John Price                                        400
                      Andrea Ruzicka                                    400
                      Jim Ruzicka                                       400
                      J. Rockwell Smith                             600,400
                      Jeannie Snow                                      400
                      Michelle Snow                                     400
                      Ron Snow                                          400
                      Tom Walker                                        400
                      Sharon Walter                                     400
                      Pete Wells                                        400
                      Haley Wheeler                                     400
                      Scott Wheeler                                     400
                      Tonya Wheeler                                     400
                      Laura Wilkins                                     400
                      Sandra Wilkins                                    400
                      Dave Williams                                     400
                      Geoff Williams                                284,200
                      Nate Williams                                     400
                      Harry Winderman                                 3,000
----------------

     The above shares of common stock were issued for cash consideration in a private transaction in reliance upon the exemption from registration under the Securities Act of 1933, provided by Section 4(2) thereunder.

Item 6.       Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.
--------------------------------------------------------------------------------
     We are considered a development stage company with no assets or capital and with no material operations or income. The costs and expenses associated with the preparation and filing of this report and other reports and our registration statement in 2000, have been paid for by advances from stockholders. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Plan of Operation

     During the next 12 months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In our search for business opportunities, management will follow the procedures outlined in Item 1 above. Because we lack funds, it may be necessary for our officers and directors to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if engage outside advisors or consultants in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

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

Net Operating Loss

     We have not recorded a net operating loss carryforwards as of December 31, 2000. Any future loss carryforward may be offset against taxable income and income taxes in future years and expires in the year 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000. The use of future tax benefit is undeterminable because we presently have no operations.

Forward-Looking and Cautionary Statements

     This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     o the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
     o uncertainties following any successful acquisition or merger related to the future rate of growth of our business and acceptance of our products and/or services;
     o volatility of the stock market, particularly within the technology sector; and
     o   general economic conditions.

     Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements
--------------------------------

     In August 2001,the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material effect on our financial statements.

     On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for
Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on our financial statements.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 147 did not have a material effect on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation- Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31,

2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on our financial statements.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on our financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial statements.

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2000 and 1999 have been examined to the extent indicated in their reports by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     We have not had any disagreements with our certified public accountants with respect to accounting practices or procedures of financial disclosures.

Item 8A.      Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

         Name                   Age          Position
         ----                   ---          --------
         J. Rockwell Smith       64          Chairman of the Board and Director
         Edward F. Cowle         48          President, C.E.O. and Director
         Geoff Williams          34          Secretary and Director

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the Board. However, due to our lack of funds, directors will defer their expenses and any compensation until such time as we can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board and each executive officer serves at the discretion of the Board. We do not have any standing committees.

     None of our directors are currently, nor for the past three years have been, a director of a "shell" or "blank check" company or other corporation that is actively pursuing acquisitions or mergers, except as set forth below in their respective resumes.

     No director, officer, affiliate or promoter has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

     Our present directors have other full-time employment or sources of income and will routinely devote only such time to our business necessary to maintain our viability. It is estimated that each director will devote less than ten hours per month to our activities. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as- needed-basis.

     Currently,  there is no  arrangement,  agreement or  understanding  between
management  and  non-  management   stockholders   under  which   non-management
stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the Board of Directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

     The business experience of each of the persons listed above during the past five years is as follows:

     J. Rockwell Smith. Mr. Smith has been a director and Chairman since our inception in July 1999. From 1977 to 1989, he owned and operated Rocky Smith Construction, a construction company in Park City, Utah that supervised construction projects in the resort community. Since 1990, Mr. Smith has been semi-retired while being active with his private investments and working as a part-time driver for Park City Transportation Company. Mr. Smith studied engineering at Seattle University and the University of Washington.

     Mr. Smith has been an executive officer and director within the last three years of the following companies that may also be deemed blank check companies:

     o Big Flash Corporation (Chairman of the Board and director from July 1999 to the present);
     o Consolidated Travel Systems, Inc. (Vice President and director since February 2001)
     o Eagle's Nest Mining Company, now known as Nanoscience Technologies, Inc. (director from October 1997 to March 2004).
     o   Grant Silver, Inc. (principal stockholder until September 1997).
     o Green MT. P.S. (Principal stockholder until January 1998), now known as Generex Biotechnology Corporation.
     o Index Daley Mines, now known as International Digital Technologies (principal stockholder until June 1998).
     o Nava Leisure, U.S.A., Inc., now known as Senesco Technologies, Inc. (President and director until January 1999).

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------
Big Flash Corporation                   11-16-1999 (SB-2)              Delinquent in filings with SEC
                                        7-28-2000 (10-SB)              Seeking merger and/or acquisition

Consolidated Travel Systems, Inc.       11-9-2001 (10-SB)              Active and current with SEC
                                                                       Pending acquisition by way of merger
                                                                       with Knobias Holdings, Inc.

Eagles Nest Mining Company              5-14-1999 (10-SB)              Active and current with SEC
(n.k.a. Nanoscience Technologies, Inc.)                                Entered into research and license
                                                                       agreement with New York University in
                                                                       September 2003 to develop certain
                                                                       technologies

Grant Ventures, Inc.                    12-20-2002 (10-SB)             Active and current with SEC
                                                                       Completed merger with Impact
                                                                       Diagnostics, Inc.  in July 2004
Green Mt. Labs., Inc.                   1-8-2004 (10-SB)               Active and current with SEC
                                                                       Seeking merger and/or acquisition

Index Daley Mines                       None                           Current status unknown
                                                                       Acquired Overlook Health Care Systems
                                                                       in 1998 and became International Digital
                                                                       Technologies in 1999

Nava Leisure, U.S.A., Inc.              3-27-1997 (10-SB)              Active and current with SEC
(n.k.a. Senesco Technologies, Inc.)                                    Merged with Senesco, in January 1999
                                                                       and change its domicile to New Jersey in
                                                                       September 1999

     Edward F. Cowle. Mr. Cowle has been President and a Director of Calypso since our inception in July 1999. Mr. Cowle has been self employed in financial public relations from 1994 to the present, assisting public companies with financial and investment banking activities. From 2000 to December 2003, Mr. Cowle served as a director of Laser Technology, Inc., a public company listed on the American Stock Exchange that designs, manufactures and markets of pulse laser measuring instruments and systems. Mr. Cowle was a principal of LTI Acquisition Corp., a stockholder group that took Laser Technology private in December 2003. From 1992 to 1994, Mr. Cowle was a Senior Vice President -- Investments with Paine Webber in New York City and from 1991 to 1992, he was a Registered Representative with Bear Stearns & Company, also in New York City. Mr. Cowle graduated from Fairleigh Dickinson University in Madison, New Jersey in 1978 with a B.A. Degree in English, American Studies. Mr. Cowle also attended Vermont Law School in South Royalton, Vermont from 1978 to 1979. Mr. Cowle is a principal stockholder of LTI Acquisition.

     Mr. Cowle has been an executive officer and director of the following companies that may be deemed blank check companies:

     o Big Flash Corporation (President and director from July 1999 to the present);
     o Eastgate Acquisition Corp., now known as Talavera's Fine Furniture (Secretary and director from 1999 to 2001 and President from 2001 to the present); and
     o Westgate Acquisitions Corp. (Secretary and director from 1999 to 2001 and President from 2001 to the present).

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------

Big Flash Corporation                   11-16-1999 (SB-2)              Delinquent in filings with SEC
                                        7-28-2000 (10-SB)              Seeking merger and/or acquisition

Eastgate Acquisition Corp.              11-29-1999 (SB-2)              Not filing reports with SEC
                                                                       Seeking merger and/or acquisition

Westgate Acquisitions Corp.             11-30-1999 (SB-2)              Not filing reports with SEC
                                                                       Seeking merger and/or acquisition

     Geoff Williams. Mr. Williams has been a director of Calypso since our inception in July 1999 and was appointed secretary in August 1999. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Mr. Williams attended the University of Utah and California Institute of the Arts.

     Mr. Williams has been an executive officer and director within the last three years of the following companies that may also be deemed blank check companies:

     o Big Flash Corporation (Secretary and director from 1999 to the present);
     o Consolidated Travel Systems, Inc. (Director since August 1999 and President from February 2001 to the present);
     o Eastgate Acquisition Corp., now known as Talavera's Fine Furniture (Secretary and director from 1999 to the present);

     o   Grant  Ventures,  Inc.  (Secretary  and director from July 2001 to July
         2004);
     o Green Mt. Labs., Inc., (director since August 2002 and President since April 2004);
     o Ocean Express Lines, Inc. (President and director from February 2000 to February 2002);
     o RAKO Capital Corporation (President and director from February 2001 to December 2002); and
     o Westgate Acquisitions Corp. (Secretary and director from 1999 to the present).

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------

Big Flash Corporation                   11-16-1999 (SB-2)              Delinquent in filings with SEC
                                        7-28-2000 (10-SB)              Seeking merger and/or acquisition

Consolidated Travel Systems, Inc.       11-9-2001(10-SB)               Active and current with SEC
                                                                       Pending merger with Knobias Holdings,
                                                                       Inc.

Eastgate Acquisition Corp.              11-29-1999 (SB-2)              Not filing reports with SEC
                                                                       Seeking merger and/or acquisition

Talavera's Fine Furniture               None                           Inactive furniture company

Grant Ventures, Inc.                    12-20-2002 (10-SB)             Active and current with SEC
                                                                       Completed merger with Impact
                                                                       Diagnostics, Inc.  in July 2004

Green Mt. Labs., Inc.                   1-8-2004 (10-SB)               Active and current with SEC
                                                                       Seeking merger and/or acquisition

Ocean Express Lines, Inc.               7-3-2002 (10-SB)               Active and delinquent in filings
(n.k.a. Cementitious Materials, Inc.)                                  with SEC
                                                                       Acquired Cementitious Material
                                                                       Technologies, Inc. in November 2003

RAKO Capital Corporation                7-16-1998 (10-SB)              Currently delinquent in its periodic report
                                                                       filings with SEC
                                                                       Acquired Centra Industries, Inc. in
                                                                       January 2003 - currently an active
                                                                       telecommunications infrastructure
                                                                       company

Westgate Acquisitions Corp.             11-30-1999 (SB-2)              Not filing reports with SEC
                                                                       Seeking merger and/or acquisition

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. None of these persons have filed initial reports of ownership and we will endeavor to have these reports prepared and submitted to the SEC.

Item 10.      Executive Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2000 and 1999. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge, as of July 31, 2004, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                         Amount and Nature of       Percent
of Beneficial Owner                      Beneficial Ownership     of Class(1)
--------------------                     --------------------     -----------
J. Rockwell Smith *                                 4,400              .3 %
   54 West 400 South, Suite 220
   Salt Lake City, UT 84101
Geoff Williams *                                  284,200            18.9 %
   54 West 400 South, Suite 220
   Salt Lake City, UT 84101
Edward F. Cowle *                                 600,000            40.0 %
   300 Park Avenue, Suite 1712
   New York, NY 10022
H. Deworth Williams                               596,000            39.7 %
   54 West 400 South, Suite 220
   Salt Lake City, UT 84101
All directors and officers                        888,600            59.2 %
   a group (3 persons)

      *  Director and/or executive officer

     Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 1.5 million shares of common stock outstanding on December 31, 2000 and July 31, 2004.

Item 12.      Certain Relationships and Related Transactions

     During the past two fiscal years, there have been no material transactions between us and any officer, director, nominee for election as director, or any stockholder owning greater than 5% of our outstanding shares, nor any member of the above referenced individuals' immediate family.

     Our officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which we have indicated an interest, either through a proposed business plan or by way of an express statement of interest contained in our minutes. If directors are presented with business opportunities that may conflict with business interests identified by us, such opportunities must be promptly disclosed to the Board of Directors and made available to us. In the event the Board shall reject an opportunity so presented and only in that event, any of our officers or directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of us. There can be no assurance, however, that these efforts will be successful.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. We have not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by us and the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. Any such fee would have to be approved by the stockholders or a disinterested Board of Directors.

Item 13.          Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.                 Exhibit Name
-----------                 ------------
    3.1*          Certificate of Incorporation
    3.2*          By-Laws
    4.1*          Instrument  defining rights of  stockholders  (See Exhibit No.
                  3.1, Certificate of Incorporation)
   31.1           Certification  of  C.E.O.  Pursuant  to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002
   31.2           Certification  of  Principal  Accounting  Officer  Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
   32.1           Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as
                  Adopted Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002
   32.2           Certification of Principal  Accounting  Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
----------------
     * Previously filed as an Exhibit to the Form 10-SB filed July 28, 2000.

         (b) No report on Form 8-K was during the three month period ended December 31, 2000.

                  On June 8, 2004, Calypso filed a Current Report on Form 8-K reporting under Item.4 the change in certifying accountant.

Item 14.      Principal Accountant Fees and Services

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     Audit Fees

     The aggregate fees billed by our independent auditors, Chisholm, Bierwolf & Nilson, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2000 and 1999, and for the review of quarterly financial statements included in our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, were $1,400.

     Audit Related Fees

     For the years ended December 31, 2000 and 1999, there were no fees billed for assurance and related services by Chisholm, Bierwolf & Nilson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the years ended December 31, 2000 and 1999, no fees were billed by Chisholm, Bierwolf & Nilson for tax compliance, tax advice and tax planning.

     We do not use Chisholm, Bierwolf & Nilson for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Chisholm, Bierwolf & Nilson to provide compliance outsourcing services.

     The board of directors has considered the nature and amount of fees billed by Chisholm, Bierwolf & Nilson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Chisholm, Bierwolf & Nilson's independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Calypso Financial Services, Inc.



                                           By:     /S/   EDWARD F. COWLE
                                              ----------------------------------
                                                   Edward F. Cowle
                                                   President and C.E.O.

Dated:   September 23, 2004


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                             Title                                  Date
           ---------                                             -----                                  ----




/S/    EDWARD F. COWLE                          President, C.E.O. and director                   September 23, 2004
-----------------------------------------       (Principal Accounting Officer)
         Edward F. Cowle




/S/    J. ROCKWELL SMITH                        Chairman and Director                            September 23, 2004
-----------------------------------------
         J. Rockwell Smith



/S/    GEOFF WILLIAMS                           Secretary and Director                           September 23, 2004
-----------------------------------------
         Geoff Williams

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S


Independent Auditors' Report ............................................. F-3

Balance Sheet............................................................. F-4

Statements of Operations ................................................. F-6

Statements of Stockholders' Equity (Deficit) ............................. F-7

Statements of Cash Flows ................................................. F-9

Notes to the Financial Statements ....................................... F-11

                           Chisholm, Bierwolf & Nilson
                          Certified Public Accountants
A Limited Liability      533 West 2600 South, Suite 250
Company                      Bountiful, Utah  84010
                                                           Office (801) 292-8756
                                                           Fax (801) 292-8809

     ---------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Calypso Financial Services, Inc.

We have audited the accompanying balance sheet of Calypso Financial Services, Inc. as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception on July 27, 1999 through December 31, 2000. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the Untied States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypso Financial Services, Inc. as of December 31, 2000 and the results of operations and cash flows for the years ended December 31, 2000 and 1999 and from inception on July 27, 1999 through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Th accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's operating loss and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm, Bierwolf & Nilson, LLC
------------------------------------
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
June 29, 2004







           A Member of the AICPA, UACPA and the PCAOB Practice Section

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                              December 31,
                                                                  2000
                                                               ----------

CURRENT ASSETS

  Cash                                                         $     --
                                                               ----------
    Total Current Assets                                             --
                                                               ----------

    TOTAL ASSETS                                               $     --
                                                               ==========




















   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                               December 31,
                                                                   2000
                                                               -----------
CURRENT LIABILITIES

  Due to shareholder                                           $      --
                                                               -----------

   Total Current Liabilities                                          --
                                                               -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                                  15
Additional paid in capital                                             485
Stock subscription receivable                                         (500)
Deficit accumulated during the development stage                      --
                                                               -----------
    Total Stockholders' Equity (Deficit)                              --
                                                               -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                                 $      --
                                                               ===========



   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                   From
                                                               Inception on
                                         For the Year Ended       July 27,
                                            December 31,       1999 Through
                                      -----------------------  December 31,
                                         2000         1999         2000
                                     ----------   -----------   ----------
REVENUES                             $     --     $      --     $     --

EXPENSES                                   --            --           --
                                     ----------   -----------   ----------
LOSS FROM OPERATIONS                       --            --           --

   Income taxes                            --            --           --
                                     ----------   -----------   ----------
NET LOSS                             $     --     $      --     $     --
                                     ==========   ===========   ==========

BASIC NET LOSS PER SHARE             $     0.00   $      0.00
                                     ==========   ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING               1,500,000     1,089,172
                                     ==========   ===========









   The accompanying notes are an integral part of these financial statements.



                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on July 27, 1999 through December 31, 2000

                                                                              Deficit
                                                                            Accumulated
                            Common Stock           Additional    Stock       During the
                       ------------------------      Paid in   Subscription Development
                         Shares        Amount        Capital    Receivable     Stage
                       ----------    ----------    ----------  ------------  ----------
Balance at inception of
the development stage on
July 27, 1999                --      $     --      $     --    $       --    $     --

Common stock issued for
cash on September 8,
1999 at $0.0003
per share               1,500,000            15           485           (500)      --

Net loss for the period
July 27, 1999 through
December 31, 1999            --            --            --             --         --
                         --------    ----------    ----------   ------------  ---------
Balance, December 31,
1999                    1,500,000            15           485           (500)      --

Net loss for the year
ended December 31, 2000      --            --            --             --         --
                       ----------    ----------    ----------     ----------  ---------
Balance, December 31,
2000                    1,500,000    $       15    $      485      $    (500) $    --
                       ==========    ==========    ==========     ==========  =========


   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                      From
                                                                  Inception on
                                            For the Year Ended       July 27,
                                               December 31,       1999 Through
                                         -----------------------  December 31,
                                            2000         1999         2000
                                         ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                              $     --     $     --     $     --
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
 Increase in due to shareholder               --           --           --
                                        ----------   ----------   ----------
  Net Cash Used by
   Operating Activities                       --           --           --
                                        ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES          --           --           --
                                        ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                        --           --           --
                                        ----------   ----------   ----------
  Net Cash Provided by
   Financing Activities                       --           --           --
                                        ----------   ----------   ----------
NET DECREASE IN CASH                          --           --           --

CASH AT BEGINNING OF PERIOD                   --           --           --
                                        ----------   ----------   ----------
CASH AT END OF PERIOD                   $     --     $     --     $     --
                                        ==========   ==========   ==========









   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)


                                                                      From
                                                                  Inception on
                                            For the Year Ended       July 27,
                                               December 31,       1999 Through
                                         -----------------------  December 31,
                                            2000         1999         2000
                                         ----------   ----------   -----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $     --     $     --     $      --
    Income Taxes                         $     --     $     --     $      --


NON CASH FINANCING ACTIVITIES

    None


















   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
              ACCOUNTING POLICIES

a. Business and Organization

             The Company was organized in the State of Delaware on July 27, 1999.


b. Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

c. Cash and Cash Equivalents

              For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

              d. Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              e. Revenue Recognition

              The  Company   currently  has  no  source  of  revenues.   Revenue
              recognition policies will be determined when principal operations begin.

              f. Basic Loss Per Share

              The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                       For the Years Ended
                                           December 31,
                                 -----------------------------
                                      2000            1999
                                 -------------   -------------

   Loss (numerator)              $        --     $        --
Shares (denominator)                 1,500,000       1,089,172
                                 -------------   -------------

   Per share amount              $        0.00   $        0.00
                                 =============   =============

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


              ACCOUNTING POLICIES (Continued)

              g. Income Taxes (Continued)

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                                           2000          1999
                                                       ----------    ----------

               Deferred tax assets:
               NOL Carryover                           $     --      $     --

               Valuation allowance                           --            --
                                                       ----------    ----------

               Net deferred tax asset                  $     --      $     --
                                                       ==========    ==========


         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2000 and 1999 due to the following:

                                                           2000          1999
                                                       ----------    ----------

               Book income                             $     --      $     --
               Valuation allowance                           --            --
                                                       ----------    ----------

               Net deferred tax asset                  $     --      $     --
                                                       ==========    ==========


              At December 31, 2000, the Company had net operating loss carryforwards of approximately $-0- that may be offset against future taxable income through 2020. No tax benefit has been reported in the December 31, 2000 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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