Form 10KSB
period 2001-12-31
CALYPSO FINANCIAL SERVICES INC
filed 2004-09-29
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                            Outstanding as of December 31, 2001
         Class                                       and July 31, 2004
-----------------------                     ------------------------------------
Common Stock, Par Value                                 1,500,000
   $.00001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [X]


                        CALYPSO FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
                                                      PART I

Item 1.           Description of Business .........................................     3

Item 2.           Description of Property..........................................     9

Item 3.           Legal Proceedings................................................     9

Item 4.           Submission of Matter to a Vote of Security Holders...............     9

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.........    10

Item 6.           Management's Discussion and Analysis or Plan of Operation........    13

Item 7.           Financial Statements.............................................    16

Item 8.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure.......................................    16

Item 8A.          Controls and Procedures..........................................    16

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act.............    17

Item 10.          Executive Compensation...........................................    20
Item 11.          Security Ownership of Certain Beneficial Owners and Management...    21

Item 12.          Certain Relationships and Related Transactions...................    21

Item 13.          Exhibits and Reports on Form 8-K.................................    22

Item 14.          Principal Accountant Fees and Services...........................    22

                  Signatures.......................................................    24

                                       -2-

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

     The Board of Directors believes that it is highly unlikely that we will acquire or merge with a business opportunity in which our management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the stockholders. Management does not anticipate that we will acquire or merge with any related entity. Further, as of the date hereof, none of our officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

Net Operating Loss

     We have accumulated approximately $900 of net operating loss carryforwards as of December 31, 2001. This loss carryforward may be offset against taxable income and income taxes in future years and expires in the year 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2001 and 2000 have been examined to the extent indicated in their reports by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

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

     Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the Board of Directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

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

     Edward F. Cowle. Mr. Cowle has been President and a Director of Calypso since our inception in July 1999. Mr. Cowle has been self employed in financial public relations from 1994 to the present, assisting public companies with financial and investment banking activities. From 2000 to December 2003, Mr. Cowle served as a director of Laser Technology, Inc., a public company listed on the American Stock Exchange that designs, manufactures and markets of pulse laser measuring instruments and systems. Mr. Cowle was a principal of LTI Acquisition Corp., a stockholder group that took Laser Technology private in December 2003. From 1992 to 1994, Mr. Cowle was a Senior Vice President-- Investments with Paine Webber in New York City and from 1991 to 1992, he was a Registered Representative with Bear Stearns & Company, also in New -16- York City. Mr. Cowle graduated from Fairleigh Dickinson University in Madison, New Jersey in 1978 with a B.A. Degree in English, American Studies. Mr. Cowle also attended Vermont Law School in South Royalton, Vermont from 1978 to 1979. Mr. Cowle is a principal stockholder of LTI Acquisition.

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

Item 10.      Executive Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2001 and 2000. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge, as of July 31, 2004, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                       mount and Nature of          Percent
of Beneficial Owner                    eneficial Ownership        of Class(1)
--------------------                   -------------------        -----------
J. Rockwell Smith *                              4,400                 .3 %
   54 West 400 South, Suite 220
   Salt Lake City, UT 84101
Geoff Williams *                               284,200               18.9 %
   54 West 400 South, Suite 220
   Salt Lake City, UT 84101
Edward F. Cowle *                              600,000               40.0 %
   300 Park Avenue, Suite 1712
   New York, NY 10022
H. Deworth Williams                            596,000               39.7 %
   54 West 400 South, Suite 220
   Salt Lake City, UT 84101
All directors and officers                     888,600               59.2 %
   a group (3 persons)

      *  Director and/or executive officer

     Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 1.5 million shares of common stock outstanding on December 31, 2001 and July 31, 2004.

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

         (b) No report on Form 8-K was during the three month period ended December 31, 2001.

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

     Audit Fees

     The aggregate fees billed by our independent auditors, Chisholm, Bierwolf & Nilson, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2001 and 2000, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2001, were $3,000.

     Audit Related Fees

     For the years ended December 31, 2001 and 2000, there were no fees billed for assurance and related services by Chisholm, Bierwolf & Nilson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the years ended December 31, 2001 and 2000, no fees were billed by Chisholm, Bierwolf & Nilson for tax compliance, tax advice and tax planning.

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

Dated:   September 29, 2004


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                             Title                       Date
           ---------                                             -----                       ----




/S/    EDWARD F. COWLE                          President, C.E.O. and director         September 29, 2004
-----------------------------------------       (Principal Accounting Officer)
         Edward F. Cowle



                                                                                       September 29, 2004
/S/    J. ROCKWELL SMITH                        Chairman and Director
----------------------------------------
         J. Rockwell Smith



/S/    GEOFF WILLIAMS                           Secretary and Director                 September 29, 2004
----------------------------------------
         Geoff Williams

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2001

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

Notes to the Financial Statements ........................................F-11

                           Chisholm, Bierwolf & Nilson
                          Certified Public Accountants
A Limited Liability      533 West 2600 South, Suite 250
Company                      Bountiful, Utah  84010
                                                           Office (801) 292-8756
                                                           Fax (801) 292-8809

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Calypso Financial Services, Inc.

We have audited the accompanying balance sheet of Calypso Financial Services, Inc. as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception on July 27, 1999 through December 31, 2001. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypso Financial Services, Inc. as of December 31, 2001 and the results of operations and cash flows for the years ended December 31, 2001 and 2000 and from inception on July 27, 1999 through December 31, 2001 in conformity the Standards of the Public Company Accounting Oversight Board (United States).

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



/s/ Chisholm, Bierwolf & Nilson, LLC
---------------------------------------
Bountiful, Utah
June 29, 2004



           A Member of the AICPA, UACPA and the PCAOB Practice Section

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                                December 31,
                                                                    2001
                                                                 ----------

CURRENT ASSETS

  Cash                                                           $      500
                                                                 ----------
    Total Current Assets                                                500
                                                                 ----------

    TOTAL ASSETS                                                 $      500
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                  December 31,
                                                                      2001
                                                                   ----------
CURRENT LIABILITIES

  Due to shareholder                                               $      904
                                                                   ----------

   Total Current Liabilities                                              904
                                                                   ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                                     15
Additional paid in capital                                                485
Deficit accumulated during the development stage                         (904)
                                                                   ----------
    Total Stockholders' Equity (Deficit)                                 (404)
                                                                   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                                     $      500
                                                                   ==========












   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                           From
                                                       Inception on
                               For the Year Ended        July 27,
                               December 31, 1999         Through
                            ------------------------   December 31,
                              2001           2000         2001
                           -----------    ----------   -----------
REVENUES                   $      --      $     --     $      --

EXPENSES                           904          --             904
                           -----------    ----------   -----------
LOSS FROM OPERATIONS              (904)         --            (904)

   Income taxes                   --            --            --
                           -----------    ----------   -----------
NET LOSS                   $      (904)   $     --     $      (904)
                           ===========    ==========   ===========

BASIC NET LOSS PER SHARE   $     (0.00)   $     0.00
                           ===========    ==========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      1,500,000     1,500,000
                           ===========    ==========





   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on July 27, 1999 through December 31, 2001
                                                                                     Deficit
                                                                                   Accumulated
                            Common Stock               Additional      Stock       During the
                          -------------------------     Paid in    Subscription    Development
                            Shares        Amount        Capital      Receivable       Stage
                          -----------   -----------   -----------   -----------    -----------
Balance at inception of
the development stage on
July 27, 1999                    --     $      --     $      --     $      --      $      --

Common stock issued for
cash on September 8,
1999 at $0.0003
per share                   1,500,000            15           485          (500)          --

Net loss for the period
July 27, 1999 through
December 31, 1999                --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
1999                        1,500,000            15           485          (500)          --

Net loss for the year
ended December 31, 2000          --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2000                        1,500,000            15           485          (500)          --
                          -----------   -----------   -----------   -----------    -----------
Cash received for
Stock subscription               --            --            --             500           --

Net loss for the
year ended
December 31,2001                 --            --            --            --             (904)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,       1,500,000   $        15   $       485   $      --      $      (904)
2001                      ===========   ===========   ===========   ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                                                                        From
                                                                    Inception on
                                            For the Year Ended        July 27,
                                               December 31,         1999 Through
                                        --------------------------  December 31,
                                            2001           2000         2001
                                        -----------    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $      (904)   $      --     $      (904)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
 Increase in due to shareholder                 904           --             904
                                        -----------    -----------   -----------
  Net Cash Used by
   Operating Activities                        --             --            --
                                        -----------    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES           --             --            --
                                        -----------    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                         --             --             500
                                        -----------    -----------   -----------
  Net Cash Provided by
   Financing Activities                        --             --             500
                                        -----------    -----------   -----------
NET DECREASE IN CASH                           --             --             500

CASH AT BEGINNING OF PERIOD                    --             --            --
                                        -----------    -----------   -----------
CASH AT END OF PERIOD                   $      --      $      --     $       500
                                        ===========    ===========   ===========






   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)


                                                                      From
                                                                  Inception on
                                            For the Year Ended       July 27,
                                               December 31,       1999 Through
                                         -----------------------  December 31,
                                            2001         2000         2001
                                         ----------   ----------   -----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $     --     $    --      $     --
    Income Taxes                         $     --     $    --      $     --


NON CASH FINANCING ACTIVITIES

    None






   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


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

                                                    For the Years Ended
                                                       December 31,
                                                --------------------------
                                                   2001           2000
                                                -----------    -----------

         Loss (numerator)                       $      (904)   $      --
         Shares (denominator)                     1,500,000      1,500,000
                                                -----------    -----------

         Per share amount                       $     (0.00)   $    (0.00)
                                                ===========    ==========

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

         NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g. Income Taxes

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

         Net deferred tax assets consist of the following components as of December 31, 2001 and 2000:

                                       2001           2000
                                    -----------    -----------

         Deferred tax assets:
           NOL Carryover            $       353    $      --

         Valuation allowance               (353)          --
                                    -----------    -----------

           Net deferred tax asset   $      --      $      --
                                    ===========    ===========

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2001 and 2000 due to the following:

                                        2001           2000
                                    -----------    -----------


         Book Income                $      (904)   $      --
         Valuation allowance                904           --
                                    -----------    -----------

                                    $      --      $      --
                                    ===========    ===========

         At December 31, 2001, the Company had net operating loss carryforwards of approximately $900 that may be offset against future taxable income through 2021. No tax benefit has been reported in the December 31, 2001 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

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

         NOTE 3-RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2001 and 2000, the Company incurred various general and administrative expenses. As the Company has not had the wherewithal to pay these expenses, the Company has relied on a related party to satisfy its debts. As of December 31, 2001 the Company had an obligation to a stockholder totaling $904.