Form 10QSB
period 2002-06-30
CALYPSO FINANCIAL SERVICES INC
filed 2004-09-30
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2002

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

                                              Outstanding as of June 30, 2002
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


                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Calypso Financial Services, Inc. at June 30, 2002 and December 31, 2001, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2002 and 2001 and the period July 27, 1999 (date of inception) to June 30, 2002, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2002, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2002 or any other subsequent period.











                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                      June 30,    December 31,
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      June 30,      December 31,
                                                        2002           2001
                                                     ----------     ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Payable - related party                            $    1,010     $      904
                                                     ----------     ----------

   Total Current Liabilities                              1,010            904
                                                     ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                       15             15
Additional paid in capital                                  485            485
Deficit accumulated during the development stage         (1,010)          (904)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficit)                   (510)          (404)
                                                     ----------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $      500     $      500
                                                     ==========     ==========






The  accompanying  notes  are an  integral  part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                  For the                      For the                  From
                                Three Months                  Six Months            Inception on
                                   Ended                        Ended                 July 27,
                                  June 30,                     June 30,             1999 Through
                           ------------------------    --------------------------      June 30,
                              2002         2001             2002         2001            2002
                           ----------   -----------    -----------    -----------    -----------
REVENUES                   $     --     $      --      $      --      $      --      $      --

EXPENSES                         --             109            106            109          1,010
                           ----------   -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS             --            (109)          (106)          (109)        (1,010)

   Income tax expense            --            --             --             --             --
                           ----------   -----------    -----------    -----------    -----------

NET LOSS                   $     --     $      (109)   $      (106)   $      (109)   $    (1,010)
                           ==========   ===========    ===========    ===========    ===========
BASIC NET LOSS PER SHARE   $     0.00   $     (0.00)   $     (0.00)
                           ==========   ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING     1,500,000     1,500,000      1,500,000
                           ==========   ===========    ===========










   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on July 27, 1999 through June 30, 2002

                                                                                       Deficit
                                                                                     Accumulated
                                    Common Stock          Additional     Stock        During the
                             -------------------------     Paid in    Subscription    Development
                                Shares        Amount       Capital     Receivable        Stage
                             -----------   -----------   -----------   -----------    -----------
Balance at inception of
the development stage on
July 27, 1999                       --     $      --     $      --     $      --      $      --

Common stock issued for
cash on September 8,
1999 at $0.0003
per share                      1,500,000            15           485          (500)          --

Net loss for the period
July 27, 1999 through
December 31, 1999                   --            --            --            --             --
                             -----------   -----------   -----------   -----------    -----------
Balance, December 31,
1999                           1,500,000            15           485          (500)          --

Net loss for the year
ended December 31, 2000             --            --            --            --             --
                             -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2000                           1,500,000            15           485          (500)          --

Cash received for
Stock subscription                  --            --            --             500           --

Net loss for the
year ended
December 31,2001                    --            --            --            --             (904)
                             -----------   -----------   -----------   -----------    -----------
Balance, December 31,          1,500,000            15           485          --             (904)
2001

Net loss for the six
months ended June 30, 2002
Unaudited)                          --            --            --            --             (106)
                             -----------   -----------   -----------   -----------    -----------
Balance, June 30,              1,500,000   $        15   $       485   $      --      $    (1,010)
2002 (Unaudited)             ===========   ===========   ===========   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        From
                                                                    Inception on
                                         For the Six Months Ended      July 27,
                                                June 30,           1999 Through
                                         ------------------------     June 30,
                                            2002          2001          2002
                                         ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $      (106)   $      (109)   $    (1,010)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
  Increase in due to shareholder                106            109          1,010
                                        -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                        --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES           --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                         --             --              500
                                        -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                        --             --              500
                                        -----------    -----------    -----------
NET INCREASE IN CASH                           --             --              500

CASH AT BEGINNING OF PERIOD                    --             --             --
                                        -----------    -----------    -----------
CASH AT END OF PERIOD                   $      --      $      --      $       500
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                        From
                                                                    Inception on
                                         For the Six Months Ended     July 27,
                                               June 30,             1999 Through
                                         ------------------------     June 30,
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended June 30, 2002.


                                   * * * * * *



                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CALYPSO FINANCIAL SERVICES, INC.



Date:  September 29, 2004                By:  /S/   EDWARD F. COWLE
                                            ------------------------------------
                                              Edward F. Cowle
                                              President, C.E.O. and Director
                                              (Principal Accounting Officer)