Form 10KSB
period 2002-12-31
CALYPSO FINANCIAL SERVICES INC
filed 2004-10-01
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[ ] No[X]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

                                            Outstanding as of December 31, 2002
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

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2002.

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

Net Operating Loss

     We have accumulated approximately $1,200 of net operating loss carryforwards as of December 31, 2002. This loss carryforward may be offset against taxable income and income taxes in future years and expires in the year 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2002 and 2001 have been examined to the extent indicated in their reports by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

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

         (b) No report on Form 8-K was during the three month period ended December 31, 2002.

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

     Audit Fees

     The aggregate fees billed by our independent auditors, Chisholm, Bierwolf & Nilson, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2002 and 2001, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2002, were $3,000.

     Audit Related Fees

     For the years ended December 31, 2002 and 2001, there were no fees billed for assurance and related services by Chisholm, Bierwolf & Nilson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the years ended December 31, 2002 and 2001, no fees were billed by Chisholm, Bierwolf & Nilson for tax compliance, tax advice and tax planning.

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

Dated:   October 1, 2004


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                             Title                       Date
           ---------                                             -----                       ----




/S/    EDWARD F. COWLE                          President, C.E.O. and director         October 1, 2004
-----------------------------------------       (Principal Accounting Officer)
         Edward F. Cowle



                                                                                       October 1, 2004
/S/    J. ROCKWELL SMITH                        Chairman and Director
----------------------------------------
         J. Rockwell Smith



/S/    GEOFF WILLIAMS                           Secretary and Director                 October 1, 2004
----------------------------------------
         Geoff Williams

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2002

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
                                                           Office (801) 292-8756
                                                           Fax (801) 292-8809

     ---------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Calypso Financial Services, Inc.

We have audited the accompanying balance sheet of Calypso Financial Services, Inc. as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from inception on July 27, 1999 through December 31, 2002. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypso Financial Services, Inc. as of December 31, 2002 and the results of operations and cash flows for the years ended December 31, 2002 and 2001 and from inception on July 27, 1999 through December 31, 2002 in conformity with the Standards of the Public Company Accounting Oversight Board (United States).

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



/s/ Chisholm, Bierwolf & Nilson, LLC
-------------------------------------
Bountiful, Utah
June 29, 2004

           A Member of the AICPA, UACPA and the PCAOB Practice Section

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                             December 31,
                                                                 2002
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                   December 31,
                                                                       2002
                                                                    ----------
CURRENT LIABILITIES

  Due to shareholder                                                $    1,207
                                                                    ----------

   Total Current Liabilities                                             1,207
                                                                    ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                                      15
Additional paid in capital                                                 485
Deficit accumulated during the development stage                       (1,207)
                                                                   ----------
    Total Stockholders' Equity (Deficit)                                 (707)
                                                                   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                                     $      500
                                                                   ==========







The accompanying  notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                             From
                                                         Inception on
                               For the Year Ended          July 27,
                                  December 31,           1999 Through
                           ---------------------------   December 31,
                               2002         2001            2002
                           -----------    -----------    -----------
REVENUES                   $      --      $      --      $      --

EXPENSES                           303            904          1,207
                           -----------    -----------    -----------
LOSS FROM OPERATIONS              (303)          (904)        (1,207)

   Income taxes                   --             --             --
                           -----------    -----------    -----------

         NET LOSS          $      (303)   $      (904)   $    (1,207)
                           ===========    ===========    ===========

BASIC NET LOSS PER SHARE   $     (0.00)   $     (0.00)
                           ===========    ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      1,500,000      1,500,000
                           ===========    ===========







   The accompanying notes are an integral part of these financial statements.


                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on July 27, 1999 through December 31, 2002

                                                                                   Deficit
                                                                                  Accumulated
                            Common Stock               Additional      Stock       During the
                          -------------------------     Paid in    Subscription   Development
                            Shares        Amount        Capital      Receivable      Stage
                          -----------   -----------   -----------   -----------    -----------
Balance at inception of
the development stage on
July 27, 1999                    --     $      --     $      --     $      --      $      --

Common stock issued for
cash on September 8,
1999 at $0.0003
per share                   1,500,000            15           485          (500)          --

Net loss for the period
July 27, 1999 through
December 31, 1999                --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
1999                        1,500,000            15           485          (500)          --

Net loss for the year
ended December 31, 2000          --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2000                        1,500,000            15           485          (500)          --

Cash received for
Stock subscription               --            --            --             500           --

Net loss for the
year ended
December 31,2001                 --            --            --            --             (904)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,       1,500,000            15           485          --             (904)
                                                                                          2001

Net loss for the year
ended December 31, 2002          --            --            --            --             (303)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2002                        1,500,000   $        15   $       485   $      --      $    (1,207)
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


                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                      From
                                                                  Inception on
                                            For the Year Ended       July 27,
                                               December 31,       1999 Through
                                         -----------------------  December 31,
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)


                                                                     From
                                                                   Inception on
                                            For the Year Ended       July 27,
                                               December 31,       1999 Through
                                         -----------------------  December 31,
                                            2002         2001         2002
                                         ----------   ----------   -----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $     --     $     --     $      --
    Income Taxes                         $     --     $     --     $      --


NON CASH FINANCING ACTIVITIES

    None







   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

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

                                                For the Years Ended
                                                    December 31,
                                          -----------------------------
                                               2002            2001
                                          -------------   -------------

            Loss (numerator)              $       (303)   $        (904)
            Shares (denominator)             1,500,000       1,089,172
                                          -------------   -------------

            Per share amount              $        0.00   $        0.00
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

          Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                           2002          2001
                                                       ----------    ----------

               Deferred tax assets:
               NOL Carryover                           $      471    $      353

               Valuation allowance                          (471)          (353)
                                                       ----------    ----------

               Net deferred tax asset                  $     --      $     --
                                                       ==========    ==========


         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2000 and 1999 due to the following:

                                                           2002          2001
                                                       ----------    ----------

               Book income                             $    (203)    $    (904)
               Valuation allowance                           203           904
                                                       ----------    ----------

               Net deferred tax asset                  $     --      $     --
                                                       ==========    ==========

          At December 31, 2002, the Company had net operating loss carryforwards of approximately $1,200 that may be offset against future taxable income through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

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

          In order to continue as a going concern, the Company wil need, among other things, additional capital resources. Management's plan to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

          The ability of the Company to continue as a going concer is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3- RELATED PARTY TRANSACTIONS

          During the years ended December 31, 2002 and 2001, the Company incurred various general and administrative expenses. As the Company has not had the wherewithal to pay these expenses, the Company has relied on a related party to satisfy its debts. As of December 31, 2002 the Company had an obligation to a stockholder totaling $1,207.