Form 10QSB
period 2003-06-30
CALYPSO FINANCIAL SERVICES INC
filed 2004-10-04
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2003

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

                                              Outstanding as of June 30, 2003
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

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Calypso Financial Services, Inc. at June 30, 2003 and December 31, 2002, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2003 and 2002 and the period July 27, 1999 (date of inception) to June 30, 2003, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003 or any other subsequent period.











                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                      June 30,    December 31,
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      June 30,   December 31,
                                                        2003          2002
                                                     ----------    ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Payable - related party                            $    1,373    $    1,207
                                                     ----------    ----------

   Total Current Liabilities                              1,373         1,207
                                                     ----------    ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                       15            15
Additional paid in capital                                  485           485
Deficit accumulated during the development stage         (1,373)       (1,207)
                                                     ----------    ----------
    Total Stockholders' Equity (Deficit)                   (873)         (707)
                                                     ----------    ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $      500    $      500
                                                     ==========    ==========









   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                  For the                       For                     From
                                Three Months                 Six Months             Inception on
                                   Ended                       Ended                  July 27,
                                  June 30,                    June 30,              1999 Through
                           -------------------------   --------------------------    June 30,
                              2003           2002         2003           2002           2003
                           -----------    ----------   -----------    -----------    -----------
REVENUES                   $      --      $     --     $      --      $      --      $      --

EXPENSES                           106          --             166            105          1,373
                           -----------    ----------   -----------    -----------    -----------
LOSS FROM OPERATIONS              (106)         --            (166)          (105)        (1,373)

   Income tax expense             --            --            --             --             --
                           -----------    ----------   -----------    -----------    -----------

NET LOSS                   $      (106)   $     --     $      (166)   $      (105)   $    (1,373)
                           ===========    ==========   ===========    ===========    ===========
BASIC NET LOSS PER SHARE   $     (0.00)   $     0.00   $     (0.00)   $     (0.00)
                           ===========    ==========   ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      1,500,000     1,500,000     1,500,000      1,500,000
                           ===========    ==========   ===========    ===========












   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on July 27, 1999 through June 30, 2003
                                                                                        Deficit
                                                                                       Accumulated
                                     Common Stock          Additional     Stock        During the
                              -------------------------     Paid in    Subscription    Development
                                 Shares        Amount      Capital      Receivable        Stage
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
2002

Net loss for the
six months ended
June 30, 2003
(Unaudited)                          --            --            --            --             (166)
                              -----------   -----------   -----------   -----------    -----------
Balance, June 30,
2003 (Unaudited)                1,500,000   $        15   $       485   $      --      $    (1,373)
                              ===========   ===========   ===========   ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         From
                                                                     Inception on
                                         For the Six Months Ended       July 27,
                                                June 30,             1999 Through
                                         ------------------------     June 30,
                                            2003          2002          2003
                                        -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $      (166)   $      (105)   $    (1,373)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
  Increase in due to shareholder                166            105          1,373
                                        -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                        --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES           --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                         --             --              500
                                        -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                        --             --              500
                                        -----------    -----------    -----------
NET INCREASE IN CASH                           --             --              500

CASH AT BEGINNING OF PERIOD                    --             --             --
                                        -----------    -----------    -----------
CASH AT END OF PERIOD                   $      --      $      --      $       500
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                    From
                                                                Inception on
                                     For the Six Months Ended     July 27,
                                           June 30,             1999 Through
                                     ------------------------     June 30,
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended June 30, 2003.


                                   * * * * *



                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CALYPSO FINANCIAL SERVICES, INC.



Date:  October 1, 2004                     By:  /S/   EDWARD F. COWLE
                                              ----------------------------------
                                                Edward F. Cowle
                                                President, C.E.O. and Director
                                                (Principal Accounting Officer)