Form 10QSB
period 2003-09-30
CALYPSO FINANCIAL SERVICES INC
filed 2004-10-04
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                            Outstanding as of September 30, 2003
            Class                                    and July 31, 2004
-------------------------------             -----------------------------------
Common Stock, $.00001 par value                          1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

                                       TABLE OF CONTENTS

Heading                                                                                   Page
-------                                                                                   ----
                                 PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................      3

Item 2.      Management's Discussion and Analysis and Results of Operations...........     11

Item 3.      Controls and Procedures..................................................     12


                                  PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................     12

Item 2.      Changes in Securities and Use of Proceeds................................     12

Item 3.      Defaults Upon Senior Securities..........................................     12

Item 4.      Submission of Matters to a Vote of Securities Holders....................     12

Item 5.      Other Information........................................................     12

Item 6.      Exhibits and Reports on Form 8-K.........................................     13

             Signatures...............................................................     13

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Calypso Financial Services, Inc. at September 30, 2003 and December 31, 2002, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2003 and 2002 and the period July 27, 1999 (date of inception) to September 30, 2003, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003 or any other subsequent period.











                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2003 and December 31, 2002

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                               ASSETS
                                                               ------

                                                   September 30, December 31,
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

                                                   September 30,  December 31,
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                  For the                      For                     From
                                Three Months                Nine Months             Inception on
                                   Ended                      Ended                  July 27,
                                September 30,              September 30,            1999 Through
                           -----------------------   -----------------------        September 30,
                              2003         2002           2003           2002            2003
                           ----------   -----------    -----------    -----------    -----------
REVENUES                   $     --     $      --      $      --      $      --      $      --

EXPENSES                         --             197            166            302          1,373
                           ----------   -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS             --            (197)          (166)          (302)        (1,373)

   Income tax expense            --            --             --             --             --
                           ----------   -----------    -----------    -----------    -----------

NET LOSS                   $     --     $      (197)   $      (166)   $      (302)   $    (1,373)
                           ==========   ===========    ===========    ===========    ===========
BASIC NET LOSS PER SHARE   $     0.00   $     (0.00)   $     (0.00)   $     (0.00)
                           ==========   ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING     1,500,000     1,500,000      1,500,000      1,500,000
                           ==========   ===========    ===========    ===========







   The accompanying notes are an integral part of these financial statements.



                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on July 27, 1999 through September 30, 2003

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
2002

Net loss for the
nine months ended
September 30, 2003
(Unaudited)                      --            --            --            --             (166)
                          -----------   -----------   -----------   -----------    -----------
Balance, September 30,
2003 (Unaudited)            1,500,000   $        15   $       485   $      --      $    (1,373)
                          ===========   ===========   ===========   ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         From
                                                                     Inception on
                                         For the Nine Months Ended      July 27,
                                                September 30,        1999 Through
                                         ------------------------    September 30,
                                            2003          2002          2003
                                        -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                              $      (166)   $      (302)   $    (1,373)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
  Increase in due to shareholder                166            302          1,373
                                        -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                        --             --             --7
                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES           --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                         --             --              500
                                        -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                        --             --              500
                                        -----------    -----------    -----------
NET INCREASE IN CASH                           --             --              500

CASH AT BEGINNING OF PERIOD                    --             --             --
                                        -----------    -----------    -----------
CASH AT END OF PERIOD                   $      --      $      --      $       500
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                     From
                                                                 Inception on
                                      For the Nine Months Ended     July 27,
                                            September 30,        1999 Through
                                      ------------------------   September 30,
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2      Certification   of   Principal   Accounting   Officer
                           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit32.1       Certification of C.E.O. Pursuant to 18 U.S.C. Section
                           1350,  as  Adopted  Pursuant  to  Section  906 of the
                           Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended September 30, 2003.

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