Form 10KSB
period 2003-12-31
CALYPSO FINANCIAL SERVICES INC
filed 2004-10-04
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number: 000-31199

                        CALYPSO FINANCIAL SERVICES, INC.
                 (Name of small business issuer in its charter)

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[ ] No[X] [X]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

                                           Outstanding as of December 31, 2003
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
   $.00001 par value

                                        DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [X]

                        CALYPSO FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
                                                      PART I

Item 1.           Description of Business .........................................      3

Item 2.           Description of Property..........................................      9

Item 3.           Legal Proceedings................................................      9

Item 4.           Submission of Matter to a Vote of Security Holders...............      9

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.........     10

Item 6.           Management's Discussion and Analysis or Plan of Operation........     13

Item 7.           Financial Statements.............................................     16

Item 8.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure.......................................     16

Item 8A.          Controls and Procedures..........................................     16

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act.............     17

Item 10.          Executive Compensation...........................................     21

Item 11.          Security Ownership of Certain Beneficial Owners and Management...     21

Item 12.          Certain Relationships and Related Transactions...................     21

Item 13.          Exhibits and Reports on Form 8-K.................................     22

Item 14.          Principal Accountant Fees and Services...........................     22

                  Signatures.......................................................     24

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

     Effective voting control held by directors
--------------------------------------------------------------------------------
     Our directors own in the aggregate approximately 98.9% of our outstanding voting securities. No other stockholder owns in excess of 5%. Accordingly, these persons will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2003.

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

Net Operating Loss

     We have accumulated approximately $1,400 of net operating loss carryforwards as of December 31, 2003. This loss carryforward may be offset against taxable income and income taxes in future years and expires in the year 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2003 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2003 and 2002 have been examined to the extent indicated in their reports by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

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

Item 10.      Executive Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2003 and 2002. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

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

     (1) Based upon 1.5 million shares of common stock outstanding on December 31, 2003 and July 31, 2004.

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

         (b) No report on Form 8-K was during the three month period ended December 31, 2003.

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

     Audit Fees

     The aggregate fees billed by our independent auditors, Chisholm, Bierwolf & Nilson, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2003 and 2002, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2003, were $3,000.

     Audit Related Fees

     For the years ended December 31, 2003 and 2002, there were no fees billed for assurance and related services by Chisholm, Bierwolf & Nilson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the years ended December 31, 2003 and 2002, no fees were billed by Chisholm, Bierwolf & Nilson for tax compliance, tax advice and tax planning.

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

Dated:   October 4, 2004



             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                             Title                       Date
           ---------                                             -----                       ----




/S/    EDWARD F. COWLE                          President, C.E.O. and director         October 4, 2004
-----------------------------------------       (Principal Accounting Officer)
         Edward F. Cowle



                                                                                       October 4, 2004
/S/    J. ROCKWELL SMITH                        Chairman and Director
----------------------------------------
         J. Rockwell Smith



/S/    GEOFF WILLIAMS                           Secretary and Director                 October 4, 2004
----------------------------------------
         Geoff Williams

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2003

                                 C O N T E N T S


Independent Auditors' Report .............................................. F-3

Balance Sheet.............................................................. F-4

Statements of Operations .................................................. F-6

Statements of Stockholders' Equity (Deficit) .............................. F-7

Statements of Cash Flows .................................................. F-9

Notes to the Financial Statements ........................................ F-11

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
                                                           Office (801) 292-8756
                                                           Fax (801) 292-8809

     ---------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Calypso Financial Services, Inc.

We have audited the accompanying balance sheet of Calypso Financial Services, Inc. as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and from inception on July 27, 1999 through December 31, 2003. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calypso Financial Services, Inc. as of December 31, 2002 and the results of operations and cash flows for the years ended December 31, 2003 and 2002 and from inception on July 27, 1999 through December 31, 2003 in conformity with the Standards of the Public Company Accounting Oversight Board (United States).

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



/s/ Chisholm, Bierwolf & Nilson, LLC
------------------------------------
Bountiful, Utah
June 29, 2004


           A Member of the AICPA, UACPA and the PCAOB Practice Section

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                               December 31,
                                                                   2003
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                  December 31,
                                                                      2003
                                                                   ----------
CURRENT LIABILITIES

  Due to shareholder                                               $      921
                                                                   ----------

   Total Current Liabilities                                              921
                                                                   ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                                     15
Additional paid in capital                                                485
Deficit accumulated during the development stage                       (1,421)
                                                                   ----------
    Total Stockholders' Equity (Deficit)                                 (921)
                                                                   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                                     $        -
                                                                   ==========









   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                           From
                                                        Inception on
                                For the Year Ended        July 27,
                                   December 31,         1999 Through
                           --------------------------   December 31,
                              2003           2002           2003
                           -----------    -----------   -----------
REVENUES                   $      --      $      --     $      --

EXPENSES                           214            303         1,421
                           -----------    -----------   -----------
LOSS FROM OPERATIONS              (214)          (303)       (1,421)

   Income taxes                   --             --            --
                           -----------    -----------   -----------
NET LOSS                   $      (214)   $      (303)  $    (1,421)
                           ===========    ===========   ===========

BASIC NET LOSS PER SHARE   $     (0.00)   $     (0.00)
                           ===========    ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      1,500,000      1,500,000
                           ===========    ===========











   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on July 27, 1999 through December 31, 2003

                                                                                    Deficit
                                                                                   Accumulated
                            Common Stock               Additional      Stock       During the
                          -------------------------     Paid in     Subscription   Development
                            Shares        Amount        Capital      Receivable       Stage
                          -----------   -----------   -----------   -----------    -----------
Balance at inception of
the development stage on
July 27, 1999                    --     $      --     $      --     $      --      $      --

Common stock issued for
cash on September 8,
1999 at $0.0003
per share                   1,500,000            15           485          (500)          --

Net loss for the period
July 27, 1999 through
December 31, 1999                --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
1999                        1,500,000            15           485          (500)          --

Net loss for the year
ended December 31, 2000          --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2000                        1,500,000            15           485          (500)          --

Cash received for
Stock subscription               --            --            --             500           --

Net loss for the
year ended
December 31,2001                 --            --            --            --             (904)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,       1,500,000            15           485          --             (904)
2001

Net loss for the
year ended
December 31,2002                 --            --            --            --             (303)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,       1,500,000            15           485          --           (1,207)
2002

Net loss for the year
ended December 31, 2003          --            --            --            --             (214)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2003                        1,500,000   $        15   $       485   $      --      $    (1,421)
                          ===========   ===========   ===========   ===========    ===========





   The accompanying notes are an integral part of these financial statements.


                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                      From
                                                                   Inception on
                                            For the Year Ended       July 27,
                                               December 31,       1999 Through
                                         -----------------------  December 31,
                                            2003         2002         2003
                                         ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $      (214)   $      (303)   $    (1,421)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
 Increase in due to shareholder                 214            303            921
                                        -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                        --             --             (500)
                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES           --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                         --             --              500
                                        -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                        --             --              500
                                        -----------    -----------    -----------
NET DECREASE IN CASH                           --             --             --

CASH AT BEGINNING OF PERIOD                    --             --             --
                                        -----------    -----------    -----------
CASH AT END OF PERIOD                   $      --      $      --      $      --
                                        ===========    ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)


                                                                      From
                                                                   Inception on
                                            For the Year Ended       July 27,
                                               December 31,       1999 Through
                                         -----------------------  December 31,
                                            2003         2002         2003
                                         ----------   ----------   -----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $      --    $     --     $     --
    Income Taxes                         $      --    $     --     $     --


NON CASH FINANCING ACTIVITIES

    None






   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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

                                                For the Years Ended
                                                    December 31,
                                          -----------------------------
                                               2003            2002
                                          -------------   -------------

            Loss (numerator)              $        (214)   $       (303)
            Shares (denominator)              1,500,000       1,500,000
                                          -------------   -------------

            Per share amount              $        0.00   $        0.00
                                          =============   =============

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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

          Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:
*****
                                                          2003          2002
                                                       ----------    ----------

               Deferred tax assets:
               NOL Carryover                           $      554    $      471

               Valuation allowance                          (554)          (471)
                                                       ----------    ----------

               Net deferred tax asset                  $     --      $     --
                                                       ==========    ==========

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                           2003          2002
                                                       ----------    ----------

               Book income                             $    (214)    $    (303)
               Valuation allowance                           214           303
                                                       ----------    ----------

               Net deferred tax asset                  $     --      $     --
                                                       ==========    ==========

          At December 31, 2003, the Company had net operating loss carryforwards of approximately $1,400 that may be offset against future taxable income through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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

NOTE 3-   RELATED PARTY TRANSACTIONS

          During the years ended December 31, 2003 and 2002, the Company incurred various general and administrative expenses. As the Company has not had the wherewithal to pay these expenses, the Company has relied on a related party to satisfy its debts. As of December 31, 2003 the Company had an obligation to a stockholder totaling $921.