Form 10KSB
period 2004-12-31
CALYPSO FINANCIAL SERVICES INC
filed 2005-04-14
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number: 000-31199

                        CALYPSO FINANCIAL SERVICES, INC.
                 (Name of small business issuer in its charter)

           Delaware                                            87-0638338
- -------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

            56 West 400 South, Suite #220, Salt Lake City, Utah 84101
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 322-3401

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                           Outstanding as of December 31, 2004
-------------------------                   ------------------------------------
Common Stock, Par Value                              1,500,000
   $.00001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [X]



                                         CALYPSO FINANCIAL SERVICES, INC.

                                                 TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                                      PART I

Item 1.           Description of Business .......................................................            3

Item 2.           Description of Property........................................................            9

Item 3.           Legal Proceedings..............................................................            9

Item 4.           Submission of Matter to a Vote of Security Holders.............................            9

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................            9

Item 6.           Management's Discussion and Analysis or Plan of Operation......................           11

Item 7.           Financial Statements...........................................................           15

Item 8.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure.....................................................           15

Item 8A.          Controls and Procedures........................................................           15

Item  8B          Other Information..............................................................           15
                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act...........................           15

Item 10.          Executive Compensation.........................................................           19

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................           19

Item 12.          Certain Relationships and Related Transactions.................................           19

Item 13.          Exhibits.......................................................................           21

Item 14.          Principal Accountant Fees and Services.........................................           21

                  Signatures.....................................................................           22

                                                        -2-

                                     PART I

Item 1.       Description of Business

     History
     -------

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

     Current Business Activities
     ---------------------------

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

     Our principal executive offices are located at 19 East 200 South, Suite 1080, Salt Lake City, Utah 84111, and our telephone number is (801) 322-3401.

     Sources of Business Opportunities
     ---------------------------------

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

     Evaluation
     ----------

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

     Form of Potential Acquisition or Merger
     ---------------------------------------

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

     We have no assets and no source of revenue
--------------------------------------------------------------------------------
     We currently have no assets and have had no revenues for several years. It is unlikely that we will receive any revenues until we complete an acquisition or merger. There can be no assurance that any acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

     Our auditors have expressed a going concern opinion
--------------------------------------------------------------------------------
     Our independent auditors discuss in their report significant doubt regarding our ability to continue as a going concern. They include a statement in the notes to our financial statements as follows:

         "The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations."

     If we are not able to secure necessary funding or to consummate a successful acquisition or merger, we may be forced to cease operations. You are encouraged to read note 2 to financial statements included herewith.

     Discretionary use of proceeds
--------------------------------------------------------------------------------
     We are not currently engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management has broad discretion with respect to the potential acquisition of any business, assets, property. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, we will have broad discretion in applying these funds. There can be no assurance that our use or allocation of such proceeds will allow it to achieve its business objectives.

     No substantive disclosure relating to prospective acquisitions
--------------------------------------------------------------------------------
     Because we have not yet identified any specific industry, assets or business that we may seek, potential investors in our securities will have no substantive information upon which to base a decision whether to invest in our securities until such a transaction is completed. Prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. Potential investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public.

     Future acquisition or merger may result in substantial dilution
--------------------------------------------------------------------------------
     We are currently authorized to issued 20 million shares of common stock, of which 1.5 million shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current stockholders.

     Management will devote only minimal time to our business
--------------------------------------------------------------------------------
     Presently, our directors have other full time obligations and will devote only such time to our business as necessary to maintain our viability. Thus, because of management's other time commitments, together with the fact that we have no business operations, management anticipates that it will devote only a minimal amount of time to our activities, at least until such time as we have identified a suitable acquisition candidate.

     Effective voting control held by directors
--------------------------------------------------------------------------------
     Our directors own in the aggregate approximately 59.2% of our outstanding voting securities. Only one other stockholder owns in excess of 5%. Accordingly, our current directors will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

     No public market for our common stock
--------------------------------------------------------------------------------
     Management currently anticipates that within 12 months from the filing of this report, we will apply for listing of our common stock on the OTC Bulletin Board. However, there is currently no market for our shares and there can be no assurance that any such market will ever develop or be maintained. Any trading market that may develop in the future will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, we must keep current in our filing obligations with the SEC, including our periodic and annual reports and the financial statements required thereby. In the event that we become delinquent in our filings or otherwise lose our status as a "reporting issuer," any future quotation of our shares on the OTC Bulletin Board may be jeopardized.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II
                                     -------

Item 5.       Market for Common Equity and Related Stockholder Matters

     There is not currently, nor has there ever been, a public trading market for our common stock. It is anticipated that within the next 12 months, we will make an application to the NASD to have our shares quoted on the OTC Bulletin Board. Our application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934.

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

Net Operating Loss

     We have accumulated approximately $9,300 of net operating loss carryforwards as of December 31, 2004. This loss carryforward may be offset against taxable income and income taxes in future years and expires in the year 2024. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2004 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial  Accounting Standards
(SFAS) SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

     On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the company.

     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

     In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2004 and 2003 have been examined to the extent indicated in their reports by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

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

Item  8B.     Other Information

     Not applicable.

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

     Mr. Williams has been an executive officer and director within the last three years of the following companies that may also be deemed blank check companies:

     o Big Flash Corporation (Secretary and director from 1999 to the present);
     o Consolidated Travel Systems, Inc. (Director since August 1999 and President from February 2001 to the present);
     o Eastgate Acquisition Corp., now known as Talavera's Fine Furniture (Secretary and director from 1999 to the present);
     o   Grant  Ventures,  Inc.  (Secretary  and director from July 2001 to July
         2004);
     o Green Mt. Labs., Inc., (director since August 2002 and President since April 2004);
     o Ocean Express Lines, Inc. (President and director from February 2000 to February 2002);
     o RAKO Capital Corporation (President and director from February 2001 to December 2002);
     o   Silver River  Ventures,  Inc.  (President and director since  September
         2004); and
     o Westgate Acquisitions Corp. (Secretary and director from 1999 to the present).

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

Silver River Ventures, Inc.             12-13-2005 (10-SB)             Active and current with SEC
                                                                       Seeking merger and/or acquisition

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

Item 10.      Executive Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2004 and 2003. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge, as of December 31, 2004, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                                       Amount and Nature of                 Percent
of Beneficial Owner                                    Beneficial Ownership               of Class(1)
--------------------                                   --------------------               -----------
J. Rockwell Smith *                                               4,400                        .3 %
   19 East 200 South, Suite 1080
   Salt Lake City, UT 84111
Geoff Williams *                                                284,200                      18.9 %
   19 East 200 South, Suite 1080
   Salt Lake City, UT 84111

Edward F. Cowle *                                               600,000                      40.0 %
   300 Park Avenue, Suite 1712
   New York, NY 10022
H. Deworth Williams                                             596,000                      39.7 %
   19 East 200 South, Suite 1080
   Salt Lake City, UT 84111
All directors and officers                                      888,600                      59.2 %
   a group (3 persons)

      *  Director and/or executive officer

     Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 1.5 million shares of common stock outstanding on December 31, 2004.

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

     Audit Fees
     ----------

     The aggregate fees billed by our independent auditors, Chisholm, Bierwolf & Nilson, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2004 and 2003, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2004, were $3,500.

     Audit Related Fees
     ------------------

     For the years ended December 31, 2004 and 2003, there were no fees billed for assurance and related services by Chisholm, Bierwolf & Nilson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees
     --------

     For the years ended December 31, 2004 and 2003, no fees were billed by Chisholm, Bierwolf & Nilson for tax compliance, tax advice and tax planning.

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

                                         Calypso Financial Services, Inc.


                                         By:     /S/   EDWARD F. COWLE
                                            ------------------------------------
                                                 Edward F. Cowle
                                                 President and C.E.O.

Dated:   April 14, 2005

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

           Signature                                             Title                                  Date
           ---------                                             -----                                  ----

/S/    EDWARD F. COWLE                          President, C.E.O. and director                       April 14, 2005
-----------------------------------------       (Principal Accounting Officer)
         Edward F. Cowle


/S/    J. ROCKWELL SMITH                        Chairman and Director                                April 14, 2005
-----------------------------------------
         J. Rockwell Smith


/S/    GEOFF WILLIAMS                           Secretary and Director                               April 14, 2005
-----------------------------------------
         Geoff Williams

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2004

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm .................. F-3

Balance Sheet............................................................. F-4

Statements of Operations ................................................. F-5

Statements of Stockholders' Equity (Deficit) ............................. F-6

Statements of Cash Flows ................................................. F-7

Notes to the Financial Statements ........................................ F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Calypso Financial Services, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Calypso Financial Services, Inc. (a development stage company), as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on July 27, 1999 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calypso Financial Services, Inc. (a development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on July 27, 1999 through December 31, 2004 in conformity with Unites States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders' deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm, Bierwolf & Nilson, LLC
------------------------------------
Bountiful, Utah
March 30, 2005

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                             December 31,
                                                                 2004
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
                                                              ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                               December 31,
                                                                   2004
                                                                ----------
CURRENT LIABILITIES

  Accounts payable                                                   1,466
  Due to shareholder                                            $    7,411
                                                                ----------

   Total Current Liabilities                                         8,877
                                                                ----------

   Total Liabilities                                                 8,877
                                                                ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                                 15
Additional paid in capital                                            485
Deficit accumulated during the development stage                   (9,377)
                                                               ----------
    Total Stockholders' Equity (Deficit)                           (8,877
                                                               ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                                 $        -
                                                               ==========





   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                    From
                                                                 Inception on
                                        For the Year Ended         July 27,
                                           December 31,         1999 Through
                                   --------------------------    December 31,
                                        2004         2003           2004
                                   -----------    -----------    -----------
REVENUES                           $      --      $      --      $      --

EXPENSES

  General and administrative             7,837            214          9,258
                                   -----------    -----------    -----------
    Total expenses                       7,837            214          9,258
                                   -----------    -----------    -----------
LOSS FROM OPERATIONS                    (7,837)          (214)        (9,258)

OTHER EXPENSES

   Interest expense                       (119)          --             (119)
                                   -----------    -----------    -----------
     Total Other Expense                  (119)          --             (119)
                                   -----------    -----------    -----------
NET LOSS                           $    (7,956)   $      (214)   $    (9,377)
                                   ===========    ===========    ===========

BASIC NET LOSS PER SHARE           $     (0.01)   $     (0.00)
                                   ===========    ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING              1,500,000      1,500,000
                                   ===========    ===========







   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on July 27, 1999 through December 31, 2004
                                                                                     Deficit
                                                                                   Accumulated
                            Common Stock                Additional     Stock       During the
                          -------------------------     Paid in    Subscription    Development
                            Shares        Amount        Capital      Receivable       Stage
                          -----------   -----------   -----------   -----------    -----------
Balance at inception of
 the Development stage on
 July 27, 1999                   --     $      --     $      --     $      --      $      --

Common stock issued for
 cash at $0.0003 per share
 on September 8, 1999       1,500,000            15           485          (500)          --

Net loss for the period
July 27, 1999 through
December 31, 1999                --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
 1999                       1,500,000            15           485          (500)          --

Net loss for the year
ended December 31, 2000          --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2000                  0     1,500,000            15           485          (500)          --

Cash received on stock
 subscription receivable         --            --            --             500           --

Net loss for the
year ended
December 31,2001                 --            --            --            --             (904)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
 2001                       1,500,000            15           485          --             (904)

Net loss for the
 year ended
 December 31,2002                --            --            --            --             (303)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
 2002                       1,500,000            15           485          --           (1,207)

Net loss for the year
ended December 31, 2003          --            --            --            --             (214)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
 2003                       1,500,000   $        15   $       485   $      --      $    (1,421)

Net loss for the year
ended December 31, 2004          --            --            --            --           (7,956)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
 2004                       1,500,000   $        15   $       485   $      --      $    (9,377)
                          ===========   ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                      From
                                                                   Inception on
                                            For the Year Ended       July 27,
                                               December 31,       1999 Through
                                         -----------------------  December 31,
                                            2004         2003         2004
                                         ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $    (7,956)   $      (214)   $    (9,377)
  Adjustments to reconcile net
   cash used by operating activities:
   Common stock issued for services            --             --             --
  Changes in operating assets and
   liabilities:
 Increase (decrease) in accounts
   payable                                    1,466           --            1,466
 Increase in due to shareholder               6,490            214          7,411
                                        -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                        --             --             (500)
                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES           --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                         --             --              500
                                        -----------    -----------    -----------
    Net Cash Provided by
      Financing Activities                     --             --              500
                                        -----------    -----------    -----------
NET DECREASE IN CASH                           --             --             --

CASH AT BEGINNING OF PERIOD                    --             --             --
                                        -----------    -----------    -----------
CASH AT END OF PERIOD                   $      --      $      --      $      --
                                        ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

Cash paid during the year for:

  Inerest                               $      --      $      --      $      --
  Income taxes                          $      --      $      --      $      --


   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Business and Organization

          Calypso Financial Services, Inc. (The Company) was organized on July 27, 1999, under the laws of the State of Delaware. Pursuant to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is classified as a development stage company.

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

          b. Revenue Recognition

          The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

          c. Basic Loss Per Share

          The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                               For the Years Ended
                                                                 December 31,
                                                            2004                   2003
                                                      ----------------      -----------------

                       Loss (numerator)               $      (7,956)       $            (214)
                       Shares (denominator)               1,500,000                1,500,000
                                                      ---------------       -----------------

                       Per share amount               $       (0.01)       $           (0.00)
                                                      ===============       =================

          d. Income Taxes

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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

          d. Income taxes (Continued)

          Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

                                                         2004                    2003
                                                    ----------------      -----------------

                       Deferred tax assets:
                         NOL carryover              $         3,250       $         554
                         Valuation allowance                 (3,250)                (554)
                                                    ----------------      -----------------

                       Net deferred tax asset       $          --         $         --
                                                    ================      =================

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                           2004                  2003
                                                     ----------------      -----------------

                       Book Income                   $     (7,956)        $          (214)

                       Valuation allowance                  7,956                     214
                                                     ----------------      -----------------

                                                     $        --          $          --
                                                      ===============      =================

          At December 31, 2004, the Company had net operating loss carryforwards of approximately $9,300 that may be offset against future taxable income through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                           CALYPSO FINANCIAL SERVICES
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)


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

NOTE 3 -  RELATED PARTY TRANSACTIONS

          During the years ended December 31, 2004 and 2003, the Company incurred various general and administrative expenses. As the Company has not had the wherewithal to pay these expenses, the Company has relied on a shareholder to satisfy its debts. As of December 31, 2004 and 2003 the Company had an obligation to the related party totaling $7,411 and $921, respectively.