Form 10QSB
period 2005-03-31
CALYPSO FINANCIAL SERVICES INC
filed 2005-05-12
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2005

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding as of March 31, 2005
-------------------------------                --------------------------------
Common Stock, $.00001 par value                            1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     11

Item 3.      Controls and Procedures..................................................................     12


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     12

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds..............................     12

Item 3.      Defaults Upon Senior Securities..........................................................     12

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     13

Item 6.      Exhibits and Reports on Form 8-K.........................................................     13

             Signatures...............................................................................     14

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Calypso Financial Services, Inc. at March 31, 2005 and December 31, 2004, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2005 and 2004 and the period July 27, 1999 (date of inception) to March 31, 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005 or any other subsequent period.











                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2005 and December 31, 2004

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                     March 31,   December 31,
                                                       2005          2004
                                                    ----------    ----------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                                 $     --     $     --
                                                     ----------   ----------
  Total Current Assets                                     --           --
                                                     ----------   ----------

  TOTAL ASSETS                                       $     --     $     --
                                                     ==========   ==========











   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      March 31,   December 31,
                                                        2005          2004
                                                     ----------    ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Due to stockholder                               $     9,180    $     7,411
  Accounts payable                                       2,694          1,466
                                                   -----------    -----------

   Total Current Liabilities                            11,874          8,877
                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                      15             15
Additional paid in capital                                 485            485
Deficit accumulated during the development stage       (12,374)        (9,377)
                                                   -----------    -----------
    Total Stockholders' Equity (Deficit)               (11,874)        (8,877)
                                                   -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                     $      --      $      --
                                                   ===========    ===========






   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                  For the                   From
                                Three Months             Inception on
                                   Ended                    July 27,
                                  March 31,              1999 Through
                           -----------------------        March 31,
                              2005         2004              2005
                           ----------   ----------       -----------
REVENUES                   $      --      $      --      $      --

EXPENSES                         2,835            130         12,093
                           -----------    -----------    -----------
LOSS FROM OPERATIONS            (2,835)          (130)       (12,093)

OTHER EXPENSES
  Interest expense                (162)          --             (281)
                           -----------    -----------    -----------
    Total Other Expenses          (162)          --             (281)
                           -----------    -----------    -----------
NET LOSS                   $    (2,997)   $      (130)   $   (12,374)
                           ===========    ===========    ===========
BASIC NET LOSS PER SHARE   $     (0.00)   $     (0.00)
                           ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      1,500,000      1,500,000
                           ===========    ===========







   The accompanying notes are an integral part of these financial statements.


                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on July 27, 1999 through March 31, 2005
                                                                                 Deficit
                                                                               Accumulated
                                            Common Stock                        During the
                                      ------------------------    Additional    Development
                                        Shares        Amount    Paid in Capital   Stage
                                      -----------   -----------   -----------   -----------
Balance at inception of the
the development stage on
July 27, 1999                                --     $      --     $      --     $      --

Common stock issued for
cash on September 8,
1999 at $0.0003 per share               1,500,000            15           485          --

Net loss for the period July
27, 1999 through December 31, 1999           --            --            --            --
                                      -----------   -----------   -----------   -----------
Balance, December 31,
1999                                    1,500,000            15           485          --

Net loss for the year ended
December 31, 2000                            --            --            --            --
                                      -----------   -----------   -----------   -----------
Balance, December 31,
2000                                    1,500,000            15           485          --

Net loss for the year ended
December 31, 2001                            --            --            --            (904)
                                      -----------   -----------   -----------   -----------
Balance, December 31,
2001                                    1,500,000            15           485          (904)

Net loss for the year ended
December 31, 2002                            --            --            --            (303)
                                      -----------   -----------   -----------   -----------
Balance, December 31,
2002                                    1,500,000            15           485        (1,207)

Net loss for the year ended
December 31, 2003                            --            --            --            (214)
                                      -----------   -----------   -----------   -----------
Balance, December 31,
2003                                    1,500,000            15           485        (1,421)

Net loss for the year ended
December 31, 2004                            --            --            --          (7,956)
                                      -----------   -----------   -----------   -----------
Balance, December 31,
2004                                    1,500,000            15           485        (9,377)

Net loss for the three months ended
March 31, 2005 (Unaudited)                   --            --            --          (2,997)
                                      -----------   -----------   -----------   -----------
Balance, March 31,                      1,500,000   $        15   $       485   $   (12,374)
2005 (Unaudited)                       ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.


                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        From
                                                                     Inception on
                                        For the Three Months Ended     July 27,
                                                 March 31,           1999 Through
                                         ------------------------      March 31,
                                            2005          2004           2005
                                        -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                              $    (2,997)   $      (130)   $   (12,374)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
Increase in accounts payable                  1,228            130          2,694
Increase in due to shareholder                1,769           --            9,180
                                        -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                        --             --             (500)
                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES           --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                         --             --              500
                                        -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                        --             --              500
                                        -----------    -----------    -----------
NET DECREASE IN CASH                           --             --             --

CASH AT BEGINNING OF PERIOD                    --             --             --
                                        -----------    -----------    -----------
CASH AT END OF PERIOD                   $      --      $      --      $      --
                                        ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                        From
                                                                    Inception on
                                        For the Three Months Ended     July 27,
                                                March 31,           1999 Through
                                         ------------------------     March 31,
                                            2005          2004          2005
                                         ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $    --       $    --       $    --
    Income Taxes                         $    --       $    --       $    --


NON CASH FINANCING ACTIVITIES

    None






   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

     We incurred a loss of $2,997 during the three month period ended March 31, 2005 compared to a $130 loss during the three month period ended March 31, 2004. The first quarter 2005 loss was due to primarily to professional fees paid for the preparation and filing with the SEC of periodic and annual reports during the quarter.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

     During the three and nine months ended March 31, 2005, our expenses were paid by a shareholder. At March 31, 2005 we had a payable to a shareholder of $9,180. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

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

     (b) Reports on Form 8-K

         No report on Form 8-K was filed during the three month period ended March 31, 2005.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CALYPSO FINANCIAL SERVICES, INC.



Date:  May 12, 2005                  By:  /S/   EDWARD F. COWLE
                                        ----------------------------------------
                                              Edward F. Cowle
                                              President, C.E.O. and Director
                                              (Principal Accounting Officer)