Form 10QSB
period 2005-06-30
CALYPSO FINANCIAL SERVICES INC
filed 2005-08-25
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

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

           19 East 200 South, Suite #1080, Salt Lake City, Utah 84111
                    (Address of principal executive offices)

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

          Indicate by check mark whether the  redgistrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                              Outstanding as of June 30, 2005
------------------------------                  --------------------------------
ommon Stock, $.00001 par value                             1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]



                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     12

Item 3.      Controls and Procedures..................................................................     13


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     13

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds..............................     13

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     14

Item 5.      Other Information........................................................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             Signatures...............................................................................     15

                                                      PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Calypso Financial Services, Inc. at June 30, 2005 and December 31, 2004, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the six months ended June 30, 2005 and 2004 and the period July 27, 1999 (date of inception) to June 30, 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005 or any other subsequent period.











                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2005 and December 31, 2004

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                               ASSETS
                                                               ------

                                                     June 30,    December 31,
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      June 30,      December 31,
                                                        2005           2004
                                                     ----------     ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Payable - related party                            $   13,595      $    7,411
  Accounts payable                                         --             1,466
                                                     ----------      ----------

   Total Current Liabilities                             13,595           8,877
                                                     ----------      ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                       15              15
Additional paid in capital                                  485             485
Deficit accumulated during the development stage        (14,095)         (9,377)
                                                     ----------      ----------
    Total Stockholders' Equity (Deficit)                (13,595)         (8,877)
                                                     ----------      ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $     --        $     --
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

                                       CALYPSO FINANCIAL SERVICES, INC.
                                         (A Development Stage Company)
                                           Statements of Operations
                                                  (Unaudited)


                                    For the                      For the                   From
                                  Three Months                  Six Months             Inception on
                                     Ended                        Ended                  July 27,
                                    June 30,                     June 30,              1999 Through
                           -------------------------     --------------------------      June 30,
                               2005           2004           2005           2004           2005
                           -----------    -----------    -----------    -----------    -----------
REVENUES                   $      --      $      --      $      --      $      --      $      --

EXPENSES                         1,501          2,833          4,336          3,013         13,594
                           -----------    -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS            (1,501)        (2,833)        (4,336)        (3,013)       (13,594)

OTHER EXPENSES

   Interest expense               (220)          --             (382)          --             (501)
                           -----------    -----------    -----------    -----------    -----------

NET LOSS                   $    (1,721)   $    (2,833)   $    (4,718)   $    (3,013)   $   (14,095)
                           ===========    ===========    ===========    ===========    ===========
BASIC NET LOSS PER SHARE   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      1,500,000      1,500,000      1,500,000      1,500,000
                           ===========    ===========    ===========    ===========






                   The accompanying notes are an integral part
                         of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on July 27, 1999 through June 30, 2005
                                                                                      Deficit
                                                                                    Accumulated
                                 Common Stock          Additional      Stock        During the
                          -------------------------     Paid in    Subscription     Development
                             Shares        Amount       Capital      Receivable        Stage
                          -----------   -----------   -----------   -----------    -----------
Balance at inception of
the development stage on
July 27, 1999                    --     $      --     $      --     $      --      $      --

Common stock issued for
cash on September 8,
1999 at $0.0003
per share                   1,500,000            15           485          (500)          --

Net loss for the period
July 27, 1999 through
December 31, 1999                --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
1999                        1,500,000            15           485          (500)          --

Net loss for the year
ended December 31, 2000          --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2000                        1,500,000            15           485          (500)          --

Cash received for
Stock subscription               --            --            --             500           --

Net loss for the
year ended
December 31,2001                 --            --            --            --             (904)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2001                        1,500,000            15           485          --             (904)


Net loss for the
year ended
December 31,2002                 --            --            --            --             (303)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2002                        1,500,000            15           485          --           (1,207)


Net loss for the
year ended
December 31,2003                 --            --            --            --             (214)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2003                            1,500,000            15           485          --       (1,421)


Net loss for the
year ended
December 31, 2004                --            --            --            --           (7,956)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2004                        1,500,000   $        15   $       485   $      --      $    (9,377)
                          -----------   -----------   -----------   -----------    -----------

                   The accompanying notes are an integral part
                         of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
        From Inception on July 27, 1999 through June 30, 2005 (continued)

                                                                                      Deficit
                                                                                    Accumulated
                                  Common Stock           Additional      Stock       During the
                            -------------------------     Paid in    Subscription   Development
                               Shares        Amount        Capital     Receivable      Stage
                            -----------   -----------   -----------   -----------   -----------
Balance, December 31,
2004                          1,500,000   $        15   $       485   $      --     $    (9,377)

Net loss for the
six months ended
June 30, 2005 (Unaudited)          --            --            --            --          (4,718)
                            -----------   -----------   -----------   -----------   -----------
Balance, June 30,
2005 (Unaudited)              1,500,000   $        15   $       485   $      --     $   (14,095)
                            ===========   ===========   ===========   ===========   ===========
                              1,500,000     1,500,000     1,500,000     1,500,000     1,500,000










                   The accompanying notes are an integral part
                         of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              From
                                                                          Inception on
                                             For the Six Months Ended       July 27,
                                                     June 30,             1999 Through
                                            --------------------------     June 30,
                                                2005          2004            2005
                                            -----------    -----------    -----------


  Net loss                                  $    (4,718)   $    (3,013)   $   (14,095)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
  Increase (Decrease) in accounts payable        (1,466)         2,883           --
  Increase in due to shareholder                  6,184            130         13,595
                                            -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                            --             --             (500)
                                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES               --             --             --
                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                             --             --              500
                                            -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                            --             --              500
                                            -----------    -----------    -----------
NET INCREASE IN CASH                               --             --             --

CASH AT BEGINNING OF PERIOD                        --             --             --
                                            -----------    -----------    -----------
CASH AT END OF PERIOD                       $      --      $      --      $      --
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                        From
                                                                    Inception on
                                         For the Six Months Ended     July 27,
                                               June 30,             1999 Through
                                         ------------------------     June 30,
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

     We have not realized any revenues during either of the past two fiscal years. 2004. We incurred a loss of $1,721 and $4,718 for the three and six month periods ended June 30, 2005, respectively, compared to a loss of $2,833 and $3,013for the three and six month periods ended June 30, 2004, respectively. The losses are attributed to the payment of professional fees and other expenses related to the preparation and filing with the SEC of periodic and annual reports during the respective periods.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

     During the three and six months ended June 30, 2005, our expenses were paid by a shareholder. At June 30, 2005 we had a payable to a shareholder of $13,595. Because we have no cash reserves or sources of revenues, we will continue to rely on the shareholder to pay our expenses until such time as we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

     In the past we have not, nor in the future do we intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future.

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

     (b) Reports on Form 8-K

         No report on Form 8-K was filed during the three month period ended June 30, 2005.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CALYPSO FINANCIAL SERVICES, INC.



Date:  August 25, 2005                 By:  /S/   EDWARD F. COWLE
                                          --------------------------------------
                                                Edward F. Cowle
                                                President, C.E.O. and Director
                                                (Principal Accounting Officer)