Form 10KSB
period 2005-12-31
CALYPSO FINANCIAL SERVICES INC
filed 2006-04-13
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number: 000-31199

                        CALYPSO FINANCIAL SERVICES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                            87-0638338
------------------------------                             -------------------
State or other jurisdiction of                             (I.R.S. Employer
ncorporation or organization)                              Identification No.)

            19 East 200 South, Suite 1080, Salt Lake City, Utah 84111
               (Address of principal executive offices)      (Zip Code)

Issuer's telephone no.:  (801) 322-3401

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

          Class                             Outstanding as of December 31, 2005
-----------------------                     ------------------------------------
Common Stock, Par Value                                 1,500,000
   $.00001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [X]

                        CALYPSO FINANCIAL SERVICES, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                                      PART I

Item 1.     Description of Business ........................................  3

Item 2.     Description of Property.........................................  8

Item 3.     Legal Proceedings...............................................  8

Item 4.     Submission of Matter to a Vote of Security Holders..............  8

                                                PART II

Item 5.     Market for Common Equity and Related Stockholder Matters........  8

Item 6.     Management's Discussion and Analysis or Plan of Operation....... 10

Item 7.     Financial Statements............................................ 13

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 13

Item 8A.    Controls and Procedures......................................... 13

Item  8B    Other Information............................................... 13
                                               PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............ 13

Item 10.    Executive Compensation.......................................... 17

Item 11.    Security Ownership of Certain Beneficial Owners and Management.. 18

Item 12.    Certain Relationships and Related Transactions.................. 18

Item 13.    Exhibits........................................................ 19

Item 14.    Principal Accountant Fees and Services.......................... 19

            Signatures...................................................... 20

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

     Accordingly, if we are not able to secure necessary funding or to consummate a successful acquisition or merger, our business might fail and our shareholders could lose their entire investment. You are encouraged to read note 2 to financial statements included herewith.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2005.

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

     We are considered a development stage company with no assets or capital and with no material operations or income. The costs and expenses associated with the preparation and filing of this and other reports and other corporate expenses have been paid for by advances from stockholders. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Net Operating Loss

     We have accumulated approximately $11,250 of net operating loss carryforwards as of December 31, 2005. This loss carryforward may be offset against taxable income and income taxes in future years and expires in the year 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2005 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2005 and 2004 have been examined to the extent indicated in their reports by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     We have not had any disagreements with our certified public accountants with respect to accounting practices or procedures of financial disclosures.

Item 8A.      Controls and Procedures

     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

     Based upon the required evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2005, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item  8B.     Other Information

     Not applicable.

                                    PART III

Item 9.       Directors,   Executive  Officers,  Promoters and Control  Persons;
              Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

         Name                      Age       Position
         ----                      ---       --------
         J. Rockwell Smith          65       Chairman of the Board and Director
         Edward F. Cowle            49       President, C.E.O. and Director
         Geoff Williams             35       Secretary and Director

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

     Mr. Smith has been an executive officer and director within the last three years of the following companies that may also be deemed blank check companies:

     o Calypso Financial Services, Inc. (Chairman of the Board and director from July 1999 to the present).
     o Consolidated Travel Systems, Inc. (Vice President and director since February 2001).
     o Eagle's Nest Mining Company, now known as Nanoscience Technologies, Inc. (director from October 1997 to March 2004).
     o   Grant Silver, Inc. (principal stockholder until September 1997).
     o Green MT. P.S. (Principal stockholder until January 1998), now known as Generex Biotechnology Corporation.

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

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------

Calypso Financial Services, Inc.        11-17-1999 (SB-2)              Delinquent in filings with SEC
                                        7-31-2000 (10-SB)              Seeking merger and/or acquisition

Consolidated  Travel  Systems,   Inc.   11-9-2001 (10-SB)              Active and current  with SEC Pending  acquisition
                                                                       by way of merger with Knobias Holdings, Inc.

Eagles Nest Mining Company              5-14-1999 (10-SB)              Active and current with SEC Entered into research
                                                                       and license agreement with New York University in
                                                                       September 2003 to develop certain technologies

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

     Edward F. Cowle has been an executive officer, director and/or principal stockholder (10%) within the last three years of the following public companies:

     o Calypso Financial Services, Inc. (President and director from July 1999 to the present);

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

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------

Calypso Financial Services, Inc.        11-17-1999 (SB-2)              Delinquent in filings with SEC
                                        7-31-2000 (10-SB)              Seeking merger and/or acquisition

Eastgate Acquisition Corp.              11-29-1999 (SB-2)              Not filing reports with SEC
                                                                       Seeking merger and/or acquisition

Westgate Acquisitions Corp.             11-30-1999 (SB-2)              Not filing reports with SEC
                                                                       Seeking merger and/or acquisition

                                                                       Acquired NaturalNano, Inc. in November
                                                                       2005
                                                                       Traded on OTCBB ("NNAN")

Eastgate Acquisition Corp.              11-29-1999 (SB-2)              Registration not effective
                                                                       Seeking merger and/or acquisition

Interstate Development, Inc.            None                           Seeking merger and/or Acquisition
                                                                       Quoted on "Pink Sheets" ("IDVI")

Laser Technology, Inc.                  1-11-1993 (S-1)                Traded on AMEX ("LSR") until January
                                                                            2004
                                                                       Became a private company and filed Form
                                                                       15 in January 2004

Silver River Ventures, Inc.             12-13-2005 (10-SB)             Active and current with SEC
(n.k.a. BioForce Nanosciences Holdings, Inc.)                          acquired  BioForce Nanosciences, Inc. on
                                                                       February 24, 2006
                                                                       Traded on OTCBB ("BFNH")

Thorium Nuclear Energy Corporation      4-19-2004 (SB-2)               Registration withdrawn 9-13-2005
                                                                       Not traded
                                                                       Seeking merger and/or acquisition

Westgate Acquisitions Corp.             11-30-1999 (SB-2)              Registration not effective
                                                                       Seeking merger and/or acquisition

     Geoff Williams has been an executive officer, director and/or principal stockholder (10%) within the last three years of the following public companies:

     o Calypso Financial Services, Inc. (Secretary and director from 1999 to the present);
     o Consolidated Travel Systems, Inc. (Director since August 1999 and President from February 2001 to the present);
     o Eastgate Acquisition Corp., now known as Talavera's Fine Furniture (Secretary and director from 1999 to the present);
     o   Grant  Ventures,  Inc.  (Secretary  and director from July 2001 to July
         2004);

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

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------
Calypso Financial Services, Inc.        11-17-1999 (SB-2)              Delinquent in filings with SEC
                                        7-31-2000 (10-SB)              Seeking merger and/or acquisition

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

Item 10.      Executive Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2005 and 2004. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge, as of December 31, 2005, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

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

     (1) Based upon 1.5 million shares of common stock outstanding on December 31, 2005.

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

     Audit Fees
     ----------

     The aggregate fees billed by our independent auditors, Chisholm, Bierwolf & Nilson, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2005 and 2004, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2005, were $2,160 for 2005 and $2,300 for 2004.

     Audit Related Fees
     ------------------

     For the years ended December 31, 2005 and 2004, there were no fees billed for assurance and related services by Chisholm, Bierwolf & Nilson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees
     --------

     For the years ended December 31, 2005 and 2004, no fees were billed by Chisholm, Bierwolf & Nilson for tax compliance, tax advice and tax planning.

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

                                          Calypso Financial Services, Inc.



                                          By:     /S/   EDWARD F. COWLE
                                             -----------------------------------
                                                  Edward F. Cowle
                                                  President and C.E.O.

Dated:   April 13, 2006


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                             Title                    Date
           ---------                                             -----                    ----
/S/    EDWARD F. COWLE                          President, C.E.O. and director         April 13, 2006
-----------------------------------------       (Principal Accounting Officer)
         Edward F. Cowle




/S/    J. ROCKWELL SMITH                        Chairman and Director                  April 13, 2006
-----------------------------------------
         J. Rockwell Smith



/S/    GEOFF WILLIAMS                           Secretary and Director                 April 13, 2006
-----------------------------------------
         Geoff Williams

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                December 31, 2005

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm....................F-3

Balance Sheet..............................................................F-4

Statements of Operations...................................................F-5

Statements of Stockholders' Equity (Deficit)...............................F-6

Statements of Cash Flows...................................................F-8

Notes to the Financial Statements..........................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and the Board of Directors
Calypso Financial Services, Inc.
(A Development Stage Company)
Salt Lake City, UT

We have audited the accompanying balance sheet of Calypso Financial Services, Inc. (a Development Stage Company) as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. And audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calypso Financial Services, Inc. (a Development Stage Company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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


Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 29,  2006

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                 Balance Sheet


                                     ASSETS

                                                                  December 31,
                                                                     2005
                                                                  -----------


CURRENT ASSETS

      Cash                                                        $      --
                                                                  -----------

             Total Current Assets                                        --
                                                                  -----------

             TOTAL ASSETS                                         $      --
                                                                  ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


      Accounts payable                                            $       350
      Due to stockholder                                               15,744
      Accrued interest - stockholder                                    1,061
                                                                  -----------

             Total Current Liabilities                                 17,155
                                                                  -----------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock;20,000,000 shares authorized,
        at $0.00001 par value, 1,500,000 shares issued
        and outstanding                                                    15
      Additional paid-in capital                                          985
      Deficit accumulated during the development stage                (18,155)
                                                                  -----------

             Total Stockholders' Equity (Deficit)                     (17,155)
                                                                  -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                   $      --
                                                                  ===========


   The accompanying notes are an integral part of these financial statements.


                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                       From
                                                                   Inception on
                                                For the              July 27,
                                              Years Ended          1999 Through
                                              December 31,         December 31,
                                     --------------------------    -----------
                                        2005           2004            2005
                                     -----------    -----------    -----------

REVENUES                             $      --      $      --      $      --

EXPENSES

       General and Administrative          7,836          7,837         17,094
                                     -----------    -----------    -----------

              Total Expenses               7,836          7,837         17,094
                                     -----------    -----------    -----------


LOSS FROM OPERATIONS                      (7,836)        (7,837)       (17,094)
                                     -----------    -----------    -----------


OTHER EXPENSES

       Interest Expense                     (942)          (119)        (1,061)
                                     -----------    -----------    -----------

              Total Other Expenses          (942)          (119)        (1,061)
                                     -----------    -----------    -----------


NET LOSS                             $    (8,778)   $    (7,956)   $   (18,155)
                                     ===========    ===========    ===========


BASIC LOSS PER SHARE                 $     (0.01)   $     (0.01)
                                     ===========    ===========


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                   1,500,000      1,500,000
                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements


                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                          Deficit
                                                                                       Accumulated
                                   Common Stock            Additional     Stock         During the
                                  ---------------------     Paid-In    Subscription    Development
                                 Shares        Amount       Capital     Receivable        Stage
                              -----------   -----------   -----------   -----------    -----------
Balance at inception of the
  development stage on
  July 27, 1999                      --     $      --     $      --     $      --      $      --

Common stock issued for
  cash on September 8, 1999
  at $0.0003 per share          1,500,000            15           485          (500)          --

Net loss from inception on
  July 27, 1999 through
  December 31, 1999                  --            --            --            --             --
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1999      1,500,000            15           485          (500)          --

Net loss for the year ended
  December 31, 2000                  --            --            --            --             --
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2000      1,500,000            15           485          (500)          --

Cash received on stock
  subscription receivable            --            --            --             500           --

Net loss for the year ended
  December 31, 2001                  --            --            --            (904)
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2001      1,500,000            15           485          --             (904)

Net loss for the year ended
  December 31, 2002                  --            --            --            --             (303)
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2002      1,500,000            15           485          --           (1,207)

Net loss for the year ended
  December 31, 2003                  --            --            --            --             (214)
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2003      1,500,000            15           485          --           (1,421)

Net loss for the year ended
  December 31, 2004                  --            --            --            --           (7,956)
                              -----------   -----------   -----------   -----------    -----------

Balance, Deccember 31, 2004     1,500,000   $        15   $       485   $      --      $    (9,377)

Services contributed by
  shareholders                       --            --             500          --             --

Net loss for the year ended
  December 31, 2005                  --            --            --            --           (8,778)
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2005      1,500,000            15           985          --          (18,155)
                              ===========   ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows


                                                                                      From
                                                             For the              Inception on
                                                           Years Ended               July 1,
                                                           December 31,           1983 Through
                                                    --------------------------    December 31,
                                                       2005           2004           2005
                                                    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                      $    (8,778)   $    (7,956)   $   (18,155)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
             Impairment loss on mining claims              --             --             --
             Common stock issued for services              --             --             --
             Contributed services by shareholder            500           --              500
      Changes in operating assets and liabilities
             Decrease in prepaid expenses                  --             --             --
             Increase in accounts payable                (1,116)         1,466            350
             Increase in due to stockholder               9,394          6,490         16,805
                                                    -----------    -----------    -----------

                   Net Cash Used by Operating
                     Activities                            --             --             (500)
                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                       --             --             --
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES

             Sale of common stock                          --             --              500
                                                    -----------    -----------    -----------

                   Net Cash Provided by Financing
                     Activities                            --             --              500
                                                    -----------    -----------    -----------

             NET DECREASE IN CASH                          --             --             --

             CASH AT BEGINNING OF PERIOD                   --             --             --
                                                    -----------    -----------    -----------

             CASH AT END OF PERIOD                  $      --      $      --      $      --
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

                c.   Basic Loss Per Share

          The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                 For the Years Ended
                                                     December 31,
                                                  2005          2004
                                              -----------    -----------

                       Loss (numerator)       $    (8,778)   $    (7,956)
                       Shares (denominator)     1,500,000      1,500,000
                                              -----------    -----------

                       Per share amount       $     (0.01)         (0.00)
                                              ===========    ===========

          d. Provision for Taxes

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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Provision for Taxes (continued)

          Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                                            2005                    2004
                                                       ----------------      -----------------
                       Deferred tax assets:
                         NOL carryover                 $        6,100        $        3,000
                         Valuation allowance                   (6.100)               (3,000)
                                                       ----------------      -----------------

                         Net deferred tax asset        $         --          $         --
                                                       ================      =================

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                              2005                  2004
                                                        ----------------      -----------------

                       Book Income                      $     (3,423)        $        (3,181)

                       Valuation allowance                     3,423                   3,181
                                                        ----------------      -----------------

                                                        $       --           $          --
                                                         ===============      =================

          At December 31, 2005, the Company had net operating loss carryforwards of approximately $11,250 that may be offset against future taxable income through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

          e. Cash and Cash Equivalents

          For  purposes  of  financial  statement   presentation,   the  Company
          considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f. Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          f. Newly Issued Accounting Pronouncements

          In November 2004, the FASB issued FAS 151 "Inventory Costs" This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory
          Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This pronouncement is effective for periods beginning after June 15, 2005. The adoption of this pronouncement did not have any impact on the Company's financial position or statement of operations.


          In December 2004, the FASB issued FAS 152-"Accounting for Real Estate Time-Sharing Transactions" This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of this pronouncement did not have any impact on the Company's financial position or statement of operations.

          In December 2004, the FASB issued FAS 153-"Exchanges of Nonmonetary Assets". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Newly Issued Accounting Pronouncements (Continued)

          of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this pronouncement did not have any impact on the Company's financial position or statement of operations.

          In May 2005, the FASB issued FAS 154-"Accounting for Certain Marketable Securities". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have any impact on the Company's financial position or statement of operations.


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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 3 -  RELATED PARTY TRANSACTIONS

          During the years ended December 31, 2005 and 2004, the Company incurred various general and administrative expenses. As the Company has not had the wherewithal to pay these expenses, the Company has relied on a related party to satisfy its debts. As of December 31, 2005 and 2004 the Company had an obligation, including accrued interest, to the related party totaling $16,805 and $7,411, respectively.

