Form 10QSB
period 2006-03-31
CALYPSO FINANCIAL SERVICES INC
filed 2006-05-22
CIK 1098881

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2006

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2) of the Exchange Act. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding as of March 31, 2006
- -------------------------------                -------------------------------
Common Stock, $.00001 par value                            1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]



                                TABLE OF CONTENTS

Heading                                                                    Page
-------                                                                    ----

                      PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements  .........................................     3

Item 2.  Management's Discussion and Analysis or Plan of Operations.....     8

Item 3.  Controls and Procedures........................................     9


                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................    10

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds....    10

Item 3.  Defaults Upon Senior Securities................................    10

Item 4.  Submission of Matters to a Vote of Securities Holders..........    10

Item 5.  Other Information..............................................    10

Item 6.  Exhibits and Reports on Form 8-K...............................    11

         Signatures.....................................................    11

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Calypso Financial Services, Inc. at March 31, 2006 and December 31, 2005, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2006 and 2005 and the period July 27, 1999 (date of inception) to March 31, 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006 or any other subsequent period.












                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2006 and December 31, 2005

                         CALYPSO FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS
                                     ------

                                                                March 31,      December 31,
                                                                 2006             2005
                                                              -------------    -------------
                                                               (Unaudited)

CURRENT ASSETS

      Cash                                                    $        --      $        --
                                                              -------------    -------------

             Total Current Assets                                      --               --
                                                              -------------    -------------

             TOTAL ASSETS                                     $        --      $        --
                                                              =============    =============



             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable                                        $         425    $         350
      Due to stockholder                                             16,402           15,744
      Accrued interest - stockholder                                  1,383            1,061
                                                              -------------    -------------

             Total Current Liabilities                               18,210           17,155
                                                              -------------    -------------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock;20,000,000 shares authorized,
        at $0.00001 par value, 1,500,000 shares issued
        and outstanding                                                  15               15
      Additional paid-in capital                                      1,485              985
      Deficit accumulated during the development stage              (19,710)         (18,155)
                                                              -------------    -------------

             Total Stockholders' Equity (Deficit)                   (18,210)         (17,155)
                                                              -------------    -------------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                               $        --      $        --
                                                              =============    =============

The accompanying notes are an integral part of these financial statements.

                         CALYPSO FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                       Statements ofOperations (Unaudited)




                                                                        From
                                           For the Three            Inception on
                                           Months Ended               July 27,
                                             March 31,              1999 Through
                                  ------------------------------      March 31,
                                      2006             2005             2006
                                  -------------    -------------    -------------


REVENUES                          $        --      $        --      $        --

EXPENSES

     General and Administrative           1,234            2,835           17,094
                                  -------------    -------------    -------------

          Total Expenses                  1,234            2,835           17,094
                                  -------------    -------------    -------------


LOSS FROM OPERATIONS                     (1,234)          (2,835)         (17,094)
                                  -------------    -------------    -------------


OTHER EXPENSES

     Interest Expense                      (321)            (162)          (1,061)
                                  -------------    -------------    -------------

          Total Other Expenses             (321)            (162)          (1,061)
                                  -------------    -------------    -------------


NET LOSS                          $      (1,555)   $      (2,997)   $     (18,155)
                                  =============    =============    =============


BASIC LOSS PER SHARE              $       (0.00)   $       (0.00)
                                  =============    =============


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                1,500,000        1,500,000
                                  =============    =============




The accompanying notes are an integral part of these financial statements.


                        CALYPSO FINANCIAL SERVICES, INC.
                         (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)


                                                                                                   From
                                                                   For the Three               Inception on
                                                                   Months Ended                  July 27,
                                                                    March 31,                 1999 Through
                                                           ------------------------------        March 31,
                                                                2006             2005             2006
                                                           -------------    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                             $      (1,555)   $      (2,997)   $     (18,155)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
             Services contributed by shareholders                    500             --                500
      Changes in operating assets and liabilities:
             Increase in accounts payable                             75            1,228              350
             Increase in account payable - shareholder               980            1,769           16,805
                                                           -------------    -------------    -------------

                   Net Cash Used by Operating Activities            --               --               (500)
                                                           -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES                                --               --               --
                                                           -------------    -------------    -------------

CASH FLOWS FROM FINIANCING ACTIVITIES

             Sale of common stock                                   --               --                500
                                                           -------------    -------------    -------------

                   Net Cash Provided by Operating
                     Activities                                     --               --                500
                                                           -------------    -------------    -------------

             NET DECREASE IN CASH                                   --               --               --

             CASH AT BEGINNING OF PERIOD                            --               --               --
                                                           -------------    -------------    -------------

             CASH AT END OF PERIOD                         $        --      $        --      $        --
                                                           =============    =============    =============

SUPPLIMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION

      CASH PAID FOR:

             Interest                                      $        --      $        --      $        --
             Income Taxes                                  $        --      $        --      $        --

      NON-CASH FINANCING ACTIVITIES

             Common stock issued for services              $        --      $        --      $        --
             Common stock issued for mining claims         $        --      $        --      $        --





The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

     We incurred a loss of $1,555 during the three month period ended March 31, 2006 compared to a $2,997 loss during the three month period ended March 31, 2005. The first quarter 2006 loss was due to primarily to professional fees paid for the preparation and filing with the SEC of periodic and annual reports during the quarter.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

     During the three months ended March 31, 2006, our expenses were paid by a shareholder. At March 31, 2006 we had a payable to a shareholder, including accrued interest, of $17,785. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses. Plan of Operation

     During the next 12 months, we intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business.

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

     (b) Reports on Form 8-K

         No report on Form 8-K was filed during the three month period ended March 31, 2006.


                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CALYPSO FINANCIAL SERVICES, INC.


Date:  May 19, 2006                  By:  /S/   EDWARD F. COWLE
                                        ----------------------------------------
                                              Edward F. Cowle
                                              President, C.E.O. and Director
                                              (Principal Accounting Officer)