Form 10QSB
period 2006-06-30
CALYPSO FINANCIAL SERVICES INC
filed 2006-08-14
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number 000-31199

                        CALYPSO FINANCIAL SERVICES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                             87-0638338
-------------------------------                            -------------------
(State or other jurisdiction of                             I.R.S. Employer
incorporation or organization)                             Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding as of June 30, 2006
- -------------------------------             --------------------------------
Common Stock, $.00001 par value                         1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

Heading                                                                    Page
-------                                                                    ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................   3

Item 2.  Management's Discussion and Analysis and Results of Operations....  11

Item 3.  Controls and Procedures...........................................  12


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     12

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds....     12

Item 3.  Defaults Upon Senior Securities................................     12

Item 4.  Submission of Matters to a Vote of Securities Holders..........     13

Item 5.  Other Information..............................................     13

Item 6.  Exhibits and Reports on Form 8-K...............................     13

         Signatures.....................................................     14

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Calypso Financial Services, Inc. at June 30, 2006 and December 31, 2005, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2006 and 2005 and the period July 27, 1999 (date of inception) to June 30, 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006 or any other subsequent period.






                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)




                              FINANCIAL STATEMENTS




                       June 30, 2006 and December 31, 2005

                         CALYPSO FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS

                                                                June 30,      December 31,
                                                                  2006           2005
                                                              -----------    -----------
                                                                              (Unaudited)

CURRENT ASSETS

      Cash                                                    $      --      $      --
                                                              -----------    -----------

             Total Current Assets                                    --             --
                                                              -----------    -----------

             TOTAL ASSETS                                     $      --      $      --
                                                              ===========    ===========



             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable                                        $       810    $       350
      Due to stockholder                                           18,092         15,744
      Accrued interest - stockholder                                1,728          1,061
                                                              -----------    -----------

             Total Current Liabilities                             20,630         17,155
                                                              -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock;20,000,000 shares authorized,
        at $0.00001 par value, 1,500,000 shares issued
        and outstanding                                                15             15
      Additional paid-in capital                                    1,985            985
      Deficit accumulated during the development stage            (22,630)       (18,155)
                                                              -----------    -----------

             Total Stockholders' Equity (Deficit)                 (20,630)       (17,155)
                                                              -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                               $      --      $      --
                                                              ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                         CALYPSO FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                      Statements ofOperations (Unaudited)


                                                                                           From
                                 For the Three                   For the Six           Inception on
                                  Months Ended                  Months Ended             July 27,
                                   June 30,                       June 30,             1999 Through
                           --------------------------    --------------------------      June 30,
                               2006           2005           2006           2005           2006
                           -----------    -----------    -----------    -----------    -----------

REVENUES                   $      --      $      --      $      --      $      --      $      --

EXPENSES

     General and
       Administrative            2,575          1,501          3,809          4,336         20,903
                           -----------    -----------    -----------    -----------    -----------

          Total Expenses         2,575          1,501          3,809          4,336         20,903
                           -----------    -----------    -----------    -----------    -----------


LOSS FROM
  OPERATIONS                    (2,575)        (1,501)        (3,809)        (4,336)       (20,903)
                           -----------    -----------    -----------    -----------    -----------


OTHER EXPENSES

     Interest Expense             (345)          (220)          (666)          (382)        (1,727)
                           -----------    -----------    -----------    -----------    -----------

          Total Other
            Expenses              (345)          (220)          (666)          (382)        (1,727)
                           -----------    -----------    -----------    -----------    -----------


NET LOSS                   $    (2,920)   $    (1,721)   $    (4,475)   $    (4,718)   $   (22,630)
                           ===========    ===========    ===========    ===========    ===========


BASIC LOSS
  PER SHARE                $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                           ===========    ===========    ===========    ===========


WEIGHTED AVERAGE
  NUMBER OF SHARES
 OUTSTANDING                 1,500,000      1,500,000      1,500,000      1,500,000
                           ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                        CALYPSO FINANCIAL SERVICES, INC.
                         (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)


                                                                                              From
                                                                For the Six              Inception on
                                                                Months Ended                 July 27,
                                                                  June 30,               1999 Through
                                                           --------------------------        June 30,
                                                              2006           2005            2006
                                                           -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                             $    (4,475)   $    (4,718)   $    22,630)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
             Services contributed by shareholders                1,000           --            1,500
      Changes in operating assets and liabilities:
             Increase in accounts payable                          460         (1,466)           810
             Increase in account payable - shareholder           3,015          6,184         19,820
                                                           -----------    -----------    -----------

                   Net Cash Used by Operating Activities          --             --             (500)
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                              --             --             --
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES

             Sale of common stock                                 --             --              500
                                                           -----------    -----------    -----------

                   Net Cash Provided by Operating
                     Activities                                   --             --              500
                                                           -----------    -----------    -----------

             NET DECREASE IN CASH                                 --             --             --

             CASH AT BEGINNING OF PERIOD                          --             --             --
                                                           -----------    -----------    -----------

             CASH AT END OF PERIOD                         $      --      $      --      $      --
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements




NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

Three Months Ended June 30, 2006
--------------------------------

     We incurred a loss of $2,920 during the three month period ended June 30, 2006 compared to a $1,721 loss during the three month period ended June 30, 2005. The second quarter 2006 loss was due to primarily to professional fees paid for the preparation and filing with the SEC of periodic and annual reports during the quarter.

Six Months Ended June 30, 2006
------------------------------

     We incurred a loss of $4,475 during the six month period ended June 30, 2006 compared to a $4,718 loss during the six month period ended June 30, 2005. The loss incurred during the six month period ended June 30, 2006 loss was due to primarily to professional fees paid for the preparation and filing with the SEC of periodic and annual reports during the quarter.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources
-------------------------------

     During the six month period ended June 30, 2006, our expenses were paid by a shareholder. At June 30, 2006 we had a payable to a shareholder, including accrued interest, of $19,820. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

Plan of Operation
-----------------

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

Forward-Looking and Cautionary Statements
-----------------------------------------

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

Item 3.       Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

     In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     (b) Reports on Form 8-K

         No report on Form 8-K was filed during the six month period ended June 30, 2006.


                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CALYPSO FINANCIAL SERVICES, INC.



Date:  August 11, 2006               By:  /S/   EDWARD F. COWLE
                                     ----------------------------------------
                                           Edward F. Cowle
                                           President, C.E.O. and Director
                                           (Principal Accounting Officer)