Form 10QSB
period 2006-09-30
CALYPSO FINANCIAL SERVICES INC
filed 2006-11-14
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended Calypso September 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                         Outstanding as of September 30, 2006
---------------------------------         ------------------------------------
Common Stock, $.00001 par value                        1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

Heading                                                                     Page
-------                                                                     ----

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements...........................................      3

Item 2.   Management's Discussion and Analysis and Results of Operations.     11

Item 3.   Controls and Procedures........................................     12


                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................     12

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds....     12

Item 3.   Defaults Upon Senior Securities................................     12

Item 4.   Submission of Matters to a Vote of Securities Holders..........     13

Item 5.   Other Information..............................................     13

Item 6.   Exhibits   ....................................................     13

          Signatures.....................................................     14

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Calypso Financial Services, Inc. at September 30, 2006 and December 31, 2005, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2006 and 2005 and the period July 27, 1999 (date of inception) to September 30, 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006 or any other subsequent period.






                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)




                              FINANCIAL STATEMENTS




                    September 30, 2006 and December 31, 2005

                         CALYPSO FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                                 Balance Sheets



   ASSETS

                                                             September 30,   December 31,
                                                                 2006            2005
                                                              -----------    -----------
                                                              (Unaudited)

CURRENT ASSETS

      Cash                                                    $      --      $      --
                                                              -----------    -----------

             Total Current Assets                                    --             --
                                                              -----------    -----------

             TOTAL ASSETS                                     $      --      $      --
                                                              ===========    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable                                        $       980    $       350
      Due to stockholder                                           19,921         15,744
      Accrued interest - stockholder                                2,108          1,061
                                                              -----------    -----------

             Total Current Liabilities                             23,009         17,155
                                                              -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock;20,000,000 shares authorized,
        at $0.00001 par value, 1,500,000 shares issued
        and outstanding                                                15             15
      Additional paid-in capital                                    2,485            985
      Deficit accumulated during the development stage            (25,509)       (18,155)
                                                              -----------    -----------

             Total Stockholders' Equity (Deficit)                 (23,009)       (17,155)
                                                              -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                               $      --      $      --
                                                              ===========    ===========




The accompanying notes are an integral part of these financial statements.


                        CALYPSO FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                      Statements ofOperations (Unaudited)



                                                                                          From
                                                                                       Inception on
                                  For the Three                 For the Nine            July 27,
                                  Months Ended                  Months Ended          1999 Through
                                  September 30,                 September 30,         September 30,
                           --------------------------    --------------------------    -----------
                               2006           2005           2006           2005          2006
                           -----------    -----------    -----------    -----------    -----------


REVENUES                   $      --      $      --      $      --      $      --      $      --

EXPENSES

     General and
       Administrative            2,499            977          6,308          5,314         23,402
                           -----------    -----------    -----------    -----------    -----------

          Total Expenses         2,499            977          6,308          5,314         23,402
                           -----------    -----------    -----------    -----------    -----------


LOSS FROM
  OPERATIONS                    (2,499)          (977)        (6,308)        (5,314)       (23,402)
                           -----------    -----------    -----------    -----------    -----------


OTHER EXPENSES

     Interest Expense             (380)          (272)        (1,047)          (653)        (2,107)
                           -----------    -----------    -----------    -----------    -----------

          Total Other
            Expenses              (380)          (272)        (1,047)          (653)        (2,107)
                           -----------    -----------    -----------    -----------    -----------


NET LOSS                   $    (2,879)   $    (1,249)   $    (7,355)   $    (5,967)   $   (25,509)
                           ===========    ===========    ===========    ===========    ===========


BASIC LOSS
  PER SHARE                $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                           ===========    ===========    ===========    ===========


WEIGHTED AVERAGE
  NUMBER OF SHARES
 OUTSTANDING                 1,500,000      1,500,000      1,500,000      1,500,000
                           ===========    ===========    ===========    ===========






   The accompanying notes are an integral part of these financial statements.


                        CALYPSO FINANCIAL SERVICES, INC.
                         (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                            From
                                                                                        Inception on
                                                                 For the Nine              July 27,
                                                                 Months Ended            1999 Through
                                                                 September 30,          September 30,
                                                           --------------------------    -----------
                                                              2006           2005           2006
                                                           -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net                                                  $    (7,355)   $    (5,967)   $   (25,509)
      loss
      Adjustments to reconcile net loss to
        net cash used by operating
      activities:
             Services contributed by
             shareholders                                        1,500           --            2,000
      Changes in operating assets and liabilities:
             Increase in accounts payable                          630          7,433
                                                                                                 980
             Increase in account payable - shareholder           5,225         (1,466)        22,029
                                                           -----------    -----------    -----------

                   Net Cash Used by Operating Activities          --             --
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                              --             --             --
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES

             Sale of common stock                                 --             --
                                                           -----------    -----------    -----------

                   Net Cash Provided by Operating
                                                                                                 500
                   Activities                                     --             --
                                                           -----------    -----------    -----------

             NET DECREASE IN CASH                                 --             --             --

             CASH AT BEGINNING OF PERIOD                          --             --             --
                                                           -----------    -----------    -----------

             CASH AT END OF PERIOD                         $      --      $      --      $      --
                                                           ===========    ===========    ===========

      CASH FLOW INFORMATION

      CASH PAID FOR:

             Interest                                      $      --      $      --      $      --
             Income Taxes                                  $      --      $      --      $      --

      NON-CASH FINANCING ACTIVITIES

             Common stock issued for                       $      --      $      --      $      --
             services
             Common stock issued for mining claims         $      --      $      --      $      --





   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements




NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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

Item 2.       Management's Discussion and Analysis or Plan of Operations
              ----------------------------------------------------------

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

Results of Operations
---------------------

Three Months Ended September 30, 2006
-------------------------------------

     We incurred a loss of $2,879 during the three month period ended September 30, 2006 compared to a $1,249 loss during the three month period ended September 30, 2005. The third quarter 2006 loss was due to primarily to professional fees paid for the preparation and filing with the SEC of periodic and annual reports during the quarter.

Nine Months Ended September 30, 2006
------------------------------------

     We incurred a loss of $7,355 during the nine month period ended September 30, 2006 compared to a $5,967 loss during the nine month period ended September 30, 2005. The loss incurred during the nine month period ended September 30, 2006 was due to primarily to professional fees paid for the preparation and filing with the SEC of periodic and annual reports during the current fiscal year.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources
-------------------------------

     During the nine month period ended September 30, 2006, our expenses were paid by a shareholder. At September 30, 2006 we had a payable to a shareholder, including accrued interest, of $22,029. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

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

Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit31.2      Certification of Principal Accounting Officer Pursuant
                          to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

        No report on Form 8-K was filed during the three-month period ended September 30, 2006.


                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CALYPSO FINANCIAL SERVICES, INC.



Date:  November 14, 2006               By:  /S/   EDWARD F. COWLE
                                     ----------------------------------------
                                           Edward F. Cowle
                                           President, C.E.O. and Director
                                           (Principal Accounting Officer)