Form 10KSB
period 2006-12-31
CALYPSO FINANCIAL SERVICES INC
filed 2007-02-14
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2006

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

            19 East 200 South, Suite 1080, Salt Lake City, Utah 84111
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 322-3401

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]   No [ ]
[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X No [ ]

         State the issuer's revenues for its most recent fiscal year.  $ -0-

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ -0-

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                              Outstanding as of December 31, 2006

Common Stock, Par Value
  $0.00001 par value                                    1,500,000

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [X]

                                         CALYPSO FINANCIAL SERVICES, INC.

                                                 TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                                      PART I

Item 1.           Description of Business .......................................................            3

Item 2.           Description of Property........................................................            7

Item 3.           Legal Proceedings..............................................................            7

Item 4.           Submission of Matter to a Vote of Security Holders.............................            7

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................            7

Item 6.           Management's Discussion and Analysis or Plan of Operation......................           10

Item 7.           Financial Statements...........................................................           12

Item 8.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure.....................................................           12

Item 8A.          Controls and Procedures........................................................           12

Item  8B          Other Information..............................................................           12
                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Corporate Governance;
                     Compliance with Section 16(a) of the Exchange Act...........................           12

Item 10.          Executive Compensation.........................................................           17

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................           17

Item 12.          Certain Relationships and Related Transactions and Director Independence.......           18

Item 13.          Exhibits.......................................................................           18

Item 14.          Principal Accountant Fees and Services.........................................           18

                  Signatures.....................................................................           20

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

     On November 17, 1999, Calypso filed a registration statement with the SEC on Form SB-2 under the Securities Act of 1933 for the purpose of registering for resale the 1.5 million shares of common stock then outstanding. The registration statement was subsequently withdrawn and, on July 31, 2000, we filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934. The registration statement became effective automatically 60 days after filing with the SEC.

     Current Business Activities
     ---------------------------

     Since our inception, we have engaged in only sporadic business operations and are deemed a development stage company. Presently, we are actively seeking out and investigating potential operating businesses and business opportunities with the goal of potentially acquiring or merging with one or more of these businesses. No representation is made, nor is any intended, that we will be able to carry on future business activities successfully. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

     Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently have no firm commitment nor have we entered into any definitive agreement to participate in any business opportunity and, accordingly, management cannot predict the nature of any potential business opportunity it may ultimately consider. Management has broad discretion in its search for and negotiations with any potential business or business opportunity.

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

     Because we are subject to the reporting provisions of the Securities Exchange Act of 1934, we are required to file certain annual, periodic and other reports with the SEC. These requirements include the affirmative duty to file independent audited financial statements annually as part of our Form 10-KSB. Further, any business or entity that we acquire or merge with must also have independent audited financial statements for at least the two most recent fiscal years, or from the date of their inception if less than two years. Within four days after completion of a merger or acquisition, we are required to file with the SEC a Form 8-K that must include, among other things, detailed information of the acquired business or entity and its audited financial statements. If such audited financial statements are not available at the closing of the acquisition or merger, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we may not be able to finalize the transaction. Accordingly, we intend to consider as potential acquisition or merger candidates, only those businesses or entities that can provide the requisite financial statements.

     Because we have not yet identified a specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

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

     Because we have no assets and a limited operating history, in the event we successfully acquire or merge with an operating business opportunity, it is likely that our present stockholders will experience immediate and substantial dilution. It is also probable that there will be a change in control of our company. The owners of any business opportunity which we acquire or merge with will most likely acquire control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, but rather management will attempt to negotiate the best possible agreement for the benefit of our stockholders.

     Presently, we do not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage any outside advisor or consultant in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. These possible private sales would most likely have to be to persons known by our directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates.

     There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by our officers, directors and/or principal stockholders to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow our Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other stockholders or that stockholders would be given the opportunity to approve such a transaction.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by us, the business opportunity and the finder. We cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. If a fee is paid to an affiliate of the company, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to us or to violate the doctrine of corporate opportunity.

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

     No substantive disclosure relating to prospective acquisitions
     ---------------------------------------------------------------------------

     Because we have not yet identified any specific industry, assets or business that we may seek, nor have we finalized any acquisition or merger, potential investors in our securities will have no substantive information upon which to base a decision whether to invest in our securities until such a transaction is completed. Prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. Potential investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public.

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

     Management  devotes only minimal time to our business
     ---------------------------------------------------------------------------

     Presently, our directors have other full time obligations and devote only such time to our business as necessary to maintain our viability. Because of management's other time commitments and the fact that we have no business operations, management anticipates that it will devote only a minimal amount of time to our activities, at least until such time as we have identified a suitable acquisition candidate.

     Effective voting control held by directors
--------------------------------------------------------------------------------

     Our directors own in the aggregate approximately 59.0% of our outstanding voting securities. Only one other stockholder owns in excess of 5%. Accordingly, our current directors will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

     No public market for our common stock
--------------------------------------------------------------------------------

     There is currently no market for our shares and there can be no assurance that any such market will ever develop or be maintained. We anticipate that following a successful acquisition or merger, we will make an application to have our shares included on either the OTC Bulletin Board. Any trading market that ultimately develops will most likely be volatile and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTCBB. Therefore, to be eligible for the OTCBB we must keep current in our filing obligations with the SEC, including filing periodic and annual reports and the financial statements required thereby.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     There is not currently, nor has there ever been, a public trading market for our common stock. We anticipate that upon the completion of a successful acquisition or merger, we will make an application to the NASD to have our shares quoted on the OTC Bulletin Board. Our application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934.

     Inclusion on the OTCBB would permit price quotations for our shares to be published by that service. Although we intend to submit an application to the OTCBB following an acquisition or merger, there can be no assurance that our shares will immediately be traded in the public market. Also, secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application to the OTCBB, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTCBB or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTCBB or at any other time in the future or, that if such a market does develop, that it can be sustained.

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

     It is most unlikely that our securities will be listed on any national or regional exchange or on The Nasdaq Stock Market in the foreseeable futures. Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

     As of February 7, 2007, there were approximately 30 holders of record of our common stock. Because all of our outstanding shares of common stock were issued pursuant to exemptions under the 1933 Act, we have considered all outstanding shares as restricted securities. Corporate records indicate that all of the issued and outstanding shares were issued in 1999 in private transactions. We have relied upon the exemption provided by Section 4(2) of the 1933 Act in the private issuance of shares. To the best of our knowledge, no private placement memorandum was used in relation to the issuance of shares.

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

Net Operating Loss

     We have accumulated approximately $15,600 of net operating loss carryforwards as of December 31, 2006. This loss carryforward may be offset against taxable income and income taxes in future years and expires in the year 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2006 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Recent Accounting Pronouncements
--------------------------------

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), SFAS 158 amends SFAS 87, "Employers' Accounting for Pensions", SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 158 requires employers to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status. It also requires employers to measure plan assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities with fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity- specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

     In September 2006, the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff's previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109, which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of errors. This statement is effective for us beginning November 2006. Although we have no current application for this statement, the adoption of this statement may affect our future results of operations, financial position, or cash flows.

     In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment." SFAS No. 123R set accounting requirements for all "share-based" compensation and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS 123R also requires additional accounting and disclosures related to income tax effects and cash flows resulting from share-based compensation arrangements. In March 2005, the SEC issued SAB 107, Share-Based Payment, providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. Although we have no current application for this statement, adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2006 and 2005 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On January 22, 2007, we have terminated Chisholm Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent certifying accountants. The termination of our relationship with Chisholm Bierwolf & Nilson was unanimously accepted by our board of directors on January 22, 2007. Also on January 22, 2007, our board of directors unanimously approved a resolution to engage Moore & Associates, Chartered, Certified Public Accountants, to become our new independent certifying accountants.

Item 8A.      Controls and Procedures

     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

     Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of December 31, 2006, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item  8B.     Other Information

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Corporate Governance; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

         Name                     Age         Position
         ----                     ---         --------
         J. Rockwell Smith         67         Chairman of the Board and Director
         Edward F. Cowle           51         President, C.E.O. and Director
         Geoff Williams            37         Secretary and Director

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

     Mr. Smith has been an executive officer and director within the last three years of the following companies that may also be deemed blank check companies:

     o Big Flash Corporation, now known as Intelgenx Technologies Corporation (Chairman of the Board and director from July 1999 to April 28, 2006);
     o Consolidated Travel Systems, Inc., now known as Knobias, Inc. (Vice President and director from February 2001 to October 2004);
     o Eagle's Nest Mining Company, now known as Nanoscience Technologies, Inc. (director from October 1997 to March 2004);
     o Grant Silver, Inc., now known as Grant Life Sciences, Inc. (principal stockholder until September 1997);
     o Green MT. P.S. (Principal stockholder until January 1998), now known as Generex Biotechnology Corporation;

     o Index Daley Mines, now known as International Digital Technologies (principal stockholder until June 1998); and
     o Nava Leisure, U.S.A., Inc., now known as Senesco Technologies, Inc. (President and director until January 1999).

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration      Status
---------------                         --------------------      ------
Big Flash Corporation                   11-16-1999 (SB-2)         Active and current with SEC
(n.k.a. Intelgenx Technologies Corp.)   7-28-2000 (10-SB)         Acquired Intelgenx Corp. on April 28, 2006
                                                                  Traded on OTCBB("IGXT")

Consolidated Travel Systems, Inc.       11-9-2001(10-SB)          Active and current with SEC
(n.k.a. Knobias, Inc.)                                            Completed merger with Knobias Holdings, Inc.
                                                                  on November 4, 2004 Traded on
                                                                  OTCBB ("KNBS")

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

Grant Ventures, Inc.                    12-20-2002 (10-SB)        Active and current with SEC
(n.k.a. Grant Life Sciences, Inc.)                                Completed merger with Impact Diagnostics, Inc.
                                                                  in July 2004

Green MT. P.S.                          1-8-2004 (10-SB)          Active and current with SEC

(n.k.a. Generex Biotechnology Corporation)                        Acquired Generex Pharmaceuticals, Inc.  in  1998
                                                                  Traded on OTCBB ("GNBT")

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

     Edward F. Cowle has been an executive officer, director and/or principal stockholder (10%) within the last three years of the following public companies:

     o Big Flash Corporation, n.k.a. Intelgenx Technologies Corporation (President, CEO and director and principal stockholder from July 1999 to April 28, 2006);
     o Cementitious Materials, Inc., now known as NaturalNano, Inc. (President and director from February 2004 to November 2005 - principal stockholder until November 2005);
     o Consolidated Travel Systems, Inc., n.k.a. Knobias, Inc. (principal stockholder until November 2005);
     o Eastgate Acquisition Corp., (President and director from 1999 to the present);
     o Hazelwood Ventures, Inc., formerly known as Thorium Nuclear Energy Corporation (principal stockholder);

     o Interstate Development, Inc., know known as Pro-Tect, Inc. (currently principal stockholder);
     o   Laser Technology, Inc. (Director from 2000 to December 2003);
     o Silver River Ventures, Inc., now known as BioForce Nanosciences Holdings, Inc. (President and director and principal stockholder from December 2005 to February 2006); and
     o Westgate Acquisitions Corp. (President and director from 1999 to the present).

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration      Status
---------------                         --------------------      ------
Big Flash Corporation                   11-16-1999 (SB-2)         Active and current with SEC
(n.k.a. Intelgenx Technologies Corp.)   7-28-2000 (10-SB)         Acquired Intelgenx Corp. on April 28, 2006
                                                                  Traded on OTCBB("IGXT")

Calypso Financial Services, Inc.        11-17-1999 (SB-2)         Active and current with SEC
                                        7-31-2000 (10-SB)         Seeking merger and/or acquisition

Cementitious Materials, Inc.            7-3-2002 (10-SB)          Active and current with SEC
(f.k.a. Ocean Express Lines, Inc.)                                Acquired Cementitious Material
(n.k.a. NaturalNano Holdings, Inc.)                               Technologies, Inc. in November 2003
                                                                  (rescinded in 2004)
                                                                  Acquired NaturalNano, Inc. in November 2005
                                                                  Traded on OTCBB ("NNAN")

Eastgate Acquisition Corp.              11-29-1999 (SB-2)         Registration not effective
                                                                  Seeking merger and/or acquisition

Hazelwood Ventures, Inc.                4-19-2004 (SB-2)          Registration withdrawn 9-13-2005
(f.k.a. Thorium Nuclear Energy Corporation)                       Seeking merger and/or acquisition
                                                                  Quoted on "Pink Sheets" ("HZLW")

Interstate Development, Inc.            None                      Seeking merger and/or Acquisition
(n.k.a. Pro-Tech, Inc. , Inc.)                                    Quoted on "Pink Sheets" ("PRTT")

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

Westgate Acquisitions Corp.             11-30-1999 (SB-2)         Registration not effective
                                                                  Seeking merger and/or acquisition

     Geoff Williams has been an executive officer, director and/or principal stockholder (10%) within the last three years of the following public companies:

     o Big Flash Corporation, n.k.a. Intelgenx Technologies Corporation (Secretary, director and principal stockholder from 1999 to April 28, 2006);
     o Bull Trout Lake, Inc. (President and director since July 2005 to present);
     o Cathay International Holdings, Inc., n.k.a. Cyber Operations, Inc. (director and Secretary / Treasurer from April 12, 2002 to September 2005 - President from September, 2005 to January 8, 2007);
     o Cementitious Materials, Inc., (f.k.a. Ocean Express Lines, Inc.) n.k.a. NaturalNano Holdings, Inc. (Director and President from February 2000 to February 2003 - Director and Secretary/Treasurer from October 2004 to November 2005 - principal stockholder until November 2005);
     o Consolidated Travel Systems, Inc., n.k.a. Knobias, Inc. (Director from August 1999 and President from February 2001 to November 2004);
     o Eastgate Acquisition Corp. (Secretary and director from 1999 to the present);
     o Genex Biopharma, Inc. (Treasurer and Director from October 2005 to present);
     o   GMMT, Inc. (President and director from March 2005 to present);

     o Grant Ventures, Inc. n.k.a., Grant Life Sciences, Inc. (Secretary and director from July 2001 to July 2004);
     o Green Mt. Labs., Inc., n.k.a. Hydrogen Engine Center, Inc. (director from August 2002, and President from April 2004 to August 2005);
     o Green Mountain Merger, Inc. (director and President from July 2005 to present);
     o Hazelwood Ventures, Inc. (director since October 2003 and President since May 2006);
     o Interstate Development, n.k.a. Pro-Tect, Inc. (President and director since April 2002);
     o RAKO Capital Corporation (President and director from February 2001 to December 2002);
     o Silver River Ventures, Inc., n.k.a BioForce Nanosciences Holdings, Inc. (President and director from September 2004 to December 2005); and
     o Westgate Acquisitions Corp. (Secretary and director from 1999 to the present).

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration      Status
---------------                         --------------------      ------
Big Flash Corporation                   11-16-1999 (SB-2)         Active and current with SEC
(n.k.a. Intelgenx Technologies Corp.)   7-28-2000 (10-SB)         Acquired Intelgenx Corp. on April 28, 2006
                                                                  Traded on OTCBB("IGXT")

Bull Trout Lake, Inc.                   None                      Seeking merger and/or acquisition
                                                                  Traded on "Pink Sheets" ("BTLK")

Cathay International Holdings, Inc.     None                      Active
(n.k.a. Cyber Operations, Inc.)                                   Acquired Cyber Operations, LLC on January
                                                                  8, 2007
                                                                  Traded on "Pink Sheets" ("CYPJ")

Cementitious Materials, Inc.            7-3-2002 (10-SB)          Active and current with SEC
(f.k.a. Ocean Express Lines, Inc.)                                Acquired Cementitious
(n.k.a. NaturalNano Holdings, Inc.)                               Material Technologies, Inc. in  November 2003
                                                                  (rescinded in 2004)
                                                                  Acquired NaturalNano, Inc. in November 2005
                                                                  Traded on OTCBB ("NNAN")

Consolidated Travel Systems, Inc.       11-9-2001(10-SB)          Active and current with SEC
(n.k.a. Knobias, Inc.)                                            Completed merger with Knobias Holdings, Inc.
                                                                  on November 4, 2004
                                                                  Traded on OTCBB ("KNBS")

Eastgate Acquisition Corp.              11-29-1999 (SB-2)         Registration not effective
                                                                  Seeking merger and/or acquisition
                                                                  Not trading

Genex Biopharma, Inc.                   None                      Private corporation

GMMT, Inc.                              None                      Seeking merger and/or acquisition
                                                                  Not trading

Grant Ventures, Inc.                    12-20-2002 (10-SB)        Active and current with SEC
(n.k.a. Grant Life Sciences, Inc.)                                Completed merger with Impact
                                                                  Diagnostics, Inc.  in July 2004
                                                                  Traded on OTCBB ("GLIF")

Green Mt. Labs., Inc.                   1-8-2004 (10-SB)          Active and current with SEC
(n.k.a. Hydrogen Engine Center, Inc.)                             Acquired Hydrogen Engine Center, Inc.
                                                                  in August 2005
                                                                  Traded on OTCBB  ("HYEG")

Green Mountain Merger, Inc.             None                      Seeking merger and/or Acquisition
                                                                  Application to "Pink Sheets" pending

                                                       -16-

Hazelwood Ventures, Inc.                4-19-2004 (SB-2)          Registration withdrawn 9-13-2005
(f.k.a. Thorium Nuclear Energy Corporation)                       Seeking merger and/or acquisition
                                                                  Quoted on "Pink Sheets" ("HZLW")

Interstate Development, Inc.            None                      Seeking merger and/or Acquisition
(n.k.a. Pro-Tect, Inc.)                                           Traded on "Pink Sheets" ("PRTT")

RAKO Capital Corporation                7-16-1998 (10-SB)         Currently delinquent in filings
                                                                  with SEC
                                                                  Acquired Centra Industries, Inc. in January
                                                                  2003, a telecommunications infrastructure
                                                                  company
                                                                  Formerly traded on OTCBB and now on Pink
                                                                  Sheets  ("RKOC")

Silver River Ventures, Inc.             12-13-2005 (10-SB)        Active and current with SEC
(n.k.a. BioForce Nanosciences Holdings, Inc.)                     Acquired  BioForce Nanosciences, Inc. on
                                                                  February 24, 2006
                                                                  Traded on OTCBB ("BFNH")

Westgate Acquisitions Corp.             11-30-1999 (SB-2)         Registration not effective
                                                                  Seeking merger and/or acquisition
                                                                  Not trading

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2006.

Item 10.      Executive Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2006 and 2005. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge, as of December 31, 2006, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                                       Amount and Nature of                 Percent
of Beneficial Owner                                    Beneficial Ownership               of Class(1)
--------------------                                   --------------------               -----------
J. Rockwell Smith *                                               1,000                        .1 %
   19 East 200 South, Suite 1080
   Salt Lake City, UT 84111
Geoff Williams *                                                284,200                      18.9 %
   19 East 200 South, Suite 1080
   Salt Lake City, UT 84111
Edward F. Cowle *                                               600,000                      40.0 %
   300 Park Avenue, Suite 1712
   New York, NY 10022
H. Deworth Williams                                             596,000                      39.7 %
   19 East 200 South, Suite 1080
   Salt Lake City, UT 84111
All directors and officers                                      885,200                      59.0 %
   a group (3 persons)

      *  Director and/or executive officer

     Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 1.5 million shares of common stock outstanding on December 31, 2006.

Item 12.      Certain  Relationships and  Related  Transactions  and  Director
              Independence.

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

     None of the Company's directors are deemed to be independent directors. The Company does not have a compensation, audit or nominating committee, rather those functions are carried out by the Board as a whole.

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

     Audit Fees
     ----------

     The aggregate fees billed by our independent auditors, Chisholm, Bierwolf & Nilson, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the year ended

December 31, 2005, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2006, were $2,573 for 2006 and $1,766 for 2005.

     The aggregate fees billed by our new independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the year ended December 31, 2006, was $-0-.

     Audit Related Fees
     ------------------

     For the years ended December 31, 2006 and 2005, there were no fees billed for assurance and related services by Chisholm, Bierwolf & Nilson or Moore & Associates, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees
     --------

     For the years ended December 31, 2006 and 2005, no fees were billed by Chisholm, Bierwolf & Nilson or Moore & Associates, Chartered for tax compliance, tax advice and tax planning.

     We do not use Moore & Associates, Chartered for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore & Associates, Chartered to provide compliance outsourcing services.

     The board of directors has considered the nature and amount of fees billed by Moore & Associates, Chartered and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates, Chartered's independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Calypso Financial Services, Inc.



                                      By:     /S/   EDWARD F. COWLE
                                         ---------------------------------------
                                          Edward F. Cowle
                                          President and C.E.O.

Dated:   February 14, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                             Title                                  Date
           ---------                                             -----                                  ----

/S/    EDWARD F. COWLE                          President, C.E.O. and director                    February 14, 2007
-----------------------------------------       (Principal Accounting Officer)
         Edward F. Cowle




/S/    J. ROCKWELL SMITH                        Chairman and Director                             February 14, 2007
-----------------------------------------------
         J. Rockwell Smith



/S/    GEOFF WILLIAMS                           Secretary and Director                            February 14, 2007
         Geoff Williams

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                December 31, 2006

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm.....................F-3

Balance Sheet...............................................................F-4

Statements of Operations....................................................F-5

Statements of Stockholders' Equity (Deficit)................................F-6

Statements of Cash Flows....................................................F-8

Notes to the Financial Statements...........................................F-9

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Board of Directors
Calypso Financial Services Inc.


We have audited the accompanying balance sheet of Calypso Financial Services Inc. as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows as of December 31, 2006 and 2005 and from inception July 1, 1983, through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calypso Financial Services Inc. as of December 31, 2006 and the results of its operations and its cash flows as of December 31, 2006 and 2005 from inception July 1, 1983 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not established an ongoing source of revenues to cover its operating costs. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
February 7, 2007



               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                        (702) 253-7511 Fax (702) 253-7501
--------------------------------------------------------------------------------

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS

                                                                 December 31,
                                                                    2006
                                                                 -----------


CURRENT ASSETS

      Cash                                                       $      --
                                                                 -----------

             Total Current Assets                                       --
                                                                 -----------

             TOTAL ASSETS                                        $      --
                                                                 ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


      Accounts payable                                           $     1,600
      Due to stockholder                                              22,341
      Accrued interest - stockholder                                   2,531
                                                                 -----------

             Total Current Liabilities                                26,472
                                                                 -----------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 20,000,000 shares authorized,
        at $0.00001 par value, 1,500,000 shares issued
        and outstanding                                                   15
      Additional paid-in capital                                       2,985
      Deficit accumulated during the development stage               (29,472)
                                                                 -----------

             Total Stockholders' Equity (Deficit)                    (26,472)
                                                                 -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                  $      --
                                                                 ===========



   The accompanying notes are an integral part of these financial statements.

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations



                                                                      From
                                                                  Inception on
                                                For the             July 27,
                                              Years Ended         1999 Through
                                              December 31,         December 31,
                                     --------------------------    -----------
                                         2006          2005            2006
                                     -----------    -----------    -----------

REVENUES                             $      --      $      --      $      --

EXPENSES

       General and Administrative          9,848          7,836         26,942
                                     -----------    -----------    -----------

              Total Expenses               9,848          7,836         26,942
                                     -----------    -----------    -----------


LOSS FROM OPERATIONS                      (9,848)        (7,836)       (26,942)
                                     -----------    -----------    -----------


OTHER EXPENSES

       Interest Expense                   (1,469)          (942)        (2,530)
                                     -----------    -----------    -----------

              Total Other Expenses        (1,469)          (942)        (2,530)
                                     -----------    -----------    -----------


NET LOSS                             $   (11,317)   $    (8,778)   $   (29,472)
                                     ===========    ===========    ===========


BASIC LOSS PER SHARE                 $     (0.01)   $     (0.01)
                                     ===========    ===========


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                   1,500,000      1,500,000
                                     ===========    ===========

The accompanying notes are an integral part of these financial statements


                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                          Deficit
                                                                                        Accumulated
                                      Common Stock          Additional      Stock        During the
                               -------------------------     Paid-In     Subscription   Development
                                  Shares       Amount        Capital      Receivable       Stage
                               -----------   -----------   -----------   -----------    -----------
Balance at inception of the
  development stage on
  July 27, 1999                       --     $      --     $      --     $      --      $      --

Common stock issued for
  cash on September 8, 1999
  at $0.0003 per share           1,500,000            15           485          (500)          --

Net loss from inception on
  July 27, 1999 through
  December 31, 1999                   --            --            --            --             --
                               -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1999       1,500,000            15           485          (500)          --

Net loss for the year ended
  December 31, 2000                   --            --            --            --             --
                               -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2000       1,500,000            15           485          (500)          --

Cash received on stock
  subscription receivable             --            --            --             500           --

Net loss for the year ended
  December 31, 2001                   --            --            --            (904)
                               -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2001       1,500,000            15           485          --             (904)

Net loss for the period from
  January 1, 2002 through
  December 31, 2004                   --            --            --            --           (8,473)
                               -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2004       1,500,000            15           485          --           (9,377)

Services contributed by
  shareholders                        --            --             500          --             --

Net loss for the year ended
  December 31, 2005                   --            --            --            --           (8,778)
                               -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2005       1,500,000            15           985          --          (18,155)

Services contributed by
  shareholders                        --            --           2,000          --             --

Net loss for the year ended
  December 31, 2006                   --            --            --            --          (11,317)
                               -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2006       1,500,000            15         2,985          --          (29,472)
                               ===========   ===========   ===========   ===========    ===========



The accompanying notes are an integral part of these financial statements.


                        CALYPSO FINANCIAL SERVICES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                     From
                                                                                  Inception on
                                                              For the                July 1,
                                                            Years Ended           1983 Through
                                                            December 31,          December 31,
                                                    --------------------------    -----------
                                                        2006          2005           2006
                                                    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                      $   (11,317)   $    (8,778)   $   (29,472)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
             Impairment loss on mining claims              --             --             --
             Common stock issued for services              --             --             --
             Contributed services by shareholder          2,000            500          2,500
      Changes in operating assets and liabilities
             Decrease in prepaid expenses                  --             --             --
             Increase in accounts payable                 1,250         (1,116)         1,600
             Increase in due to stockholder               8,067          9,394         24,872
                                                    -----------    -----------    -----------

                   Net Cash Used by Operating
                     Activities                            --             --             (500)
                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                       --             --             --
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES

             Sale of common stock                          --             --              500
                                                    -----------    -----------    -----------

                   Net Cash Provided by Financing
                     Activities                            --             --              500
                                                    -----------    -----------    -----------

             NET DECREASE IN CASH                          --             --             --

             CASH AT BEGINNING OF PERIOD                   --             --             --
                                                    -----------    -----------    -----------

             CASH AT END OF PERIOD                  $      --      $      --      $      --
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

         c. Basic Loss Per Share

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                      For the Years Ended
                                                         December 31,
                                                     2006            2005
                                                ------------    ------------

                       Loss (numerator)         $    (11,317)   $     (8,778)
                       Shares (denominator)        1,500,000       1,500,000
                                                ------------    ------------

                       Per share amount         $    (0.01)     $      (0.01)
                                                ============    ============

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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Provision for Taxes (continued)

         Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

                                                 2006                2005
                                            --------------      -------------
             Deferred tax assets:
               NOL carryover                 $      10,514      $       6,100
               Valuation allowance                 (10,514)            (6,100)
                                            --------------      -------------

             Net deferred tax asset          $        --        $        --
                                            ==============      =============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

                                                2006                2005
                                            --------------      -------------

               Book Income                   $      (4,414)     $      (3,423)
               Valuation allowance                   4,414              3,423
                                            --------------      -------------

                                             $        --        $        --
                                            ==============      =============

         At December 31, 2006, the Company had net operating loss carryforwards of approximately $15,600 that may be offset against future taxable income through 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

         g. Newly Issued Accounting Pronouncements

         In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on the Company's financial statements.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The adoption of the applicable provisions of SFAS 146 did not have an effect on the Company's financial statements.

                       CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g. Newly Issued Accounting Pronouncements (Continued)

         In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect the Company's financial statements.

         In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

                       CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g. Newly Issued Accounting Pronouncements (Continued)

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150"). SFAS 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: (i) mandatory redeemable financial instruments,
         (ii) obligations to repurchase the issuer's equity shares by transferring assets, and (iii) obligations to issue a variable number of shares. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's financial position or Statement of Operations.

         In January 2003, and revised in December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. The adoption of the effective provisions of Interpretation 46 did not have any impact on the Company's financial position or statement of operations.

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

                       CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)


NOTE 3 - RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2006 and 2005, the Company incurred various general and administrative expenses. As the Company has not had the wherewithal to pay these expenses, the Company has relied on a related party to satisfy its debts. As of December 31, 2006 and 2006 the Company had an obligation, including accrued interest, to the related party totaling $24,872 and $16,805, respectively.