Form 10QSB
period 2007-03-31
CALYPSO FINANCIAL SERVICES INC
filed 2007-05-14
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to _______

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                               Outstanding as of May 11, 2007
-------------------------------                  ------------------------------
Common Stock, $.00001 par value                            1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]



                                                  TABLE OF CONTENTS

Heading                                                                                                   Page
                                           PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

Item 2.      Management's Discussion and Analysis or Results of Operations............................      9

Item 3.      Controls and Procedures..................................................................     10


                                             PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     11

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds..............................     11

Item 3.      Defaults Upon Senior Securities..........................................................     11

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     11

Item 5.      Other Information........................................................................     11

Item 6.      Exhibits.................................................................................     11

             Signatures...............................................................................     12


                                     PART I

Item 1.       Financial Statements
              --------------------

     The accompanying unaudited balance sheet of Calypso Financial Services, Inc. at March 31, 2007 and December 31, 2006 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2007 and 2006 and the period from July 27, 1999 (date of inception) to March 31, 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007 or any other subsequent period.









                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2007 and December 31, 2006

                                      -3-

                                    CALYPSO FINANCIAL SERVICES, INC
                                     (A Development Stage Company)
                                            Balance Sheets



                                               ASSETS
                                               ------

                                                                             March 31,    December 31,
                                                                               2007          2006
                                                                           -----------    -----------
                                                                           (Unaudited)

CURRENT ASSETS

        Cash                                                               $      --      $      --
                                                                           -----------    -----------

                 Total Current Assets                                             --             --
                                                                           -----------    -----------

                 TOTAL ASSETS                                              $      --      $      --
                                                                           ===========    ===========



                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

        Accounts payable                                                   $     1,750    $     1,600
        Due to stockholder                                                      23,691         22,341
        Accrued interest - stockholder                                           2,991          2,531
                                                                           -----------    -----------

                 Total Current Liabilities                                      28,432         26,472
                                                                           -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)

        Common stock;20,000,000 shares authorized,
          at $0.00001 par value, 1,500,000 shares issued
          and outstanding                                                           15             15
        Additional paid-in capital                                               3,735          2,985
        Deficit accumulated during the development stage                       (32,182)       (29,472)
                                                                           -----------    -----------

                 Total Stockholders' Equity (Deficit)                          (28,432)       (26,472)
                                                                           -----------    -----------

                 TOTAL LIABILITIES AND STOCKHOLDERS'
                   EQUITY (DEFICIT)                                        $      --      $      --
                                                                           ===========    ===========



              The accompanying notes are an integral part of these financial statements.

                                             -4-

                    CALYPSO FINANCIAL SERVICES, INC
                     (A Development Stage Company)
                  Statements ofOperations (Unaudited)



                                                                     From
                                                                 Inception on
                                            For the Three          July 27,
                                            Months Ended         1999 Through
                                              March 31,           March 31,
                                    -------------------------    -----------
                                       2007          2006            2007
                                   -----------    -----------    -----------


REVENUES                           $      --      $      --      $      --

EXPENSES

      General and Administrative         2,250          1,234         29,192
                                   -----------    -----------    -----------

            Total Expenses               2,250          1,234         29,192
                                   -----------    -----------    -----------


LOSS FROM OPERATIONS                    (2,250)        (1,234)       (29,192)
                                   -----------    -----------    -----------


OTHER EXPENSES

      Interest Expense                    (460)          (321)        (2,990)
                                   -----------    -----------    -----------

            Total Other Expenses          (460)          (321)        (2,990)
                                   -----------    -----------    -----------


NET LOSS                           $    (2,710)   $    (1,555)   $   (32,182)
                                   ===========    ===========    ===========


BASIC LOSS PER SHARE               $     (0.00)   $     (0.00)
                                   ===========    ===========


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING               1,500,000      1,500,000
                                   ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                                       -5-


                                      CALYPSO FINANCIAL SERVICES, INC.
                                        (A Development Stage Company)
                                    Statements of Cash Flows (Unaudited)


                                                                                                   From
                                                                         For the Three         Inception on
                                                                          Months Ended           July 27,
                                                                           March 31,           1999 Through
                                                                 --------------------------     March 31,
                                                                    2006            2005           2006
                                                                 -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                  $    (2,710)   $    (1,555)   $   (32,182)
       Adjustments to reconcile net loss to
         net cash used by operating activities:
                Services contributed by shareholders                     750            500          3,250
       Changes in operating assets and liabilities:
                Increase in accounts payable                             150             75          1,750
                Increase in account payable - shareholder              1,810            980         28,682
                                                                 -----------    -----------    -----------

                         Net Cash Used by Operating Activities          --             --             (500)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                    --             --             --
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES

                Sale of common stock                                    --             --              500

                                                                 -----------    -----------    -----------

                         Net Cash Provided by Operating
                           Activities                                   --             --              500
                                                                 -----------    -----------    -----------

                NET DECREASE IN CASH                                    --             --             --

                CASH AT BEGINNING OF PERIOD                             --             --             --
                                                                 -----------    -----------    -----------

                CASH AT END OF PERIOD                            $      --      $      --      $      --
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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements




NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

     We incurred a loss of $2,250 during the three month period ended March 31, 2007 compared to a $1,555 loss during the three month period ended March 31, 2006. The first quarter 2007 loss was due primarily to professional fees paid for the preparation and filing with the SEC of periodic and annual reports during the quarter.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

     During the three months ended March 31, 2007, our expenses were paid by a shareholder. At March 31, 2007 we had a payable to a shareholder, including accrued interest, totaling $26,682. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

     If we need to raise capital, most likely the only method available to us would be the private sale of our securities. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

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

Forward-Looking and Cautionary Statements

     This report  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.

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

Item 3.       Controls and Procedures.

     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

     Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of March 31, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

     This Item is not applicable.

Item 6.       Exhibits

     (a) Exhibits:

Exhibit 31.1 Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         No report on Form 8-K was filed during the three month period ended March 31, 2007.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CALYPSO FINANCIAL SERVICES, INC.



Date:  May 14, 2007                 By:  /S/   EDWARD F. COWLE
                                       -----------------------------------------
                                             Edward F. Cowle
                                             President, C.E.O. and Director
                                             (Principal Accounting Officer)