Form 10QSB
period 2007-06-30
CALYPSO FINANCIAL SERVICES INC
filed 2007-08-08
CIK 1098881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        Commission File Number 000-31199

                        CALYPSO FINANCIAL SERVICES, INC.
                        --------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding as of July 20, 2007
-------------------------------                  -------------------------------
Common Stock, $.00001 par value                              1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]


                                                  TABLE OF CONTENTS

Heading                                                                                        Page
-------                                                                                        ----
                                           PART  I.  FINANCIAL INFORMATION
Item 1.      Financial Statements..........................................................      3

Item 2.      Management's Discussion and Analysis or Results of Operations.................      8

Item 3.      Controls and Procedures.......................................................      9


                                             PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.............................................................     10

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds...................     10

Item 3.      Defaults Upon Senior Securities...............................................     10

Item 4.      Submission of Matters to a Vote of Securities Holders.........................     10

Item 5.      Other Information.............................................................     10

Item 6.      Exhibits......................................................................     10

             Signatures....................................................................     11

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheet of Calypso Financial Services, Inc. at June 30, 2007 and December 31, 2006 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the six months ended June 30, 2007 and 2006 and the period from July 27, 1999 (date of inception) to June 30, 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007 or any other subsequent period.









                        CALYPSO FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2007 and December 31, 2006


                                CALYPSO FINANCIAL SERVICES, INC
                                 (A Development Stage Company)
                                        Balance Sheets



                                     ASSETS
                                     ------
                                                                 June 30,     December 31,
                                                                   2007          2006
                                                               -----------    -----------
                                                               (Unaudited)

CURRENT ASSETS
      Cash                                                    $      --      $      --
                                                              -----------    -----------

             Total Current Assets                                    --             --
                                                              -----------    -----------

             TOTAL ASSETS                                     $      --      $      --
                                                              ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------

      Accounts payable                                        $     1,385    $     1,600
      Due to stockholder                                           25,941         22,341
      Accrued interest - stockholder                                3,487          2,531
                                                              -----------    -----------

             Total Current Liabilities                             30,813         26,472
                                                              -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock;20,000,000 shares authorized,
        at $0.00001 par value, 1,500,000 shares issued
        and outstanding                                                15             15
      Additional paid-in capital                                    4,985          2,985
      Deficit accumulated during the development stage            (35,813)       (29,472)
                                                              -----------    -----------

             Total Stockholders' Equity (Deficit)                 (30,813)       (26,472)
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                            $      --      $      --
                                                              ===========    ===========


                         CALYPSO FINANCIAL SERVICES, INC
                          (A Development Stage Company)
                      Statements ofOperations (Unaudited)

                                                                                           From
                                  For the Three                  For the Six           Inception on
                                  Months Ended                  Months Ended             July 27,
                                    June 30,                      June 30,             1999 Through
                           --------------------------    --------------------------      June 30,
                               2007           2006           2007           2006           2007
                           -----------    -----------    -----------    -----------    -----------

REVENUES                   $      --      $      --      $      --      $      --      $      --

EXPENSES

     General and
       Administrative            3,135          2,575          5,385          3,809         32,327
                           -----------    -----------    -----------    -----------    -----------

          Total Expenses         3,135          2,575          5,385          3,809         32,327
                           -----------    -----------    -----------    -----------    -----------


LOSS FROM
  OPERATIONS                    (3,135)        (2,575)        (5,385)        (3,809)       (32,327)
                           -----------    -----------    -----------    -----------    -----------


OTHER EXPENSES

     Interest Expense             (496)          (345)          (956)          (666)        (3,486)
                           -----------    -----------    -----------    -----------    -----------

          Total Other
            Expenses              (496)          (345)          (956)          (666)        (3,486)
                           -----------    -----------    -----------    -----------    -----------


NET LOSS                   $    (3,631)   $    (2,920)   $    (6,341)   $    (4,475)   $   (35,813)
                           ===========    ===========    ===========    ===========    ===========


BASIC LOSS
  PER SHARE                $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                           ===========    ===========    ===========    ===========


WEIGHTED AVERAGE
  NUMBER OF SHARES
 OUTSTANDING                 1,500,000      1,500,000      1,500,000      1,500,000
                           ===========    ===========    ===========    ===========



          The accompanying notes are an integral part of these financial statements.




                                  CALYPSO FINANCIAL SERVICES, INC.
                                    (A Development Stage Company)
                                 Statements of Cash Flows (Unaudited)

                                                                                             From
                                                                                         Inception on
                                                                  For the Six              July 27,
                                                                  Months Ended           1999 Through
                                                                    June 30,               June 30,
                                                           --------------------------    -----------
                                                              2007           2006           2007
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                             $    (6,341)   $    (4,475)   $   (35,813)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
             Services contributed by shareholders                2,000          1,000          4,500
      Changes in operating assets and liabilities:
             Increase in accounts payable                         (215)           460          1,385
             Increase in account payable - shareholder           4,556          3,015         29,428
                                                           -----------    -----------    -----------

                   Net Cash Used by Operating Activities          --             --             (500)
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                              --             --             --
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES

             Sale of common stock                                 --             --              500
                                                           -----------    -----------    -----------

                   Net Cash Provided by Operating
                     Activities                                   --             --              500
                                                           -----------    -----------    -----------

             NET DECREASE IN CASH                                 --             --             --

             CASH AT BEGINNING OF PERIOD                          --             --             --
                                                           -----------    -----------    -----------

             CASH AT END OF PERIOD                         $      --      $      --      $      --
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

                        CALYPSO FINANCIAL SERVICES, INC.
                        (A Development Stage Company)NC.
        (A Development Stage Company)NC.Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

         We are considered a development stage company with no assets or capital and with no material operations or income. The costs and expenses associated with the preparation and filing of this report and other reports and our registration statement in 2000 have been paid for by advances from shareholders. We anticipate needing only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

         We incurred a loss of $3,631 during the three month period ended June 30, 2007 compared to a $2,920 loss during the three month period ended June 30, 2006. We also incurred a loss of $6,341 for the six month period ended June 30, 2007 compared to a $4,475 loss for the six month period ended June 30, 2006. The increased losses for the second quarter and first half of 2007 are attributed to increased professional fees, particularly legal and accounting costs, related to the preparation and filing of periodic reports with the SEC.

         In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management wll evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

         During the six months ended June 30, 2007, our expenses were paid by a shareholder. At June 30, 2007 we had a payable to a shareholder, including accrued interest, totaling $29,428. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

     Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of June 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

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

         (b) Reports on Form 8-K

         No report on Form 8-K was filed during the three month period ended June 30, 2007.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CALYPSO FINANCIAL SERVICES, INC.


Date:  August 7, 2007                  By:  /S/   Edward F. Cowle
                                          --------------------------------------
                                               Edward F. Cowle

                                          President, C.E.O. and Director
                                          (Principal Accounting Officer)