Form 10QSB
period 2007-09-30
CALYPSO FINANCIAL SERVICES INC
filed 2007-11-14
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-31199

CALYPSO FINANCIAL SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0638338
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YesX No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 31, 2007

Common Stock, $.00001 par value	1,500,000

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No [ X ]

TABLE OF CONTENTS

Heading	Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis or Results of Operations	8

Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Securities Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures	12

PART I

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Calypso Financial Services, Inc. at September 30, 2007 and December 31, 2006 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2007 and 2006 and the period from July 27, 1999 (date of inception) to September 30, 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007 or any other subsequent period.

CALYPSO FINANCIAL SERVICES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2007 and December 31, 2006

[

CALYPSO FINANCIAL SERVICES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,885	$1,600
Due to stockholder	27,861	22,341
Accrued interest - stockholder	4,054	2,531

Total Current Liabilities	33,800	26,472

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 1,500,000 shares issued
and outstanding	15	15
Additional paid-in capital	5,485	2,985
Deficit accumulated during the development stage	(39,300)	(29,472)

Total Stockholders' Equity (Deficit)	(33,800)	(26,472)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

                                                                                      4

CALYPSO FINANCIAL SERVICES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
					July 27,
	For the Three Months Ended		For the Nine Months Ended		1999 Through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and
administrative	2,920	2,499	8,305	6,308	35,247

Total Expenses	2,920	2,499	8,305	6,308	35,247

LOSS FROM OPERATIONS	(2,920)	(2,499)	(8,305)	(6,308)	(35,247)

OTHER EXPENSES

Interest expense	(567)	(380)	(1,523)	(1,047)	(4,053)

Total Other Expenses	(567)	(380)	(1,523)	(1,047)	(4,053)

NET LOSS	$(3,487)	$(2,879)	$(9,828)	$(7,355)	$(39,300)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements
5

CALYPSO FINANCIAL SERVICES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)
Deficit
Accumulated
			Additional	Stock	During the
	Common Stock		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage

Balance at inception on July 27, 1999	-	$-	$-	$-	$-

Common stock issued for cash on
September 8, 1999 at $0.0003 per share	1,500,000	15	485	(500)	-

Net loss from inception on July 27, 1999
through December 31, 1999	-	-	-	-	-

Balance, December 31, 1999	1,500,000	15	485	(500)	-

Net loss for the year ended
December 31, 2000	-	-	-	-	-

Balance, December 31, 2000	1,500,000	15	485	(500)	-

Cash received on stock	-	-	-	500	-
subscription receivable

Net loss for the year ended
December 31, 2001	-	-	-	-	(904)

Balance, December 31, 2001	1,500,000	15	485	-	(904)

Net loss for the period from
January 1, 2002 through
December 31, 2004	-	-	-	-	(8,473)

Balance, December 31, 2004	1,500,000	15	485	-	(9,377)

Services contributed by shareholders	-	-	500	-	-

Net loss for the year ended
December 31, 2005	-	-	-	-	(8,778)

Balance, December 31, 2005	1,500,000	15	985	-	(18,155)

Services contributed by shareholders	-	-	2,000	-	-

Net loss for the year ended
December 31, 2006	-	-	-	-	(11,317)

Balance, December 31, 2006	1,500,000	15	2,985	-	(29,472)

Services contributed by shareholders	-	-	2,500	-	-

Net loss for the nine months
ended September 30, 2007	-	-	-	-	(9,828)

Balance, September 30, 2007	1,500,000	$15	$5,485	$-	$(39,300)

The accompanying notes are an integral part of these financial statements.
6

CALYPSO FINANCIAL SERVICES, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From
			Inception on
			July 27,
	For the Nine Months Ended		1999 Through
	September 30,		September 30,
	2007	2006	2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(9,828)	$(7,355)	$(39,300)
Adjustments to reconcile net loss to net cash
used by operating activities:
Services contributed by shareholders	2,500	1,500	5,000
Changes in operating assets and liabilities:
Increase in accounts payable	285	630	1,885
Increase in due to stockholder	7,043	5,225	31,915

Net Cash Used by
Operating Activities	-	-	(500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	-	-	500

Net Cash Provided by
Financing Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.
7

Item 2.	Management's Discussion and Analysis or Plan of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

We are considered a development stage company with no assets or capital and with no material operations or income. The costs and expenses associated with the preparation and filing of this report and other reports and our registration statement in 2000 have been paid for by advances from shareholders. We anticipate needing only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to finalize an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Recent Events

On October 12, 2007, we finalized an agreement to acquire Media Depot, Inc., a Nevada corporation doing business in Montoursville, Pennsylvania (“Media Depot”). The acquisition will be facilitated by merging our newly created, wholly-owned subsidiary, Calypso Acquisitions, Inc., with and into Media Depot with Media Depot being the surviving entity. As a result of the transaction, Media Depot will become our wholly-owned subsidiary.

We currently have issued and outstanding 1.5 million shares of common stock. Under the terms of the agreement and as consideration for the acquisition, current holders of Media Depot common stock will receive an aggregate of 3.5 million shares of authorized, but previously unissued Calypso common stock. These shares will represent approximately 70% of our total outstanding shares following the transaction. We will also reserve an additional 5.0 million shares of our authorized but unissued common stock for possible future issuance in connection with potential acquisitions of other businesses, entities or assets related to the business of Media Depot. However, there is no present commitment or definitive agreement to issue any of these shares and no assurances can be given that any future acquisitions will be finalized.

On October 12, 2007, our board of directors approved the execution of the agreement with Media Depot. The board also approved a proposal to take all necessary and appropriate actions to change our corporate domicile from Delaware to Nevada and to change our corporate name to Calypso Media Services Group, Inc.

We are preparing an information statement to be filed with the SEC and subsequently delivered to our stockholders that will describe in greater detail the Media Depot acquisition. We anticipate the acquisition to be finalized on or about December 15, 2007. Following the merger transaction, we will become engaged, through new our subsidiary, in the current business of Media Depot that offers a full line of advertising services to manufacturers, distributors and dealers across the United States and Canada. Media Depot specializes in co-op advertising and offers services ranging from buying and planning media in radio, TV, cable, print or outdoor advertising, to creating print ads and producing electronic commercials.

Results of Operations

We incurred a loss of $3,487 during the three month period ended September 30, 2007 compared to a $2,879 loss during the three month period ended September 30, 2006. We also incurred a loss of $9,828 for the nine month period ended September 30, 2007 compared to a $7,355 loss for the nine month period ended September 30, 2006. The increased losses for the third quarter and first nine months of 2007 are attributed to increased professional fees, particularly legal and accounting costs, related to the preparation and filing of periodic reports with the SEC.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, our expenses were paid by a shareholder. At September 30, 2007 we had a payable to a shareholder, including accrued interest, totaling $31,915. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

Plan of Operation

On October 12, 2007, we entered into an agreement to acquire Media Depot, Inc. The transaction is subject to certain conditions prior to closing. In the event we do not finalize the acquisition of Media Depot, during the next 12 months, we will actively seek out and investigate other possible business opportunities with the intent to acquire or merge with one or more business ventures. We do not intend to limit our search to any particular industry or type of business.

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

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and until an acquisition can be finalized.

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

When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●-	whether we will successfully complete the acquisition of Media Depot;
●	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
●	uncertainties following any successful acquisition or merger related to the future rate of growth of our business and acceptance of our products and/or services;
●	volatility of the stock market, particularly within the technology sector; and
●	general economic conditions.

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

Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of September 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

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

On October 15, 2007, we filed a Current Report on Form 8-K reporting under Item 101 the execution of the agreement and plan of merger whereby we intend to acquire Media Depot, Inc.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 2007                                  /s/ Edward F. Cowle

                                                           Edward F.  Cowle

                                                                                President, CEO and Director

                                                                               (Principal Accounting Officer)