Form 10KSB
period 2007-12-31
CALYPSO MEDIA SERVICES GROUP, INC
filed 2008-03-31
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number: 000-31199

CALYPSO MEDIA SERVICES GROUP, INC.

(Name of small business issuer in its charter)

Nevada	87-0638338
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12 North Washington Street, Montoursville, Pennsylvania 17754

(Address of principal executive offices) (Zip Code)

Issuer's telephone no.: (570) 368-7633

Securities registered pursuant to Section 12(b) of the Exchange Act:	None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the issuer's revenues for its most recent fiscal year. $ 3,617,047

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ -0-

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 21, 2008

Common Stock, Par Value
$0.00001 par value	5,000,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

Transitional Small Business Disclosure Format.	Yes [	]	No [ X ]

CALYPSO MEDIA SERVICES GROUP, INC.

TABLE OF CONTENTS

Page

PART I

Item 1.	Description of Business	3

Item 2.	Description of Property	12

Item 3.	Legal Proceedings	12

Item 4.	Submission of Matter to a Vote of Security Holders	12

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	12

Item 6.	Management's Discussion and Analysis or Plan of Operation	14

Item 7.	Financial Statements	16

Item 8.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	16

Item 8A(T).	Controls and Procedures	16

Item 8B	Other Information	17

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Corporate Governance; Compliance with Section 16(a) of the Exchange Act	16

Item 10.	Executive Compensation	19

Item 11.	Security Ownership of Certain Beneficial Owners and Management	20

Item 12.	Certain Relationships and Related Transactions and Director Independence	21

Item 13.	Exhibits	21

Item 14.	Principal Accountant Fees and Services	22

Signatures	23

PART I

Item 1.	Description of Business

History

We incorporated on July 27, 1999 in the State of Delaware as Calypso Financial Services, Inc. Our original purpose was to actively seek potential operating businesses and/or business opportunities, with the intent to acquire or merge with such businesses. Following our organization, we issued a total of 1.5 million shares of its common stock.

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

On December 31, 2007, we completed the acquisition of Media Depot, Inc., a Nevada corporation, changed our corporate domicile to the State of Nevada and changed our name to Calypso Media Services Group, Inc.

Our principal executive offices are located at 12 North Washington Street, Montoursville, Pennsylvania 17754, telephone number (570) 368-7633. We also maintains a satellite office in Lonoke, Arkansas, telephone number, (501) 676-0233. Our website can be accessed at www.CalypsoAdvertising dot.com.

Current Business

Following the Media Depot acquisition, we became engaged in offering a full line of advertising services to manufacturers, distributors and dealers across the United States and Canada. Media Depot is a national agency that specializes in co-op advertising and offers an array of services ranging from buying and planning media in radio, TV, cable, print or outdoor advertising, to creating print ads and producing electronic commercials. Media Depot was founded in March 2005 by combining Media Max, a privately held corporation, and Media Depot. Media Max has been operating since 1998. Both companies offer a full line of advertising services to manufacturers, distributors and dealers. In August 2007, Media Depot acquired all of Media Max’s assets, properties, goods, inventories, contracts and other intangible assets. Media Max remains a subsidiary of Media Depot. Unless otherwise indicated, references herein to Media Depot will include Media Max as its subsidiary.

Our primary business strategy is to offer quality advertising services at a reduced cost to our clients. Most agencies bill clients for creative expense, however Media Depot provides these services at no cost, which we consider a primary selling tool when soliciting clients. In seeking prospective clients, we first identify targeted manufacturer clients, establish corporate relationships that lead to distributors/dealers, and then implement ad campaigns for segmented client groups. Our target markets are manufacturers that use a co-op advertising strategy with their distributor/dealer network. Media Depot offers a cohesive ad campaign for the manufacturer as well as advertising buying power for the distributor/dealer that they otherwise would not have. Media Depot aggressively negotiates rates for the benefit of clients resulting in increased exposure for the client’s advertising campaign.

Media Depot also offers, through an arrangement with Rovion, “InPerson Moving Media,” a unique way to deliver video characters on a web site with a personalize message to anyone who visits that website. This product runs video clips of actors, spokespersons or company representatives that draw a visual connection with customers visiting web sites. We allows a client’s web site the opportunity to get personal by delivering content in a way that truly speaks to their customers.

Media Depot is familiar with many local and regional markets in the United States. Its media buyers have in the aggregate over 30 years of experience in the advertising arena. Media Depot offers an array of services as outlined below:

Media & Marketing
●	Media buying & planning
●	Radio
●	Network TV
●	Cable
●	Newspaper
●	Magazine
●	Direct mail
●	Outdoor
●	Market research
●	Co-Op management
Graphic Design
●	Logo design
●	Point of purchase
●	Display design
●	Outdoor advertising
●	Printed materials
●	Newspaper ads
●	Magazine ads
●	Business cards
●	Door hangers
●	Direct mail
●	Brochures
●	Postcards
●	Inserts
Video
●	Television scripts
●	Television storyboards
●	Television production
Radio
●	Radio scripts
●	Professional voices
●	Radio production
Interactive Media
●	Web site consulting
●	Web site design
●	Custom graphics
●	Web Hosting

There are certain costs directly attributable to each advertising campaign. These costs represent approximately 10% of a campaign's budget and include creative, planning and verification of ads placed. Most agencies bill clients for creative expense, but Media Depot provides creative services at no cost and considers this a primary selling tool when soliciting clients.

Our overall strategy is to first identify targeted manufacturer clients, establish corporate relationships that lead to distributors/dealers, and then implement ad campaigns for segmented client groups that benefit from pricing leverage. Our target markets are manufacturers that utilize a Co-Op advertising strategy with their distributor/dealer network. We offer a cohesive ad campaign for the manufacturer as well as advertising buying power for the distributor/dealer that they otherwise would not have.

A typical advertising agency generates a 15% agency fee and does not generally negotiate rates for the benefit of the client. Media Depot compares rate card cost with the client's past invoices, reviews circulation/subscriber numbers, and then contacts the media offering what Media Depot’s buyers feel is a competitive price for the client's ads. We aggressively negotiate rates for the benefit of the client resulting in increased exposure for the client’s advertising campaign. Because we are not necessarily tied to a particular media, the media bids for the customer's advertising budgets.

Services

Media Depot is a full service advertising agency offering media planning and placement for clients throughout the United States and Canada. We specialize in Co-Op advertising campaigns for manufacturers and dealers.

We aggressively negotiate media rates that deliver more ads per dollar spent providing a competitive advantage for clients that the typical agency does not provide. We also handles all aspects of creating, buying and planning media in radio, TV, cable, print and outdoor advertising.

Through an agreement with Rovion, we also offer “InPerson Moving Media,” a unique way to deliver video characters on web sites with a personalize message to anyone who visits a website. This product runs video clips of actors, spokespeople or company representatives, that can draw a visual connection with customers visiting web sites. Learning what a company does online is no longer about reading content, but about viewing and listening. Moving Media, allows a client’s web site the chance to get personal by delivering their content in a way that truly speaks to their customers.

Trademarks and Copyrights

We do not typically own trademarks or copyrights on properties on which our services and products are based. These rights are owned or controlled by the creator of the property or by the entity which licenses its intellectual property rights, such as a motion picture or television producer.

Markets and Competition

Media Depot operates in a highly competitive marketplace. Principal competitors include Interpublic Group, Catalina Marketing Group, Omnicom Group Inc. and other local and national advertising agencies. We must also compete with various local companies in each regional market. We believe the principal competitive factors affecting Media Depot’s business are the development of client marketing and promotional strategies, unique consumer insights, creative execution, license selection, price and service quality. We must compete with companies that have far more extensive sales and development staffs and significantly greater financial resources.

Management believes that we are competitive in our offered services and the marketing and promotional strategies we develop. We also use bulk buying of advertising time and space so that we can offer reduced rates to clients. Further, by not charging for creative expenses, additional savings are passed onto clients. We believe that the Moving Media product is unique to the marketplace and gives us an advantage when competing for on-line advertising business.

Creative Expertise

Some Media Depot clients will require that we provide certain creative services to produce ads. Media Depot employs experienced graphic design persons to create ads for the required media as a client demands. We also employ creative writing and in-house production personnel as needed.

Government Regulation

Our business may be subject to certain government regulations and agencies, such as truth in advertising and legal disclaimers for certain advertisements, in addition to certain consumer advocacy groups.

Employees

Media Depot presently has 11 full time employees, three part-time employees and one consultant. We anticipate that during the next 12 months, we will add approximately 13 employees, including a chief operating officer. Media Depot’s employees are not members of any union, nor have they entered into any collective bargaining agreements, nor is it anticipated in the near future. We believe that our relationship with employees is good.

Facilities

Media Depot maintains its principal offices at 12 North Washington Street, Montoursville, Pennsylvania, which consists of 4,000 sq. ft. of office space. The offices are leased from the Hoff Family Limited Partnership that is controlled by Rose Hoff, the wife of Matthew Hoff, a principal stockholder. Lease payments are $1,500 per month and renews monthly.

We also maintain a satellite office in Lonoke, Arkansas, which consists of 2,000 sq. ft. of office space. The offices are leased for $916 per month and renews monthly. The facilities are owned by the J.S. Parnell Trust, of which our C.E.O. Michael D. Parnell is trustee.

Employee Stock Plan

Media Depot has adopted an employee stock plan whereby nine employees will receive an aggregate of 120,000 shares of Calypso common stock. An aggregate of 180,000 shares may be issued under the plan. All of the shares to be issued will remain in trust and ownership of the shares shall not vest with the individual employee and considered outstanding until the certain employment criteria have been met. Each employee must execute an employment agreement with Media Depot and continuously remain an employee for the time period indicated below.

Time Period	Percent of Shares Vested
12 months from the date employment agreement is signed	25%
24 months from the date employment agreement is signed	25%
36 months from the date employment agreement is signed	25%
48 months from the date employment agreement is signed	25%

Upon an employee fulfilling each time period of employment, we will deliver to the employee a stock certificate for that number of shares of Calypso common stock indicated above. In the event an employee does not enter into an employment agreement or fails to fulfill any of the applicable time periods of employment, those shares of common stock not so earned by and vested with the employee will be delivered to us and canceled.

None of the shares issued under the plan will be registered under the Securities Act. The shares are being issued pursuant to an exemption from registration under the Securities Act and are deemed restricted securities. Certificates representing the shares will bear an appropriate restrictive legend and may not be offered for sale, sold or otherwise transferred except pursuant to a registration statement under the Securities Act or an appropriate exemption from such registration.

Industry Segments

No information is presented as to industry segments. We are presently engaged in the principal business of offering a full line of advertising services through our national advertising agency. Reference is made to the statements of operations contained in the financial statements included herewith for a statement of our revenues and operating loss for the past two fiscal years.

Risk Factors

You should carefully consider the risks and uncertainties described below and other information in this report. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results, would likely suffer. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results.

Risks Relating to Our Business

The success of our future operations depends on Media Depot’s ability to generate revenues from new and existing clients that may be subject to many factors.

Media Depot, together with its subsidiary Media Max, have operated since 1998 and reported a net profit in the past two years. The ability for us to generate profits in the future depends on many factors, including the following:

●	Our ability to maintain Media Depot’s current client base and to secure new clients in the future;

●	the ability to develop new advertising marketing strategies to offer existing and future clients;

●	our ability to compete with existing and new entities that offer the same or similar services and products as Media Depot;

●	the costs of maintaining and expanding operations; and

●	our ability to attract and retain a qualified work force.

We cannot assure you that we will achieve or maintain any of the foregoing factors or realize profitable operations in future.

Future operating results are difficult to predict.

We may experience significant quarter-to-quarter fluctuations in revenues and net income (loss). The advertising business tends to include larger promotions in the summer and during the winter holiday season. Advertising budgets for existing and new clients vary year-to-year, influencing their advertising schedules. Thus, we believe that quarter-to-quarter comparisons of historical operating results will not be a good indication of future performance. It is likely that in some future quarter, operating results may fall below the expectations of securities analysts and investors, which could have negative impact on the price of our common stock.

Media Depot relies on the continued development of new and competitive promotional programs and advertising campaigns.

A significant portion of Media Depot’s revenues come from promotional programs and advertising campaigns it develop for its clients. We must continually develop and market new and competitive promotional programs and advertising campaigns that will be competitive with other companies offering the same or similar services and products. There can be no assurance that Media Depot or its clients will be able to secure necessary licenses for additional entertainment properties on which to base promotional programs or that, if secured, such licenses will result in successful campaigns.

If some Media Depot clients experience financial distress, their weakened financial position could negatively affect our own financial position and results.

Media Depot has a diverse client base and, at any given time, one or more clients may experience financial distress, file for bankruptcy protection or go out of business. If a client with whom Media Depot does a substantial amount of business experiences financial difficulty, it could delay or jeopardize the collection of accounts receivable, result in significant reductions in services provided by us and may have a material adverse effect on our financial position, results of operations and liquidity.

Media Depot receives approximately 28% of its revenue from its three largest clients and the loss of one or more of these clients could adversely impact results of operations and financial condition.

Media Depot clients generally are able to reduce advertising and marketing spending or cancel projects at any time for any reason. It is possible that clients could reduce spending in comparison with historical patterns, or they could reduce future spending. Media Depot’s three largest clients account for approximately 28% of its total revenues. A significant reduction in advertising and marketing spending by its largest clients, or the loss of one or more of these clients, if not replaced by new client accounts or an increase in business from existing clients, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

Our business may be vulnerable to potential lawsuits regarding ad content or system failure.

Because Media Depot facilitates the placement of advertisements in print and/or on-line publications, potential claims may be asserted for negligence, defamation or personal injury, or for reasons based on other theories, due to the nature of the advertisements’ content. Current technology does not contemplate the review of classified ad content processed on websites for libelous or other statements that might give rise to possible liability. This role has been fulfilled historically by each publication and we expect the publications will continue to monitor their ads. Although we anticipate obtaining general and professional liability insurance, such coverage may not cover potential claims or may not be adequate to indemnify us fully. Any imposition of liability or legal defense expenses that are not covered by insurance or that are in excess of our insurance coverage could place a strain on our available cash resources, could seriously jeopardize the success of our business plan and could materially and adversely affect our financial position, results of operations and cash flows.

The advertising industry is highly competitive and if we are unable to compete successfully, our results of operations could be negatively and severely affected.

The advertising and media industry is highly competitive and marked by several competitors of various size and resources. A significant capital base is not necessarily required to enter into the business making it relatively easy for new competitors to enter the market. Our principal competitors and potential competitors include Interpublic Group, Catalina Marketing Group, Omnicom Group Inc. and other local and national advertising agencies. Our services must compete with other agencies and providers of creative or media services in order to maintain existing client relationships and to win new clients. A client’s perception of the quality of our creative work, our reputation and the reputations of the agencies with which we work, are important factors in determining our competitive position. An agency’s ability to serve clients, particularly large international clients, on a broad geographic basis is also an important competitive consideration. Because an agency’s principal asset is its people, freedom of entry into the business is almost unlimited and a small agency is, on occasion, able to take all or some portion of a client’s account from a much larger competitor. Many existing and potential competitors have greater financial resources, larger market share, and larger production and creative capability, which may enable them to establish a stronger competitive position than we have. If we fail to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

If we fail to keep up with changes affecting marketing trends, technology and the markets that we serve, we will become less competitive that would adversely affect future financial performance.

In order to remain competitive we must respond on a timely and cost-efficient basis to changes in advertising and marketing trends, technology, industry standards and procedures and customer preferences. We need to continuously develop new strategies, advertising and marketing campaigns, technologies and services to address new developments in advertising. In some cases these changes may be significant and the cost to comply with these changes substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting to changes may have a material and adverse effect on our operating results.

Our future success depends on retaining Media Depot’s existing key employees and hiring and assimilating new key employees.

In order to achieve success, we must retain Media Depot’s key employees, including its executive officers, creative staff and research and media personnel, and be able to attract new personnel as needed. Although we currently have employment agreements with two executive officers, each executive may be able to terminate his agreement at any time. Presently, no other employment contracts exist. Our ability to attract and retain key personnel is influenced by a variety of factors, including compensation we pay, which could be adversely affected by our financial or market performance. It would be difficult for us to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

Government regulations and consumer advocates may limit the scope of the content of our services, which could affect our ability to meet clients’ needs.

Government agencies and consumer advocacy groups may, directly or indirectly from time to time, affect or attempt to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, whether through regulations or other governmental actions. There has been an increasing tendency on the part of advertisers and consumer groups to challenge advertising through legislation, regulation, the courts or otherwise. These actions may be premised on the grounds that the advertising is false and deceptive or injurious to public welfare. Any such limitations on the scope of the content of services provided could affect our ability to meet clients’ needs. In addition, there has been an increasing tendency on the part of businesses to resort to the judicial system to challenge advertising practices. We cannot assure investors in our stock that such claims by businesses or governmental agencies will not have a material adverse effect on our results of operations and financial condition in the future.

Our business could be adversely affected by negative economic developments in the advertising industry and/or the economy in general.

Media Depot depends on the perceived demand for advertising in the business community, which can be adversely affected by declines in the businesses of clients and prospective clients and/or downturns in the general economy. Accordingly, the success of our business is susceptible to downturns in not only the business of our clients, but also in the economy in general. Any significant downturn in the advertising market or in general economic conditions would likely hurt our business and operating results.

We may not be able to manage future growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth and/or possible future acquisitions could strain management and internal resources that could adversely affect financial performance. We anticipate that future growth or acquisitions could place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require attracting, training, motivating, retaining and managing new employees and continuing to update and improve operational, financial and management controls and procedures. If we do not manage growth effectively, our operations could be adversely affected resulting in slower growth and a failure to achieve or sustain profitability.

There are risks associated with possible future acquisitions.

As a term of the Media Depot acquisition, we are reserving 5.0 million shares of our common stock for use in potential future acquisitions of other businesses, entities or assets related to the Media Depot’s business. No business, asset or acquisition has currently been identified and none is anticipated in the immediate future. However, if presented with an appropriate opportunity, we may make an acquisition of one or more complementary companies or businesses. There can be no assurance that the anticipated benefits of any future acquisition will be realized. In the event we make a future acquisition, we could have difficulty in assimilating that business’ personnel and operations. In addition, key personnel of an acquired business may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract management and employees and increase expenses. Also, future acquisitions would most likely result in potentially dilutive issuances of our common stock, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel.

As a public company, we incur significant legal, accounting and other expenses that Media Depot did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming. For example, in connection with being a public company, we may have to create new board committees, implement additional internal controls and disclose controls and procedures, retain a financial printer, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports. These new rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.

Risks Relating to Ownership of Our Common Stock

There is not currently, nor has there ever been, a public trading market for our common stock

There is no current public trading market for our common stock, nor has there ever been a market. We intend to file with the SEC in the near future a registration statement under the Securities Act of 1933 to register shares held by certain selling stockholders. In connection with this registration, we will request a broker/dealer to make an initial application to the Financial Industry Regulatory Authority to have our shares quoted on the OTC Bulletin Board. Inclusion on the OTC Bulletin Board would permit price quotations for our shares to be published by that service. However, we do not anticipate a substantial public trading market in our shares in the immediate future and, any trading market that may develop, will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market.

Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTC Bulletin Board or at any other time in the future or, that if such a market does develop, that it can be sustained. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, we must keep current in our filing obligations with the SEC, including periodic and annual reports and the financial statements required thereby. In the event that we become delinquent in our filings or otherwise lose our status as a "reporting issuer," any future quotation of our shares on the OTC Bulletin Board would be jeopardized.

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

In the event that our shares are quoted in a public market, the stock price may be volatile because of factors beyond our control.

There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or other recognized trading market, or that if they are, there will be an active trading market for the shares. Accordingly, it could be difficult for holders of our common stock to liquidate their shares.

The market price of our common stock could be subject to significant fluctuations and the market price could be subject to any of the following factors:

●	Our failure to achieve and maintain profitability;

●	Changes in earnings estimates and recommendations by financial analysts;

●	Actual or anticipated variations in our quarterly and annual results of operations;

●	Changes in market valuations of similar companies;

●	Announcements by us or our competitors of significant contracts, new products or services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	The loss of significant clients or customers;

●	The loss of significant partnering relationships; and

●	General market, political and economic conditions.

In the past, following periods of extreme volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management's time and attention, which would otherwise be used to benefit our business.

Effective voting control of our company is held by directors and certain principal stockholders.

Approximately 70% of our outstanding shares of common stock are held by our directors and a small number of principal stockholders. These persons will have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with other stockholders. As a result, a relatively small number of stockholders, acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of acquisitions, mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

We do not expect to pay dividends in the foreseeable future, which could make our stock less attractive to potential investors.

We anticipate that we will retain any future earnings and other cash resources for operation and business development and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

If our shares eventually trade on the OTC Bulletin Board, transactions may be subject to certain "penny stock” regulation which could have a negative effect on the price of our shares in the public market.

Public trading of our common stock on the OTC Bulletin board may be subject to certain provisions, commonly referred to as the penny stock rules, promulgated under the Securities Exchange Act of 1934. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

●	make a special suitability determination for purchasers of penny stocks;

●	receive the purchaser's prior written consent to the transaction; and

●	deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Future sales or the potential for sale of a substantial number of shares of our common stock, could cause our market value to decline.

We currently have 5.0 million shares of common stock outstanding, a portion of which, currently held by selling stockholders, will be included in our registration statement. The shares included in the registration statement will be freely tradeable without restriction upon the effectiveness of the registration statement. A number of shares, yet to be determined, to be offered by selling stockholders will be subject to certain lock-up/leak-out agreements that restrict the number of shares a particular stockholder may sell during a designated period.

The remaining shares not included in our registration statement, are considered restricted securities and may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration. A portion of these shares will also subject to lock-up/leak-out agreements. Sales of a substantial number of these restricted shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

Forward-Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including those risks discussed in the “Risk Factors” section above. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 2.	Description of Property

We do not presently own any real property. Our principal offices are located in leased facilities located at 12 North Washington Street, Montoursville, Pennsylvania. The facilities consist of 4,000 sq. ft. of office space and are leased from a related party at the rate of $1,500 per month and renews monthly. We also lease an office in Lonoke, Arkansas, which consists of 2,000 sq. ft. of office space. The offices are leased from a related party at the rate of $916 per month and renews monthly.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which our company, or any subsidiary thereof, is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

There is not currently, nor has there ever been, a public trading market for our common stock. As of the date hereof there are approximately 50 stockholders of record of our common stock. We intend to request a broker/dealer to make an initial application to the Financial Industry Regulatory Authority to have our shares quoted on the OTC Bulletin Board. The application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934.

Inclusion on the OTC Bulletin Board will permit price quotations for our shares to be published by that service. Although we intend to request that an application to the OTC Bulletin Board be submitted, we do not anticipate a public trading market in our shares in the immediate future. Any future secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTC Bulletin Board or at any other time in the future or, that if such a market does develop, that it can be sustained.

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

Recent Issuance of Securities

Upon the closing of our acquisition of Media Depot on December 31, 2007, we issued 3.5 million shares of our authorized, but previously unissued common stock to 15 persons pursuant to the terms of the merger agreement. These shares were issued in consideration for the exchange of the recipients’ Media Depot securities and were issued pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The Nasdaq Stock Market in the foreseeable future. Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The Nasdaq Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors are subject to additional sales practice requirements. An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must receive the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

All shares of our common stock presently outstanding were issued in private transactions and not registered with the SEC. We are in the process of preparing for filing with the SEC a registration statement that will register a portion of our outstanding shares. Currently, we have not made a final determination as to the number of shares to be included in the registration statement. Any shares not included for resale registration statement are deemed to be “restricted securities” as defined by Rule 144 under the Securities Act. Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares. Rule 144 has been amended by the SEC, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

●	the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●	1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non-affiliate stockholder of a reporting company who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself. After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

An important exception to the above described availability of the amended Rule 144 is that Rule 144 is not available for either a reporting or non-reporting shell company, unless the company:

●	has ceased to be a shell company;

●	is subject to the Exchange Act reporting obligations;

●	has filed all required Exchange Act reports during the preceding twelve months; and

●	at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

Following our acquisition of Media Depot, we ceased to be a shell company. On January 4, 2008, we filed with the SEC a Form 8-K current report that included comprehensive information that reflects that we are no longer a shell company. Accordingly, our stockholders may not avail themselves to Rule 144 until January 5, 2009.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

For the years ended December 31, 2007 and 2006.

Total revenues for the year ended December 31, 2007 were $3,617,047 compared to $3,208,548 for 2005. This 14% increase is attributed to increasing advertising revenues from existing and new clients . Cost of goods sold (sales) increased 15% from $2,093,526 in 2006 to $2,410,713 in 2007, primarily attributed to the increase in sales and media costs. General and administrative expenses increased from $918,285 in 2006 to $952,658 in 2007, due to an increase in employees and related expenses. Net income for 2007 was $245,928 ($0.06 per share), a 20% increase from the net income of $205,130 ($0.06 per share) in 2006.

For the years ended December 31, 2006 and 2005.

For the year ended December 31, 2006, total revenues were $3,208,548 compared to $983,601 for 2005. The 226% increase reflects increasing advertising revenues from existing and new clients. Cost of goods sold (sales) for 2006 were $2,093,526 compared to $627,457 in 2005, a 234% increase due to increased sales and media costs. General and administrative expenses increased from $585,867 in 2005 to $918,285 in 2006, due to an increase in employees and related expenses. Net income for 2006 was $205,130 ($0.06 per share), compared to a net loss of $265,044 (-$0.08 per share) in 2006.

Liquidity and Capital Resources

At December 31, 2007, we had total current assets of $614,005, primarily in accounts receivable of $579,968 and cash of $31,539. At December 31, 2006, current assets were $723,384, primarily in accounts receivable of $670,052 and cash of $37,252. Working capital at December 31, 2007 was $497,293 compared to $257,850 at December 31, 2006 This increase in working capital is due to decreases in accounts payable and payables to stockholders. At December 31, 2007, we had total assets of $656,929 and a stockholders' equity of $540,217 compared to total assets of $762,473 and total stockholders' equity of $270,467 at December 31, 2006.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.  157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes  — an interpretation of FASB Statement No.  109,” which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. It permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings, or the amortization and impairment requirements of Statement No. 140. Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value, eliminates the necessity for entities that manage risks inherent in servicing assets and servicing liabilities with derivatives, to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Item 7.	Financial Statements

Financial statements for the fiscal years ended December 31, 2007 and 2006 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 22, 2007, we terminated Chisholm Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent certifying accountants. The termination of our relationship with Chisholm Bierwolf & Nilson was unanimously accepted by our board of directors on January 22, 2007. Also on January 22, 2007, our board of directors unanimously approved a resolution to engage Moore & Associates, Chartered, Certified Public Accountants, to become our new independent certifying accountants. Media Max, our newly acquired wholly owned subsidiary, also engages Moore & Associates, Chartered, Certified Public Accountants, as its independent certifying accountants.

Item 8A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our chief executive officer and principal accounting officer concluded that as of December 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii) accumulated and communicated to our management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Nine Mile Software is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller PublicCompanies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect, or would be likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Corporate Governance; Compliance with Section 16(a) of the Exchange Act

At the effective time of our acquisition of Media Depot on December 31, 2007, our directors and executive officers resigned in accordance with the provisions of the merger agreement. At that time, two new directors were appointed to serve on the board of directors. The following table sets forth the name, age and position of our present directors and executive officers.

Name	Age	Position
Michael D. Parnell	49	Chief Executive Officer and Director
Timothy Young	42	Director
Phyllis Park	49	Secretary

___________________________

All directors serve for one-year terms until their successors are elected or they are re-elected at the annual stockholders' meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

There is no arrangement, agreement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer. Also, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs.

The business experience of each of the persons listed above during the past five years is as follows:

Michael D. Parnell was appointed as a directors, President and Chief Executive Officer on December 31, 2007 following the acquisition of Media Depot. Mr. Parnell is a graduate of the University of Arkansas with a degree in Agricultural Economics. In 2002, Mr. Parnell joined J.I.T. Distribution as President and was responsible for marketing, licensing and branding a variety of odor control products through retail distribution chains. In 2004, Mr. Parnell joined GWA, a national advertising agency as a National Account Director, directing Co-Op advertising for 23 markets across the United States. In 2005, Mr. Parnell joined Media Depot as National Account Director and was responsible for securing new clients and maintaining existing client relationships.

Timothy Young was appointed as a director following the acquisition of Media Depot. Mr. Young is a graduate of Pepperdine University with a degree in Communications. He has worked in media sales management and revenue generation, specific to the Internet and television, for the past 15 years with afocused on revenue forecasting, sales training, and concept selling. In 2002, Mr. Young joined Time Warner Cable Inc. as Regional Vice President, responsible for over $200 million in revenue and 250 sales and marketing personnel. In 2007, Mr. Young joined Rovion Inc., a leading provider of on-line media solutions for web publishers, advertisers, media organizations and business users as President.

Phyllis Park was appointed as our corporate Secretary on January 8, 2008. Prior to joining the Company, Ms. Park handled all the accounting functions for Media Depot since its inception in 2004 including payroll, receivables and payables, costing spreadsheets and maintaining all financials records. Prior to 2004, she work in a similar position with a private company, J.I.T. Packaging, LLC, which she joined in 2001, where she was responsible for all clerical and accounting duties for the Company.

Key Personnel

Our future success depends in large part on the continued services of senior management and key personnel.  In particular, we are highly dependent on the services of Matthew J. Hoff and Michael D. Parnell. Mr. Hoff is the founder of both Media Max and Media Depot and currently serves as Business Manager. Mr. Parnell currently serves as President and Chief Executive Officer. Both Mr. Hoff and Mr. Parnell will be instrumental in the growth of the Company through acquisitions and strategic partnerships.

Except as set forth below, during the past five years, none of our officers, directors, promoters or control persons has had any of the following events occur:

●  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●  any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●  being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and

●  being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

On January 21, 2000, our current C.E.O. Michael Parnell, entered into a Judgment with the SEC against Mr. Parnell and Ammonia Hold, Inc., of which Mr. Parnell was a major stockholder and one-time President. Without admitting or denying the SEC’s allegations, Mr. Parnell and Ammonia Hold consented to the entry of a judgment permanently enjoining them from violation Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Mr. Parnell also agreed to pay a $25,000 civil penalty.

This action arose from the SEC’s allegation that Ammonia Hold and Mr. Parnell violated the registration requirements of the Securities Act in the issuance and sale of stock to a public relations firm. The SEC further alleged that Ammonia Hold and Mr. Parnell improperly reported the proceeds from the sale of stock as licensing revenues instead as an infusion of capital.

Committees of the Board of Directors

Currently we do not have any standing committees of the board of directors. Until formal committees are established, our board of directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board will also perform the functions of an audit committee until we establish a formal committee.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to these persons, and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

A written copy of the Code will be provided upon request at no charge by writing to our Principal Accounting Officer, c/o Calypso Media Services Group, Inc., 12 North Washington Street, Montoursville, Pennsylvania 17754.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2007.

Item 10.	Executive Compensation

Prior to our acquisition of Media Depot, we did not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We did not pay any salaries or other compensation to our officers, directors or employees for the years ended December 31, 2007 and 2006.

In 2006, Media Depot paid compensation of $49,000 to Matthew J. Hoff, its President and CEO, and $5,500 in 2007. Also in 2006 it paid $27,000 to Michael D. Parnell, its National Account Director, and $62,666 in 2007

Following the Media Depot acquisition, we assumed the employment agreements of Messrs. Hoff and Parnell. Each agreement is for a term of three years commencing January 1, 2007 and will be automatically renewed for an additional year, unless within 90 days prior to the expiration date either party notifies the other party of its intention not to renew.

Mr. Hoff is employed as the company’s business manager and Mr. Parnell as the Chief Executive Officer. Each employee will receive an annual salary of $72,000, which will escalate to $78,000 in year two and $85,000 in year three. Each employee is entitled to four weeks annual vacation and benefits generally extended to executive employees including health and hospitalization insurance for the employee and his family. Also, we may pay each employee an annual incentive bonus, the terms of which will be determined and approved by the board of directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 21, 2008 with respect to the beneficial ownership of our common stock, giving effect to the acquisition of Media Depot and issuance of 3.5 million shares to the Media Depot stockholders:

●	each stockholder believed to be the beneficial owner of more than 5% of our common stock;

●	by each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (i) over which the person has or shares, directly or indirectly, voting or investment power, or (ii) of which the person has a right to acquire beneficial ownership at any time within 60 days after the date of this report.

“Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. The address of each person listed below, unless otherwise indicated, is c/o Calypso Media Services Group, Inc., 12 North Washington Street, Montoursville, Pennsylvania 17754. The number of shares outstanding is 5.0 million shares.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership(1)	of Class(2)
5% Beneficial Owners:
Matthew J. Hoff	1,035,000(3)(4)	20.7%
91 Faircrest Road
Montoursville, PA 17754
Greg Welteroth	1,000,000(3)	20.0%
356 Laurens Road
Montoursville, PA 17754
Edward F. Cowle	600,000	12.0%
20 West 64th Street
New York, NY 10023
H. Deworth Williams	596,000	11.9%
19 East 200 South, Suite 1080
Salt Lake City, Utah 84111
Leonard E. Neilson	250,000(3)	5.0%
8160 South Highland Drive, Suite 104
Salt Lake City, Utah 84093
Directors and Executive Officers:
Michael D. Parnell	1,035,000(3)(5)	20.7%
c/o Media Depot, Inc.
12 North Washington Street
Montoursville, PA 17754
Timothy Young	0	0.0%

All directors and executive officers	1,035,000(3)(5)	20.7%

as a group (2 persons)

_____________________________

(1)  Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.

(2)  Percentage ownership is based on 5.0 million shares of common stock outstanding as of March 21, 2008.

(3)  These share amounts represent the number of shares issued to each respective individual following the closing of the Media Depot acquisition.

(4)	Includes 750,000 shares in the name of the Hoff Family Trust of which Rose Hoff is the trustee.

(5)  Includes 1,035,000 shares in the name of the Michael D. Parnell Living Trust, of which Mr. Parnell is the trustee.

Item 12.	Certain Relationships and Related Transactions and Director Independence.

Media Depot has entered into an acquisition agreement with two of its principals, Matthew J. Hoff and Michael D. Parnell, as an incentive to locate and acquire new businesses associated with the advertising industry. This would include, but not be limited to businesses such as advertising agencies, printing and public relations firms. The agreement provides that if Media Depot makes an acquisition through the efforts of

Messrs. Hoff and Parnell, they will be entitled to a fee of 10% of the value of the acquisition. Payment of the fee may be in cash or in shares of our common stock. We have assumed the agreement following the acquisition of Media Depot. No prospective acquisitions have been identified as of the date hereof and there can be no assurance that any acquisition will be made in the future.

Media Depot’s principal offices in Montoursville, Pennsylvania are leased from the Hoff Family Limited Partnership that is controlled by Matthew Hoff, a founder of Media Depot and a principal stockholder of Calypso. This agreement was entered into before we acquired Media Depot and has been continued following the acquisition. Lease payments are $1,500 per month and renews monthly.

Our Lonoke, Arkansas offices are leased from the J.S. Parnell Trust, of which our C.E.O. Michael D. Parnell is trustee. This agreement was entered into before we acquired Media Depot and has been continued following the acquisition. Lease payments are $916 per month and renews monthly.

Except as set forth above, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

None of the Company’s directors are deemed to be independent directors. The Company does not have a compensation, audit or nominating committee, rather those functions are carried out by the Board as a whole.

Item 13.	Exhibits

(a)	Exhibits

Exhibit No.	Exhibit Name
2.1*	Agreement and Plan of Merger with Media Depot, Inc. and Calypso Acquisitions, Inc. [Included as Appendix C to 14C Information Statement filed with SEC on December 10, 2007]
2.2*	Merger Agreement (Change of Domicile) [Included as Appendix B to 14C Information Statement filed with SEC on December 10, 2007]
3.1*	Articles of Incorporation (Nevada – change of domicile) [Included as Appendix A to 14C Information Statement filed with SEC on December 10, 2007]
3.2*	By-Laws [Filed as Exhibit to the Form 10-SB registration statement filed with SEC on July 28, 2000]
4.1*	Specimen Stock Certificate [Filed as Exhibit to the Form 10-SB registration statement filed with SEC on July 28, 2000]
10.1*	Employment Contract of Matthew J. Hoff [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
10.2*	Employment Contract of Michael D. Parnell [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
10.3*	Incentive Acquisition Agreement [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
21.1*	Subsidiaries [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

*	Previously filed as indicated.

Item 14.	Principal Accountant Fees and Services

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of anauditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2007 and 2006, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2007, were $13,400 for 2007 and $2,573 for 2006 (by our former auditors Chisholm, Bierwolf & Nilson).

Audit Related Fees

For the years ended December 31, 2007 and 2006, there were no fees billed for assurance and related services by Chisholm, Bierwolf & Nilson or Moore & Associates, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2007 and 2006, no fees were billed by Chisholm, Bierwolf & Nilson or Moore & Associates, Chartered for tax compliance, tax advice and tax planning.

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

Calypso Media Services Group, Inc.

By:/S/ MICHAEL D. PARNELL

Michael D. Parnell

Chief Executive Officer

Dated:	March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

March 28, 2008
/S/	MICHAEL D. PARNELL	Chief Executive Officer and director
Michael D. Parnell	(Principal Accounting Officer)

March 28, 2008
/S/	TIMOTHY YOUNG	Director
Timothy Young

CALYPSO MEDIA SERVICES GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Calypso Media Services Group, Inc.

We have audited the accompanying balance sheets of Calypso Media Services Group, Inc. as of December 31, 2007 and December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calypso Media Services Group, Inc. as of December 31, 2007 and December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 27, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CALYPSO MEDIA SERVICES GROUP, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
	2007	2006
CURRENT ASSETS

Cash	$31,539	$37,252
Accounts receivable, net	579,968	670,052
Prepaid expenses	2,498	16,080

Total Current Assets	614,005	723,384

FIXED ASSETS

Office equipment	25,754	25,754
Leasehold improvements	145,464	130,080
Accumulated depreciation	(128,294)	(116,745)

Total Fixed Assets	42,924	39,089

TOTAL ASSETS	$656,929	$762,473

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$54,312	$211,459
Due to stockholder	62,400	254,075

Total Current Liabilities	116,712	465,534

STOCKHOLDERS' EQUITY

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 5,000,000 and 3,500,000 shares issued and outstanding, respectively	50	35

Additional paid-in capital	19,920	22,585
Retained earnings	520,247	274,319

Total Stockholders' Equity	540,217	296,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$656,929	$762,473

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
REVENUES

Advertising revenue	$3,617,047	$3,208,548	$983,601

Total Revenue	3,617,047	3,208,548	983,601

COST OF GOODS SOLD	2,410,713	2,093,526	627,457

Gross Margin	1,206,334	1,115,022	356,144

EXPENSES

General and administrative	952,658	918,265	585,867
Depreciation expense	11,549	11,521	39,818

Total Expenses	964,207	929,786	625,685

Income (Loss) from Operations	242,127	185,236	(269,541)

OTHER INCOME (EXPENSES)

Interest income	7,661	6,279	4,497
Gain on sale of asset	-	13,615	-

Total Other Income (Expenses)	7,661	19,894	4,497

INCOME (LOSS) BEFORE INCOME TAXES	249,788	205,130	(265,044)
INCOME TAX EXPENSE	(3,860)	-	-

Net Income (Loss)	$245,928	$205,130	$(265,044)

PER SHARE DATA:

BASIC AND DILUTED INCOME
(LOSS) PER SHARE	$0.06	$0.06	$(0.08)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,250,000	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements.
F-5

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2004	3,500,000	$35	$(35,525)	$417,467	$381,977

Net loss for the year ended December 31, 2005
	-	-	-	(265,044)	(265,044)

Balance, December 31, 2005	3,500,000	35	(35,525)	152,423	116,933

Owner distribution and contribution	-	-	58,110	(83,234)	(25,124)

Net income for the year ended December 31, 2006
	-	-	-	205,130	205,130

Balance, December 31, 2006	3,500,000	35	22,585	274,319	296,939

Owner distribution	-	-	(2,650)	-	(2,650)

Recapitalization	1,500,000	15	(15)	-	-

Net income for the year ended December 31, 2007
	-	-	-	245,928	245,928

Balance, December 31, 2007	5,000,000	$50	$19,920	$520,247	$540,217

The accompanying notes are an integral part of these financial statements.
F-6

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$245,928	$205,130	$(265,044)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Depreciation and amortization	11,549	11,512	39,818
Gain on sale of assets	-	(13,615)	-
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts receivable	90,084	(454,815)	436,811
(Increase) decrease in prepaid expenses	13,582	(16,080)	-
Increase (decrease) in accounts payable	(157,147)	(26,335)	(135,565)

Net Cash Provided (Used) by
Operating Activities	203,996	(294,203)	76,020

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of assets	-	13,615	-
Purchase of fixed assets	(15,384)	(15,158)	(60,844)

Net Cash Provided (Used) By
Investing Activities	(15,384)	(1,543)	(60,844)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans	-	254,075	-
Repayment of shareholder loans	(191,675)	-	-
Shareholder distributions	(2,650)	(25,124)	-

Net Cash Provided (Used) By	(194,325)	228,951	-
Financing Activities

INCREASE (DECREASE) IN CASH	(5,713)	(66,795)	15,176

CASH AT BEGINNING OF YEAR	37,252	104,047	88,871

CASH AT END OF YEAR	$31,539	$37,252	$104,047

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Financing Activities:
None	$-	$-	$-

The accompanying notes are an integral part of these financial statements.
F-7

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 1 - NATURE OF ORGANIZATION

a. Organization and Business Activities

The Company was incorporated under the laws of the State of Delaware on July 27, 1999. Upon the acquisition of Media Depot, Inc. the Company’s principal business objective is that of offering a full line of advertising services to manufacturers, distributors and dealers across the United States and Canada. The Company specializes in co-op advertising and offers services ranging from buying and planning media in radio, TV, cable, print or outdoor advertising, to creating print ads and producing electronic commercials. Prior to the acquisition of Media Depot, Inc., the Company was a development stage enterprise.

b. Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 to 7 years. Depreciation is computed using the straight-line method when the assets are placed in service.

c. Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year end. The owners of Media Depot, Inc. became the controlling shareholders of the Company at the acquisition date. Accordingly the acquisition is accounted for as a recapitalization of Media Depot, Inc. The historical financial statements of Media Depot, Inc. are accounted for as those of the Company. The financial statements present the consolidated operations of Media Depot, Inc. and Media Max, Inc. on a consolidated basis from January 1, 2005.

d. Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

e. Estimates

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

f. Revenue Recognition

The Company recognizes when products are fully delivered or services have been provided and collection is reasonably assured.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 1 -	NATURE OF ORGANIZATION (continued)

g. Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At December 31, 2007, the Company’s bank deposits did not exceed the insured amounts.

h. Basic Income per Share

The Computation of basic net income per share of common stock is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2007, 2006 and 2005.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net income (loss)	$ 249,788)	$ 205,130)	$ (265,044)
Shares (denominator)	4,250,000)	3,500,000)	3,500,000)
Per share amount	$ 0.06)	$ 0.06)	$ (0.08)

i. Income Taxes

Prior to its acquisition, Media Depot, Inc. had elected to be taxed as a Sub-chapter S corporation whereby the income and expenses of the Company are taxed at the shareholder level. Accordingly, there is no income tax expense (benefit) on the Company’s financial statements prior to October 12, 2007.

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal and state income tax rate of 20% to net income before provision for income taxes for the following reasons:

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 1 -	NATURE OF ORGANIZATION (continued)

i. Income Taxes

December 31,	December 31,
2007	2006	.
Income tax expense at statutory rate	$3,860	$-0-
Common stock issued for services	-0-	(-0-)
Valuation allowance	-0-	(-0-)

Income tax expense per books	$3,860	$-0-

Net deferred tax assets consist of the following components as of:

December 31,	December 31,
2007	2006	.
NOL Carryover	$-0-	$-0-
Valuation allowance	-0-	-0-

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

j. Accounts Receivable

The Company’s accounts receivable are net of the allowance for the estimated doubtful accounts of $-0- and $-0- as of December 31, 2007 and 2006.

k. Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the years ended December 31, 2007, 2006 and 2005.

l. Stock-based compensation.

As of September 30, 2007, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 1 -	NATURE OF ORGANIZATION (continued)

m. Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

n. Impact of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007 , the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 2 -	SIGNIFICANT EVENTS

On October 12, 2007, the Company finalized an agreement to be acquired by Calypso Financial Services, Inc., (Calypso) a Nevada corporation. The acquisition will be facilitated by merging the Company into a newly created, wholly-owned subsidiary, of the Calypso, with the Company being the surviving entity for accounting purposes. As a result of the transaction, the Company became Calypso’s wholly-owned subsidiary for legal purposes.

Under the terms of the agreement and as consideration for the acquisition, the current holders of the Company common stock received an aggregate of 3.5 million shares of Calypso’s authorized, but previously unissued common stock. These shares represented approximately 70% of the total outstanding shares following the transaction. Additionally, Calypso has reserved an additional 5.0 million shares of its authorized but unissued common stock for possible future issuance in connection with potential acquisitions of other businesses, entities or assets related to the business of the Company. However, there is no present commitment or definitive agreement to issue any of these shares and no assurances can be given that any future acquisitions will be finalized.

On October 12, 2007, Calypso’s board of directors approved the execution of the agreement with the Company. The board also approved a proposal to take all necessary and appropriate actions to change Calypso’s corporate domicile from Delaware to Nevada and to change the corporate name to Calypso Media Services Group, Inc.