Form 10-Q
period 2008-03-31
CALYPSO MEDIA SERVICES GROUP, INC
filed 2008-05-13
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-31199

CALYPSO MEDIA SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0638338
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12 North Washington Street, Montoursville, Pennsylvania 17754

(Address of principal executive offices)

(570) 368-7633

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                   Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 30, 2008

Common Stock, $0.00001 par value	5,000,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T).	Controls and Procedures	10

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Securities Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures	12

CALYPSO MEDIA SERVICES GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Calypso Media Services Group, Inc. at March 31, 2008 and December 31, 2007 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2008 and 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

CALYPSO MEDIA SERVICES GROUP, INC.
Balance Sheets

ASSETS

	March 31,	December 31,
	2008	2007
CURRENT ASSETS	(unaudited)

Cash	$166,839	$31,539
Accounts receivable, net	710,512	579,968
Prepaid expenses	-	2,498

Total Current Assets	877,351	614,005

FIXED ASSETS

Office equipment	25,754	25,754
Leasehold improvements	153,910	145,464
Accumulated depreciation	(131,181)	(128,294)

Total Fixed Assets	48,483	42,924

TOTAL ASSETS	$925,834	$656,929

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$54,245	$50,452
Income taxes payable	131,590	3,860
Intercompany payable	-	62,400

Total Current Liabilities	185,835	116,712

STOCKHOLDERS' EQUITY

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 5,000,000 and 5,000,000 shares	50	50
issued and outstanding, respectively
Additional paid-in capital	19,920	19,920
Retained earnings	720,029	520,247

Total Stockholders' Equity	739,999	540,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$925,834	$656,929

The accompanying notes are an integral part of these financial statements.
4

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Operations
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
REVENUES

Advertising revenue	$891,876	$878,040

Total Revenue	891,876	878,040

COST OF GOODS SOLD	296,814	548,301

Gross Margin	595,062	329,739

EXPENSES

General and administrative	264,764	221,629
Depreciation expense	2,887	2,887

Total Expenses	267,651	224,516

Income (Loss) from Operations	327,411	105,223

OTHER INCOME (EXPENSES)

Interest income	101	1,685
Gain on sale of asset	-	-

Total Other Income (Expenses)	101	1,685

INCOME (LOSS) BEFORE INCOME TAXES	327,512	106,908
INCOME TAX EXPENSE	127,730	-

Net Income (Loss)	$199,782	$106,908

PER SHARE DATA:

BASIC AND DILUTED INCOME
(LOSS) PER SHARE	$0.04	$0.03

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,000,000	3,500,000

The accompanying notes are an integral part of these financial statements.
5

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Stockholders' Equity
(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2006	3,500,000	$35	$22,585	$274,319	$296,939

Owner distribution	-	-	(2,650)	-	(2,650)

Recapitalization	1,500,000	15	(15)	-	-

Net income for the year
ended December 31, 2007	-	-	-	245,928	245,928

Balance, December 31, 2007	5,000,000	50	19,920	520,247	540,217

Net income for the three
months ended March 31, 2007	-	-	-	199,782	199,782

Balance, March 31, 2008	5,000,000	$50	$19,920	$766,175	$786,145

The accompanying notes are an integral part of these financial statements.
6

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Cash Flows
(unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
OPERATING ACTIVITIES

Net income (loss)	$199,782	$106,908
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Depreciation and amortization	2,887	2,887
Gain on sale of assets	-	-
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts receivable	(130,544)	56,666
(Increase) decrease in prepaid expenses	2,498	16,080
Increase (decrease) in accounts payable	69,123	(156,039)

Net Cash Provided (Used) by
Operating Activities	143,746	26,502

INVESTING ACTIVITIES

Proceeds from sale of assets	-	-
Purchase of fixed assets	(8,446)	(4,257)

Net Cash Provided (Used) By
Investing Activities	(8,446)	(4,257)

FINANCING ACTIVITIES

Proceeds from shareholder loans	-	-
Repayment of shareholder loans	-	-
Shareholder distributions	-	-

Net Cash Provided (Used) By
Financing Activities	-	-

INCREASE (DECREASE) IN CASH	135,300	22,245

CASH AT BEGINNING OF PERIOD	31,539	37,252

CASH AT END OF PERIOD	$166,839	$59,497

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash Financing Activities:
None	$-	$-

The accompanying notes are an integral part of these financial statements.
7

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Condensed Financial Statements

March 31, 2008 and December 31, 2007

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations

For the three month periods ended March 31, 2008 and March 31, 2007.

The following table sets forth the percentage relationship to total revenues of principal items contained in the our consolidated statements of operations for the three month periods ended March 31, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended
March 31,
2008	2007
(Unaudited)
Total revenues	100%	100%
Cost of goods sold	33%	62%
Gross margin	67%	38%
Total expenses	30%	26%
Other income (expense)	0%	0%
Income before income taxes	37%	12%
Income tax expense	14%	—
Net income	23%	12%

__________________________________

Total revenues for the three month period (“first quarter”) ended March 31, 2008 increased approximately 2% to $891,876, compared to $878,040 for first quarter of 2007. The increase is attributed to advertising revenues from existing and new clients. Cost of goods sold decreased 46% to $296,814 in the first quarter of 2008 from $548,301 in the first quarter of 2007. As a percentage of total revenues, cost of goods sold decreased from 65% in the first quarter of 2007 to 33% in the first quarter in 2008. The decrease in cost of goods sold is primarily attributed to a decline in sales expenses and media costs.

Total expenses for the first quarter of 2008 were $267,651, a 19% increase when compared to $224,516 during the first quarter of 2007. The increase is due primarily to the 19% in general and administrative expenses attributed to an increase in employees and related expenses during the 2008 period. Total expenses as a percentage of total revenues increase from 26% in 2007 to 30% in 2008. Net income for the first quarter of 2008, after an income tax expense of $127,730, was $199,782 ($0.04 per share), a 87% increase from the net income of $106,908 ($0.03 per share) in the 2007 period.

Liquidity and Capital Resources

At March 31, 2008, we had total current assets of $877,351, primarily in accounts receivable of $710,512 and cash of $166,839. At December 31, 2007, we had total current assets of $614,005, primarily in accounts receivable of $579,968 and cash of $31,539. Working capital at March 31, 2008 was $691,516 compared to $497,293 at December 31, 2007. This increase in working capital is primarily due to the increases in accounts payable and cash, which was partially offset by the $131,590 income tax payable at March 31, 2008. At March 31, 2008, we had total assets of $ 925,834 and stockholders equity of $739,999, compared to total assets of $656,929 and a stockholders' equity of $540,217 at December 31, 2007. Net cash provided by operating activities was $143,746 for the first quarter of 2008 compared to $26,502 for the comparable 2007 period, a result of the increased net income and accounts payable.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors included in our periodic reports with the SEC. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALYPSO MEDIA SERVICES GROUP, INC.

Date: May 12, 2008	By: /S/	MICHAEL D. PARNELL
Michael D. Parnell President, C.E.O. and Director (Principal Accounting Officer)