Form 10-Q
period 2008-06-30
CALYPSO MEDIA SERVICES GROUP, INC
filed 2008-08-14
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                   Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 8, 2008

Common Stock, $0.00001 par value	5,000,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T).	Controls and Procedures	10

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Securities Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures	12

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Calypso Media Services Group, Inc. at June 30, 2008 and December 31, 2007 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2008 and 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the periods ended June 30, 2008 and 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

CALYPSO MEDIA SERVICES GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008 and December 31, 2007

2

CALYPSO MEDIA SERVICES GROUP, INC.
Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
CURRENT ASSETS	(unaudited)

Cash	$461,993	$31,539
Accounts receivable, net	649,234	579,968
Prepaid expenses	-	2,498

Total Current Assets	1,111,227	614,005

FIXED ASSETS

Office equipment	34,989	25,754
Leasehold improvements	155,267	145,464
Accumulated depreciation	(134,069)	(128,294)

Total Fixed Assets	56,187	42,924

TOTAL ASSETS	$1,167,414	$656,929

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$244,045	$50,452
Income taxes payable	151,784	3,860
Intercompany payable	-	62,400

Total Current Liabilities	395,829	116,712

STOCKHOLDERS' EQUITY

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 5,000,000 and 5,000,000 shares	50	50
issued and outstanding, respectively
Additional paid-in capital	19,920	19,920
Retained earnings	751,615	520,247

Total Stockholders' Equity	771,585	540,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,167,414	$656,929

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Operations
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
REVENUES

Advertising revenue	$1,037,580	$1,228,621	$1,929,456	$2,106,661

Total Revenue	1,037,580	1,228,621	1,929,456	2,106,661

COST OF GOODS SOLD	779,970	855,760	1,076,784	1,404,061

Gross Margin	257,610	372,861	852,672	702,600

EXPENSES

General and administrative	204,548	137,335	469,312	358,964
Depreciation expense	2,887	2,887	5,774	5,774

Total Expenses	207,435	140,222	475,086	364,738

Income (Loss) from Operations	50,175	232,639	377,586	337,862

OTHER INCOME (EXPENSES)

Interest income	1,605	2,155	1,706	3,840
Gain on sale of asset	-	-	-	-

Total Other Income (Expenses)	1,605	2,155	1,706	3,840

INCOME (LOSS) BEFORE INCOME TAXES	51,780	234,794	379,292	341,702
INCOME TAX EXPENSE	20,194	-	147,924	-

Net Income	$31,586	$234,794	$231,368	$341,702

PER SHARE DATA:

BASIC AND DILUTED INCOME
(LOSS) PER SHARE	$0.01	$0.07	$0.05	$0.10

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,000,000	3,500,000	5,000,000	3,500,000

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Stockholders' Equity
(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2006	3,500,000	$35	$22,585	$274,319	$296,939

Owner distribution	-	-	(2,650)	-	(2,650)

Recapitalization	1,500,000	15	(15)	-	-

Net income for the year ended December 31, 2007
	-	-	-	245,928	245,928

Balance, December 31, 2007	5,000,000	50	19,920	520,247	540,217

Net income for the six months ended June 30, 2008
	-	-	-	231,368	231,368

Balance, June 30, 2008	5,000,000	$50	$19,920	$751,615	$771,585

The accompanying notes are an integral part of these financial statements.

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

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Condensed Financial Statements

June 30, 2008 and December 31, 2007

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations

For the three and six month periods ended June 30, 2008 and 2007.

The following table sets forth the percentage relationship to total revenues of principal items contained in the our statements of operations for the three and six month periods ended June 30, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended	Six Months Ended

June 30,    _ ___June 30,____

2008	2007	2008	2007
(Unaudited)	(Unaudited)
Total revenues	100%	100%	100%	100%
Cost of goods sold	75%	70%	56%	67%
Gross margin	25%	30%	44%	33%
Total expenses	20%	11%	24%	17%
Income from operations	5%	19%	20%	16%
Other income (expense)	0%	0%	0%	0%
Income before income taxes	5%	19%	20%	16%
Income tax expense	2%	—	8%	—
Net income	3%	19%	12%	16%

__________________________________

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

Total revenues for the three-month period (“second quarter”) ended June 30, 2008 decreased approximately 16% to $1,037,580, when compared to $1,228,621 for second quarter of 2007. The decrease is attributed to seasonal spending from our clients resulting in a reduction of our clients advertising plans and budgets. Cost of goods sold decreased 9% to $779,970 in the first quarter of 2008 from $855,760 in the first quarter of 2007, due to reduction in our client’s advertising plans and budgets. As a percentage of total revenues, cost of goods sold increased from 70% in the first quarter of 2007 to 75% in the first quarter in 2008, which reflects a different media mix for our advertisers.

Total expenses for the first quarter of 2008 were $207,435, a 48% increase when compared to $140,222 during the first quarter of 2007. The increase is due primarily to the 49% increase in general and administrative expenses attributed to an increase in employees and related expenses during the 2008 period. Total expenses as a percentage of total revenues increase from 11% in 2007 to 20% in 2008. Net income for the first quarter of 2008, after an income tax expense of $20,194, was $31,586 ($0.01 per share), an 87% decrease from the net income of $234,794 ($0.07 per share) in the 2007 period.

Sis months ended June 30, 2008 compared to three months ended June 30, 2007..

Total revenues for the six-month period (“first half”) ended June 30, 2008 decreased approximately 8% to $1,929,456, compared to $2,106,661 for first half of 2007. The decrease is attributed to seasonal spending from our clients resulting in a reduction of our clients advertising plans and budgets. Cost of goods sold decreased 23% to $1,076,784 in the first half of 2008 from $1,404,061 in the first half of 2007, due to reduction in our client’s advertising plans and budgets. As a percentage of total revenues, cost of goods sold decreased from 67% in the first half of 2007 to 56% in the first half in 2008, which reflects a different media mix for our advertisers.

-  8 -

Total expenses for the first half of 2008 were $475,086, a 30% increase when compared to $364,738 during the first half of 2007. The increase is due primarily to the 31% increase in general and administrative expenses attributed to an increase in employees and related expenses during the 2008 period. Total expenses as a percentage of total revenues increase from 17% in 2007 to 24% in 2008. Net income for the first half of 2008, after an income tax expense of $147,924, was $231,368 ($0.05 per share), and 32% decrease from the net income of $341,702 ($0.10 per share) in the 2007 period.

Liquidity and Capital Resources

At June 30, 2008, we had total current assets of $1,111,227, consisting of accounts receivable of $649,234 and cash of $461,993. At December 31, 2007, we had total current assets of $614,005, primarily in accounts receivable of $579,968 and cash of $31,539. Working capital at June 30, 2008 was $715,398 compared to $497,293 at December 31, 2007. This increase in working capital is primarily due to the increases in accounts payable and cash, which was partially offset by the $151,784 income tax payable at June 30, 2008.

At June 30, 2008, we had total assets of $ 1,167,414 and stockholders equity of $771,585, compared to total assets of $656,929 and a stockholders' equity of $540,217 at December 31, 2007. Net cash provided by operating activities was $449,491 for the first half of 2008 compared to $192,717 for the comparable 2007 period, due primarily to an increase in accounts payable of $279,117 in the first half of 2008.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CALYPSO MEDIA SERVICES GROUP, INC.

Date: August 14, 2008	By: /S/	MICHAEL D. PARNELL
Michael D. Parnell

President, C.E.O. and Director

(Principal Accounting Officer)