Form 10-Q
period 2008-09-30
CALYPSO MEDIA SERVICES GROUP, INC
filed 2008-11-14
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                   Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 10, 2008

Common Stock, $0.00001 par value	5,000,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T).	Controls and Procedures	10

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Securities Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures	12

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Calypso Media Services Group, Inc. at September 30, 2008 and related unaudited statements of operations, stockholders' equity and cash flows for the three and nine months ended September 30, 2008 and 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. Operating results for the period ended September 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

CALYPSO MEDIA SERVICES GROUP, INC.

FINANCIAL STATEMENTS

September 30, 2008 and December 31, 2007

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
CURRENT ASSETS	(unaudited)

Cash	$184,315	$31,539
Accounts receivable, net	733,184	579,968
Prepaid expenses	-	2,498

Total Current Assets	917,499	614,005

PROPERTY AND EQUIPMENT

Office equipment	36,123	25,754
Leasehold improvements	178,203	145,464
Accumulated depreciation	(136,955)	(128,294)

Total Fixed Assets	77,371	42,924

TOTAL ASSETS	$994,870	$656,929

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$45,269	$50,452
Income taxes payable	162,014	3,860
Intercompany payable	-	62,400

Total Current Liabilities	207,283	116,712

STOCKHOLDERS' EQUITY

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	50	50

Additional paid-in capital	19,920	19,920
Retained earnings	767,617	520,247

Total Stockholders' Equity	787,587	540,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$994,870	$656,929

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
REVENUES

Advertising revenue	$934,301	$756,459	$2,863,757	$2,863,120

Total Revenue	934,301	756,459	2,863,757	2,863,120

COST OF GOODS SOLD	678,457	558,184	1,755,241	1,962,245

Gross Margin	255,844	198,275	1,108,516	900,875

EXPENSES

General and administrative	227,306	301,360	696,618	660,324
Depreciation expense	4,046	3,563	9,820	9,337

Total Expenses	231,352	304,923	706,438	669,661

Income (Loss) from Operations	24,492	(106,648)	402,078	231,214

OTHER INCOME (EXPENSES)

Interest income	1,740	2,295	3,446	6,135
Gain on sale of asset	-	-	-	-

Total Other Income (Expenses)	1,740	2,295	3,446	6,135

INCOME (LOSS) BEFORE INCOME TAXES	26,232	(104,353)	405,524	237,349
INCOME TAX EXPENSE	10,230	-	158,154	-

Net Income (Loss)	$16,002	$(104,353)	$247,370	$237,349

PER SHARE DATA:

BASIC AND DILUTED INCOME
(LOSS) PER SHARE	$0.00	$(0.03)	$0.05	$0.07

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,000,000	3,500,000	5,000,000	3,500,000

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statements of Stockholders' Equity
(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2006	3,500,000	$35	$22,585	$274,319	$296,939

Owner distribution	-	-	(2,650)	-	(2,650)

Recapitalization	1,500,000	15	(15)	-	-

Net income for the year ended December 31, 2007
	-	-	-	245,928	245,928

Balance, December 31, 2007	5,000,000	50	19,920	520,247	540,217

Net income for the nine months ended September 30, 2008
	-	-	-	247,370	247,370

Balance, September 30, 2008	5,000,000	$50	$19,920	$767,617	$787,587

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
OPERATING ACTIVITIES

Net income	$247,370	$237,349
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Depreciation and amortization	9,820	9,337
Gain on sale of assets	-	-
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts receivable	(153,216)	47,332
(Increase) decrease in prepaid expenses	2,498	9,855
Increase (decrease) in accounts payable	152,971	24,111

Net Cash Provided (Used) by
Operating Activities	259,443	327,984

INVESTING ACTIVITIES

Proceeds from sale of assets	-	-
Purchase of fixed assets	(44,267)	-

Net Cash Provided (Used) By
Investing Activities	(44,267)	-

FINANCING ACTIVITIES

Proceeds from shareholder loans	-	-
Repayment of shareholder loans	(62,400)	(254,075)
Shareholder distributions	-	-

Net Cash Provided (Used) By
Financing Activities	(62,400)	(254,075)

INCREASE (DECREASE) IN CASH	152,776	73,909

CASH AT BEGINNING OF PERIOD	31,539	37,252

CASH AT END OF PERIOD	$184,315	$111,161

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash Financing Activities:
None	$-	$-

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

September 30, 2008 and December 31, 2007

NOTE 1 -	FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Impact of Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations

For the three and nine month periods ended September 30, 2008 and 2007.

The following table sets forth the percentage relationship to total revenues of principal items contained in the our statements of operations for the three and nine month periods ended September 30, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended	Nine Months Ended
September 30,	September 30,__
2008	2007	2008	2007
(Unaudited)	(Unaudited)
Total revenues	100%	100%	100%	100%
Cost of goods sold	72%	74%	61%	69%
Gross margin	28%	26%	39%	31%
Total expenses	25%	40%	25%	23%
Income (loss) from operations	3%	(14%)	14%	8%
Other income (expense)	0%	0%	0%	0%
Income (loss) before income taxes	3%	(14%)	14%	8%
Income tax expense	1%	—	5%	—
Net income (loss)	2%	(14%)	9%	8%

__________________________________

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

Total revenues for the three-month period (“third quarter”) ended September 30, 2008 increased approximately 24% to $934,301, when compared to $756,459 for third quarter of 2007. The increase is attributed to increasing advertising revenues from existing and new clients during the quarter. Cost of goods sold increased 22% to $678,457 in the third quarter of 2008 from $558,184 in the third quarter of 2007, due to increased media purchases for advertising campaigns. As a percentage of total revenues, cost of goods sold decreased from 74% in the third quarter of 2007 to 72% in the third quarter in 2008, which reflects a different media mix for our advertisers.

Total expenses for the third quarter of 2008 were $231,352, a 24% decrease when compared to $304,923 during the third quarter of 2007. The decrease is due primarily to the 25% decrease in general and administrative expenses attributed to lower overhead and increased employee productivity. Total expenses as a percentage of total revenues decrease from 40% in 2007 to 25% in 2008, due to the decrease in general and administrative expenses. Net income for the third quarter of 2008, after an income tax expense of $10,230, was $16,002 or $0.00 per share, compared to the net loss of $104,353, or ($0.07) per share in the 2007 period.

Sis months ended September 30, 2008 compared to three months ended September 30, 2007..

Total revenues for the nine-month period ended September 30, 2008 of $2,863,757 were relatively equal to total revenues of $2,863,120 for 2007 period. Cost of goods sold decreased 11% to $1,755,241 in the first nine months of 2008 from $1,962,245 in the comparable 2007 period, due to a different media mix for advertisers. As a percentage of total revenues, cost of goods sold decreased from 69% in the first nine months of 2007 to 61% in the comparable 2008 period, which reflects the different media mix.

Total expenses for the first nine months of 2008 were $706,438, a 5% increase when compared to $669,661 during the same 2007 period. The increase is due primarily to the 5% increase in general and administrative expenses attributed to an increase in employees and related expenses during the period. Total expenses as a percentage of total revenues increase from 23% in 2007 to 25% in 2008. Net income for the first nine months of 2008, after an income tax expense of $158,154, was $247,370, or $0.05 per share, a 4% increase from net income of $237,349, or $0.07 per share, in the 2007 period.

Liquidity and Capital Resources

At September 30, 2008, we had total current assets of $917,499, consisting of accounts receivable of $733,184 and cash of $184,315. At December 31, 2007, we had total current assets of $614,005, primarily in accounts receivable of $579,968 and cash of $31,539. Working capital at September 30, 2008 was $710,216 compared to $497,293 at December 31, 2007. This increase in working capital is primarily due to the increases in cash and accounts receivable, which was partially offset by the $162,014 income tax payable at September 30, 2008.

At September 30, 2008, we had total assets of $ 994,870 and stockholders equity of $787,587, compared to total assets of $656,929 and a stockholders' equity of $540,217 at December 31, 2007. Net cash provided by operating activities was $259,443 for the first nine months of 2008 compared to $327,984 for the comparable 2007 period, due primarily to an increase in accounts payable of $152,971 in the 2008 period.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have filed with the SEC a registration statement on Form S-1 for the registration and resale by certain selling stockholders of shares of our issued and outstanding common stock. Calypso is not offering or selling any shares and will not receive any proceeds from the sale of shares. As of the date of this report, the registration statement has not been declared effective.

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

CALYPSO MEDIA SERVICES GROUP, INC.

Date: November 14, 2008

By: /S/ MICHAE D. PARNELL
Michael D. Parnell
President, C.E.O. and Director
Principal Accounting Officer