Form 10-K
period 2008-09-30
CALYPSO MEDIA SERVICES GROUP, INC
filed 2009-03-30
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-31199

CALYPSO MEDIA SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0638338
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12 North Washington Street, Montoursville, Pennsylvania 17754

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:	(570) 368-7633

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was $-0-. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 25, 2009 was 5,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

CALYPSO MEDIA SERVICES GROUP, INC.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	6

Item 1B.	Unresolved Staff Comments	11

Item 2.	Properties	11

Item 3.	Legal Proceedings	11

Item 4.	Submission of Matter to a Vote of Security Holders	12

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	12

Item 6.	Selected Financial Data	13

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 8.	Financial Statements and Supplementary Data	17

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17

Item 9A(T).	Controls and Procedures	17

Item 9B	Other Information	18

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	18

Item 11.	Executive Compensation	20

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters	21

Item 13.	Certain Relationships and Related Transactions and Director Independence	22

Item 14.	Principal Accounting Fees and Services	22

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	23

Signatures	38

PART I

Item 1.	Business.

Business Development

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

Our principal executive offices are located at 12 North Washington Street, Montoursville, Pennsylvania 17754, telephone number (570) 368-7633. We also maintains a satellite office in Lonoke, Arkansas, telephone number, (501) 676-0233. Our website can be accessed at www.CalypsoAdvertising.com.

Current Business Activities

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

Our objective is to offer quality advertising services at a reduced cost to clients. A typical media agency will bill clients for creative expense, however Media Depot provides these services at no cost, which we consider a primary selling tool when soliciting clients. In seeking prospective clients, we first identify targeted manufacturer clients, establish corporate relationships that lead to distributors/dealers, and then implement ad campaigns for segmented client groups. Our target markets are manufacturers that use a co-op advertising strategy with their distributor/dealer network. Media Depot offers a cohesive ad campaign for the manufacturer as well as advertising buying power for the distributor/dealer that they otherwise would not have. Media Depot aggressively negotiates rates for the benefit of clients resulting in increased exposure for the client’s advertising campaign.

Media Depot also offers, through an arrangement with Rovion, “InPerson Moving Media,” a unique way to deliver video characters on a web site with a personalize message to viewers. InPerson Moving Media runs video clips of actors, spokespersons or company representatives that draw a visual connection with customers visiting web sites. This allows the client’s web site to get personal by delivering content in a way that truly speaks to their customers.

Media Depot is experienced with many local and regional markets in the United States. Its media buyers have in the aggregate over 30 years of experience in the advertising arena. Media Depot offers an array of services as outlined below:

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

There are certain costs directly attributable to each advertising campaign including creative, planning and verification of ads placed. These costs represent approximately 10% of a campaign's budget. Most agencies bill clients for creative expense, but Media Depot provides creative services at no cost. We believe this an important selling tool when soliciting clients.

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

A typical advertising agency generates a 15% agency fee and does not generally negotiate rates for the benefit of the client. Media Depot compares rate card costs with the client's past invoices, reviews circulation/subscriber numbers, and then contacts the media offering what our buyers feel is a competitive price for the client's ads. We aggressively negotiate rates for the benefit of the client that equates to increased exposure for the client’s advertising campaign. Because we are not necessarily tied to any single media, the media will bid for a customer's advertising budgets.

Services

We are a full service advertising agency offering media planning and placement for clients throughout the United States and Canada. We specialize in Co-Op advertising campaigns for manufacturers and dealers.

We aggressively negotiate media rates that deliver more ads per dollar spent for the client, which results in what we believe to be a competitive advantage. We also handle all aspects of creating, buying and planning media in radio, TV, cable, print and outdoor advertising.

Through an agreement with Rovion, we offer “InPerson Moving Media,” a unique way to deliver video characters on web sites with a personalize message to anyone who visits a website. This product runs video clips of actors, spokespeople or company representatives, that can draw a visual connection with customers visiting web sites. Learning what a company does online is no longer about reading content, but about viewing and listening. Moving Media, allows a client’s web site the chance to get personal by delivering their content in a way that truly speaks to their customers.

Trademarks and Copyrights

We do not typically own trademarks or copyrights on properties on which our services and products are based. These rights are owned or controlled by the creator of the property or by the entity which licenses its intellectual property rights, such as a motion picture or television producer.

Markets and Competition

Media Depot operates in a highly competitive marketplace. Principal competitors include Interpublic Group, Catalina Marketing Group, Omnicom Group Inc. and other local and national advertising agencies. We must also compete with various local companies in each regional market. We believe the principal competitive factors affecting Media Depot’s business are development of client marketing and promotional strategies, unique consumer insights, creative execution, licenses, selection, price and service quality. We must compete with companies that have far more extensive sales and development staffs and significantly greater financial resources.

Management believes that we are competitive in our offered services and the marketing and promotional strategies we develop. We also use bulk buying of advertising time and space so that we can offer reduced rates to clients. Further, by not charging for creative expenses, clients realize additional savings. We believe that the Moving Media product is unique to the marketplace and gives us an advantage when competing for on-line advertising business.

Creative Expertise

Some Media Depot clients require that we provide certain creative services to produce ads. Media Depot employs experienced graphic design persons to create ads for the required media as a client demands. We also employ creative writing and in-house production personnel as needed.

Government Regulation

Our business may be subject to certain government regulations and agencies, such as truth in advertising and legal disclaimers for certain advertisements, in addition to certain consumer advocacy groups.

Employees

Media Depot presently has 13 full time employees, three part-time employees and one consultant. We anticipate that during the next 12 months, we will add approximately 5 employees, including a chief operating officer. Media Depot’s employees are not members of any union, nor have they entered into any collective bargaining agreements, nor is it anticipated in the near future. We believe that our relationship with employees is good.

Facilities

Our principal offices are located at 12 North Washington Street, Montoursville, Pennsylvania, which consists of 4,000 sq. ft. of office space. The offices are leased from the Hoff Family Limited Partnership that is controlled by Rose Hoff, the wife of Matthew Hoff, a principal stockholder. Lease payments are $1,500 per month and renews monthly.

We also maintain a satellite office in Lonoke, Arkansas, which consists of 2,000 sq. ft. of office space. The offices are leased for $916 per month and renews monthly. The facilities are owned by the J.S. Parnell Trust, of which our C.E.O. Michael D. Parnell is trustee.

Employee Stock Plan

Pursuant to our employee stock plan, eight employees are entitled to receive an total of 134,000 shares of our common stock. An aggregate of 180,000 shares are authorized to be issued under the plan. All issued shares will remain in trust and ownership will not vest with the individual employee until certain employment criteria have been met. Each employee must execute an employment agreement with Media Depot and continuously remain an employee for the time period indicated below.

Time Period	Percent of Shares Vested
12 months from the date employment agreement is signed	25%
24 months from the date employment agreement is signed	25%
36 months from the date employment agreement is signed	25%
48 months from the date employment agreement is signed	25%

Upon an employee fulfilling each time period of employment, we will deliver to the employee a stock certificate for that number of common shares indicated above. In the event an employee does not enter into an employment agreement or fails to fulfill any of the applicable time periods of employment, those shares of common stock not so earned by and vested with the employee will be delivered to the company and canceled.

The plan shares are being issued pursuant to an exemption from registration under the Securities Act. We have included an aggregate of 30,000 shares previously issued under the plan in a registration statement that became effective on December 29, 2008. These shares may be sold or transferred by the holders without restriction. The balance of the shares are considered restricted securities and may be sold or transferred only pursuant to a registration statement or an appropriate exemption from registration.

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

Item 1A.	Risk Factors.

An investment in our common stock involves significant risks, and should not be made by anyone who cannot afford to lose his or her entire investment. Prospective investors should consider carefully the following risk factors, together with all other information contained in this report, before deciding to invest in our common stock. If any of the following events or risks actually occur, our business, operating results and financial condition would likely suffer materially and you could lose all or part of your investment.

Risks Relating to Our Business

The success of our future operations depends on our ability to generate revenues from new and existing clients, which may be subject to many factors.

Media Depot, together with its subsidiary Media Max, have operated since 1998 and reported a net profit in the past two years. Our ability to generate profits in the future depends on many factors, including the following:

●	Our ability to maintain Media Depot’s current client base and to secure new clients in the future;

●	our ability to develop new advertising marketing strategies to offer existing and future clients;

●	our ability to compete with existing and new entities that offer the same or similar services and products as Media Depot;

●	the costs of maintaining and expanding operations; and

●	our ability to attract and retain a qualified work force.

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

A significant portion of our revenues come from promotional programs and advertising campaigns developed for clients. We must continually develop and market new and competitive promotional programs and advertising campaigns that will be competitive with other companies offering the same or similar services and products. There can be no assurance that Media Depot or our clients will be able to secure necessary licenses for additional entertainment properties on which to base promotional programs or that, if secured, such licenses will result in successful campaigns.

If some clients experience financial distress, their weakened financial position could negatively affect our own financial position and results.

We have a diverse client base and, at any given time, one or more clients may experience financial distress, file for bankruptcy protection or go out of business. If a substantial client experiences financial difficulty, it could delay or jeopardize the collection of accounts receivable, result in significant reductions in services provided by us and may have a material adverse effect on our financial position, results of operations and liquidity.

Media Depot receives approximately 28% of its revenue from its three largest clients and the loss of one or more of these clients could adversely impact results of operations and financial condition.

Our clients generally are able to reduce advertising and marketing spending or cancel projects at any time for any reason. It is possible that clients could reduce spending in comparison with historical patterns, or they could reduce future spending. Media Depot’s three largest clients account for approximately 28% of total revenues. A significant reduction in advertising and marketing spending by its largest clients, or the loss of one or more of these clients, if not replaced by new client accounts or an increase in business from existing clients, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

If we fail to keep up with changes affecting marketing trends, technology and the markets that we serve, we will become less competitive, which would adversely affect future financial performance.

In order to remain competitive, we must respond on a timely and cost-efficient basis to changes in advertising and marketing trends, technology, industry standards and procedures and customer preferences. We need to continuously develop new strategies, advertising and marketing campaigns, technologies and services to address new developments in advertising. In some cases these changes may be significant and the cost to comply with these changes substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting to changes may have a material and adverse effect on our operating results.

Our future success depends on retaining existing key employees and hiring and assimilating new key employees.

In order to achieve success, we must retain Media Depot’s key employees, including its executive officers, creative staff and research and media personnel. We must also be able to attract new personnel as needed. Although we currently have employment agreements with our C.E.O. and Business Manager, each individual may be able to terminate his agreement at any time. Presently, no other employment contracts exist. Our ability to attract and retain key personnel is influenced by a variety of factors, including compensation we pay, which could be adversely affected by our financial or market performance. It would be difficult for us to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

Government regulations and consumer advocates may limit the scope of the content of our services, which could affect our ability to meet clients’ needs.

Government agencies and consumer advocacy groups may, directly or indirectly from time to time, affect or attempt to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, whether through regulations or other governmental actions. There has been an increasing tendency on the part of advertisers and consumer groups to challenge advertising through legislation, regulation, courts or otherwise. These actions may be premised on the grounds that the advertising is false and deceptive or injurious to public welfare. Any such limitations on the scope of the content of services provided could affect our ability to meet clients’ needs. In addition, there has been an increasing tendency on the part of businesses to resort to the judicial system to challenge advertising practices. We cannot assure investors in our stock that such claims by businesses or governmental agencies will not have a material adverse effect on our results of operations and financial condition in the future.

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

We have reserved 5.0 million shares of our common stock for use in potential future acquisitions of other businesses, entities or assets related to the Media Depot’s business. No business, asset or acquisition has currently been identified and none is anticipated in the immediate future. However, if presented with an appropriate opportunity, we may make an acquisition of one or more complementary companies or businesses. There can be no assurance that the anticipated benefits of any future acquisition will be realized. In the event we make a future acquisition, we could have difficulty in assimilating that business’ personnel and operations. In addition, key personnel of an acquired business may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract management and employees and increase expenses. Also, future acquisitions would most likely result in potentially dilutive issuances of our common stock, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

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

Risks Relating to Ownership of Our Common Stock

There is not currently, nor has there ever been, a public trading market for our common stock

As of the date hereof, our common stock is not being quoted or traded publicly. The Financial Industry Regulatory Authority has recently issued a trading symbol of “CALY” in order for our shares to be quoted on the OTC Bulletin Board. We anticipate that quotation and trading of our shares could commence on the OTC Bulletin Board within the next 30 to 60 days. There can be no assurance that a trading market will develop for our shares or, that if such a market does develop, that it can be sustained.

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

When our shares begin trading, the stock price may be volatile and subject to numerous factors.

At such time as our shares being trading on the OTC Bulletin Board, there can be no assurance that an active trading market will develop. Accordingly, it could be difficult for holders of our common stock to liquidate their shares. Any trading market that may develop will most likely be very volatile and subject to numerous factors, many of which would be beyond our control. Some of the factors that may influence the price of our shares are:

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

Approximately 96% of our outstanding shares are held by directors and a small number of principal stockholders. These persons have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with other stockholders. As a result, a relatively small number of stockholders acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of acquisitions, mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

We do not expect to pay dividends in the foreseeable future, which could make our stock less attractive to potential investors.

We anticipate retaining any future earnings and other cash resources for operation and business development and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

Trading of our shares may be subject to certain "penny stock” regulations, which could have a negative effect on the price of our shares in the public market.

Public trading of our common stock on the OTC Bulletin Board may be subject to certain regulations commonly referred to as penny stock rules. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to make a special suitability determination for purchasers of penny stocks and to receive the purchaser's prior written consent to the transaction. A broker-dealer may also be required to deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the price at which our shares trade. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline.

Of the 5.0 million shares of common stock outstanding, 269,800 shares have been registered for resale under our registration statement that became effective on December 29, 2008. These shares are being offered by selling stockholders and are freely tradeable without restriction.

The remaining 4,730,200 shares not being registered are considered restricted securities and may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration. Of these shares, 4,580,200 shares are subject to limited lock-up/leak-out agreements that restrict the number of shares a particular stockholder may sell during a designated period. Sales of a substantial number of these restricted shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

Item 1B.	Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.	Description of Property.

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

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is not currently, nor has there ever been, a public trading market for our common stock. However, the Financial Industry Regulatory Authority recently issued a trading symbol of “CALY” in order for our shares to be quoted on the OTC Bulletin Board. We anticipate that quotation and trading of our shares could commence on the OTC Bulletin Board within the next 30 to 60 days. As of the date hereof there are approximately 55 stockholders of record of our common stock.

Inclusion on the OTC Bulletin Board will permit price quotations for our shares to be published by that service. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be traded on the OTC Bulletin Board or any other recognized trading market, or that a active trading market will develop.

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

Recent Issuance of Securities

Upon the closing the Media Depot acquisition of Media Depot on December 31, 2007, we issued 3.5 million shares of our authorized, but previously unissued common stock to 15 persons pursuant to the terms of the merger agreement. These shares were issued in consideration for the exchange of the recipients’ Media Depot securities and were issued pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

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

A broker-dealer who sells penny stocks to a person other than an established customer or accredited investor is subject to additional sales practice requirements. An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchase of such securities and must receive the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, a monthly statement must be sent to the client disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

We have registered a total of 269,800 shares of our outstanding common stock for resale under the registration statement declared effective December 29, 2008. The balance of 4,730,200 shares are deemed to be “restricted securities” as defined by Rule 144 under the Securities Act. Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares. Rule 144 was amended by the SEC, effective February 15, 2008.

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

Holders of restricted shares of our common stock are eligible to avail themselves to sell their shares under the provisions of Rule 144, provided they comply with the selling and volume limitations of that Rule. We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including those risks discussed elsewhere in this report. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the two most recent fiscal years ended December 31, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Fiscal Years Ended
December 31,
2008_______2007
Total revenues	100%	100%
Cost of goods sold	33%	67%
Gross margin	67%	33%
Total expenses	65%	27%
Income from operations	2%	7%
Other income (expenses)	0%	0%
Income before income taxes	2%	7%
Income tax expense	1%	0%
Net income	1%	7%

For the years ended December 31, 2008 and 2007.

Total revenues for the year ended December 31, 2008 were $3,581,638 compared to $3,617,047 for 2007. This 1% decrease is attributed to the general economic slowdown. Cost of goods sold decreased 50% from $2,410,713 in 2007 to $1,194,212 in 2008, primarily attributed to increased buying power and different media mix for our clients. This also caused cost of goods sold as a percentage of revenues to decrease from 65% in 2007 to 33% in 2008. General and administrative expenses increased 141% to $2,300,560 in 2008 from $952,658 in 2007. This increase is attributed to costs and professional fees associated with registration statement and increased employee compensation. Net income for 2008 was $45,756 ($0.01 per share), an 81% decrease from net income of $245,928 ($0.06 per share) in 2007. This reflects the decrease in revenues and increase in general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2008, we had total current assets of $655,644, compared to $614,005 at December 31, 2007. An increase in cash from $31,539 at December 31, 2007 to $239,143 at December 31, 2008, due to lower cost of good sold, was partially offset by a 28% decrease in accounts receivable during the same period. The decrease in accounts receivable is attributed to the general economic slowdown. Working capital at December 31, 2008 was $522,889 compared to $497,293 at December 31, 2007 This increase in working capital was due primarily to the increase in cash. At December 31, 2008 we had total assets of $718,725 and a stockholders’ equity of $484,976, compared to total assets of $656,929 and a stockholders' equity of $540,217 at December 31, 2007.

Cash increased from $31,539 at December 31, 2007 to $239,143 at December 31, 2008. Net cash provided by operating activities increased from $203,996 for the year ended December 31, 2007 to $306,943 for 2008. This is attributed primarily to the decrease in accounts receivable of $163,467 and increase in accounts payable of $49,181 in 2008, which was offset by our decreased net income in 2008.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133".  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We currently use the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). We will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations”, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.   We will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115".  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.   We have adopted SFAS No. 159 beginning March 1, 2008 and are currently evaluating the potential impact the adoption of this pronouncement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We adopted this statement beginning March 1, 2008, and it is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2008 and 2007 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 22, 2007, we terminated Chisholm Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent certifying accountants. The termination of our relationship with Chisholm Bierwolf & Nilson was unanimously accepted by our board of directors on January 22, 2007. Also on January 22, 2007, our board of directors unanimously approved a resolution to engage Moore & Associates, Chartered, Certified Public Accountants, to become our new independent certifying accountants. Media Max, our wholly owned subsidiary, also engages Moore & Associates, Chartered, Certified Public Accountants, as its independent certifying accountants.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii) accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our chief executive officer, also acting as chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Michael D. Parnell	50	Chief Executive Officer and Director
Timothy Young	43	Director
Phyllis Park	50	Secretary

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

The business experience of each of the persons listed above during the past five years is as follows:

Michael D. Parnell was appointed as a directors and Chief Executive Officer on December 31, 2007 following the acquisition of Media Depot. Mr. Parnell is a graduate of the University of Arkansas with a degree in Agricultural Economics. In 2002, Mr. Parnell joined J.I.T. Distribution as President and was responsible for marketing, licensing and branding a variety of odor control products through retail distribution chains. In 2004, Mr. Parnell joined GWA, a national advertising agency as a National Account Director, directing Co-Op advertising for 23 markets across the United States. In 2005, Mr. Parnell joined Media Depot as National Account Director and was responsible for securing new clients and maintaining existing client relationships.

On January 21, 2000, Mr. Parnell, entered into a judgment with the SEC against Mr. Parnell and Ammonia Hold, Inc., of which he was a major stockholder and one-time President. Without admitting or denying the SEC’s allegations, Mr. Parnell and Ammonia Hold consented to the entry of a judgment permanently enjoining them from violation Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Mr. Parnell also agreed to pay a $25,000 civil penalty.

This action arose from the SEC’s allegation that Ammonia Hold and Mr. Parnell violated the registration requirements of the Securities Act in the issuance and sale of stock to a public relations firm. The SEC further alleged that Ammonia Hold and Mr. Parnell improperly reported the proceeds from the sale of stock as licensing revenues instead as an infusion of capital.

Timothy Young was appointed as a director following the acquisition of Media Depot. Mr. Young is a graduate of Pepperdine University with a degree in Communications. He has worked in media sales management and revenue generation, specific to the Internet and television, for the past 15 years with a focused on revenue forecasting, sales training, and concept selling. In 2002, Mr. Young joined Time Warner Cable Inc. as Regional Vice President, responsible for over $200 million in revenue and 250 sales and marketing personnel. In 2007, Mr. Young joined Rovion Inc., a leading provider of on-line media solutions for web publishers, advertisers, media organizations and business users as President.

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

Except as set otherwise set forth herein, during the past five years, none of our officers, directors, promoters or control persons has had any of the following events occur:

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

Committees of the Board of Directors

None of our directors are deemed to be independent directors. Currently we do not have any standing committees of the board of directors. Until formal committees are established, our board of directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board will also perform the functions of an audit committee until we establish a formal committee.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2008.

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

A written copy of the Code will be provided upon request at no charge by writing to our Principal Financial Officer, c/o Calypso Media Services Group, Inc., 12 North Washington Street, Montoursville, Pennsylvania 17754.

Item 11.	Executive Compensation.

Prior to our acquisition of Media Depot, we did not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We did not pay any salaries or other compensation to our officers, directors or employees for the years ended December 31, 2007 and 2006.

In 2008, Media Max paid compensation of $ 70,800 to Matthew J. Hoff, its President and CEO. Also in 2008 Media Depot paid $15,499 and Calypso Media Services Group paid $51,666 to Michael D. Parnell, as National Account Director, and $62,666 in 2007.

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

Name and Principal Position	Year	Salary	Other Compensation	Total Compensation

Michael D. Parnell	2008	$67,166	$-	$67,166
(C.E.O.)	2007	$62,666	$-	$62,166

Matthew J. Hoff	2008	$70,800	$-	$70,800
(Business Manager)	2007	$62,700	$-	$62,700

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 25, 2009 with respect to the beneficial ownership of our common stock:

●	each stockholder believed to be the beneficial owner of more than 5% of our common stock;

●	by each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

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

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership(1)	of Class(2)
5% Beneficial Owners:
Matthew J. Hoff	1,035,000(3)	20.7%
91 Faircrest Road
Montoursville, PA 17754
Greg Welteroth	1,000,000	20.0%
356 Laurens Road
Montoursville, PA 17754
Edward F. Cowle	600,000	12.0%
20 West 64th Street
New York, NY 10023
H. Deworth Williams	596,000	11.9%
19 East 200 South, Suite 1080
Salt Lake City, Utah 84111
Leonard E. Neilson	250,000	5.0%
8160 South Highland Drive, Suite 104
Salt Lake City, Utah 84093
Directors and Executive Officers:
Michael D. Parnell	1,035,000(4)	20.7%
c/o Media Depot, Inc.
12 North Washington Street
Montoursville, PA 17754
Timothy Young	15,000	.003%

All directors and executive officers	1,050,000(4)	21.0%

as a group (2 persons)

_____________________________

(1)  Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.

(2)  Percentage ownership is based on 5.0 million shares of common stock outstanding as of March 25, 2009.

(3)	Includes 750,000 shares in the name of the Hoff Family Trust of which Rose Hoff is the trustee.

(4)  Includes 1,035,000 shares in the name of the Michael D. Parnell Living Trust, of which Mr. Parnell is the trustee.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Media Depot has entered into an acquisition agreement with two of its principals, Matthew J. Hoff and Michael D. Parnell, as an incentive to locate and acquire new businesses associated with the advertising industry. This would include, but not be limited to businesses such as advertising agencies, printing and public relations firms. The agreement provides that if Media Depot makes an acquisition through the efforts of for Messrs. Hoff and Parnell, they will be entitled to a fee of 10% of the value of the acquisition. Payment of the fee may be in cash or in shares of our common stock. We have assumed the agreement following the acquisition of Media Depot. No prospective acquisitions have been identified as of the date hereof and there can be no assurance that any acquisition will be made in the future.

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

None of our directors are deemed to be independent directors. We do not have a compensation, audit or nominating committee, rather these functions are carried out by the board as a whole.

Item 14.	Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2008 and 2007, and for the review of quarterly financial statements included in our quarterly reports, were $13,300 for 2008 and $13,400 for 2007.

Audit Related Fees

For the year ended December 31, 2008 and 2007, there were no fees billed for assurance and related services by Moore & Associates, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2008 and 2007, no fees were billed by Moore & Associates, Chartered for tax compliance, tax advice and tax planning.

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

PART 1V

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name

2.1*	Agreement and Plan of Merger with Media Depot, Inc. and Calypso Acquisitions, Inc. [Included as Appendix C to 14C Information Statement filed with SEC on December 10, 2007]
2.2*	Merger Agreement (Change of Domicile) [Included as Appendix B to 14C Information Statement filed with SEC on December 10, 2007]
3.1*	Articles of Incorporation (Nevada – change of domicile) [Included as Appendix A to 14C Information Statement filed with SEC on December 10, 2007]
3.2*	By-Laws [Filed as Exhibit to the Form 10-SB registration statement filed with SEC on July 28, 2000]
4.1*	Instrument defining security holder rights [Filed as Exhibit to Form SB-2 Registration Statement filed with SEC on November 17, 1999]
10.1*	Employment Contract of Matthew J. Hoff [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
10.2*	Employment Contract of Michael D. Parnell [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
10.3*	Incentive Acquisition Agreement [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
21.1*	Subsidiaries [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
31.1	Certification of C.E.O. and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Form of lock-up / leak-out agreement (included in initial Form S-1 registration statement filed with SEC on September 3, 2008)

________________

*	Previously filed as indicated.

CALYPSO MEDIA SERVICES GROUP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm	26

Balance Sheets	27

Statements of Operations	28

Statements of Stockholders’ Equity (Deficit)	29

Statements of Cash Flows	30

Notes to the Financial Statements	31

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Calypso Media Services Group, Inc.

We have audited the accompanying balance sheets of Calypso Media Services Group, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calypso Media Services Group, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 25, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CALYPSO MEDIA SERVICES GROUP, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007
CURRENT ASSETS

Cash	$239,143	$31,539
Accounts receivable, net	416,501	579,968
Prepaid expenses	-	2,498

Total Current Assets	655,644	614,005

FIXED ASSETS

Office equipment	25,754	25,754
Leasehold improvements	182,405	145,464
Accumulated depreciation	(145,078)	(128,294)

Total Fixed Assets	63,081	42,924

TOTAL ASSETS	$718,725	$656,929

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$99,633	$50,452
Deferred income taxes payable	33,116	3,860
Related party payable	-	62,400

Total Current Liabilities	132,749	116,712

STOCKHOLDERS' EQUITY

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 5,000,000 shares	50	50
issued and outstanding, respectively
Additional paid-in capital	19,920	19,920
Retained earnings	566,006	520,247

Total Stockholders' Equity	585,976	540,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$718,725	$656,929

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
REVENUES

Advertising revenue	$3,581,638	$3,617,047	$3,208,548

Total Revenue	3,581,638	3,617,047	3,208,548

COST OF GOODS SOLD	1,194,212	2,410,713	2,093,526

Gross Margin	2,387,426	1,206,334	1,115,022

EXPENSES

General and administrative	2,300,560	952,658	918,265
Depreciation expense	16,782	11,549	11,521

Total Expenses	2,317,342	964,207	929,786

Income from Operations	70,084	242,127	185,236

OTHER INCOME (EXPENSES)

Interest income	4,931	7,661	6,279
Gain on sale of asset	-	-	13,615

Total Other Income (Expenses)	4,931	7,661	19,894

INCOME BEFORE INCOME TAXES	75,015	249,788	205,130
INCOME TAX EXPENSE	29,256	3,860	-

Net Income	$45,759	$245,928	$205,130

PER SHARE DATA:

BASIC AND DILUTED INCOME
PER SHARE	$0.01	$0.06	$0.06

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,000,000	4,250,000	3,500,000

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2005	3,500,000	$35	$(35,525)	$152,423	$116,933

Owner distribution and contribution	-	-	58,110	(83,234)	(25,124)

Net income for the year ended December 31, 2006
	-	-	-	205,130	205,130

Balance, December 31, 2006	3,500,000	35	22,585	274,319	296,939

Owner distribution	-	-	(2,650)	-	(2,650)

Recapitalization	1,500,000	15	(15)	-	-

Net income for the year ended December 31, 2007
	-	-	-	245,928	245,928

Balance, December 31, 2007	5,000,000	50	19,920	520,247	540,217

Net income for the year ended December 31, 2008
	-	-	-	45,759	45,759

Balance, December 31, 2008	5,000,000	$50	$19,920	$566,006	$585,976

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Cash Flows

Year Ended	Year Ended	Year Ended
December 31,	December 31,	December 31,
2008	2007	2006
OPERATING ACTIVITIES

Net income	$45,759	$245,928	$205,130
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Depreciation and amortization	16,782	11,549	11,512
Gain on sale of assets	-	-	(13,615)
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts receivable	163,467	90,084	(454,815)
(Increase) decrease in prepaid expenses	2,498	13,582	(16,080)
Increase (decrease) in income taxes payable	29,256	3,860	-
Increase (decrease) in accounts payable	49,181	(161,007)	(26,335)

Net Cash Provided (Used) by
Operating Activities	306,943	203,996	(294,203)

INVESTING ACTIVITIES

Proceeds from sale of assets	-	-	13,615
Purchase of fixed assets	(36,939)	(15,384)	(15,158)

Net Cash Provided (Used) By
Investing Activities	(36,939)	(15,384)	(1,543)

FINANCING ACTIVITIES

Proceeds from shareholder loans	-	-	254,075
Repayment of shareholder loans	(62,400)	(191,675)	-
Shareholder distributions	-	(2,650)	(25,124)

Net Cash Provided (Used) By	(62,400)	(194,325)	228,951
Financing Activities

INCREASE (DECREASE) IN CASH	207,604	(5,713)	(66,795)

CASH AT BEGINNING OF YEAR	31,539	37,252	104,047

CASH AT END OF YEAR	$239,143	$31,539	$37,252

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Financing Activities:
None	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

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

December 31, 2008 and 2007

NOTE 1 -	NATURE OF ORGANIZATION (continued)

g. Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000 ($250,000 as of December 31, 2008). At December 31, 2008, the Company’s bank deposits did not exceed the insured amounts.

h. Basic Income per Share

The Computation of basic net income per share of common stock is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2008, 2007 and 2006.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net income (loss)	$ 45,759)	$ 245,928)	$ 205,130
Shares (denominator)	5,000,000)	4,250,000)	3,500,000
Per share amount	$ 0.01)	$ 0.06)	$ 0.06

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal and state income tax rate of 20% to net income before provision for income taxes for the following reasons:

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 -	NATURE OF ORGANIZATION (continued)

i. Income Taxes

December 31,	December 31,
2008	2007	.
Income tax expense at statutory rate	$29,256	$3,860
Common stock issued for services	-0-	-0-
Valuation allowance	-0-	-0-

Income tax expense per books	$29,256	$ -0-

Net deferred tax assets consist of the following components as of:

December 31,	December 31,
2008	2007
Income taxes per tax return	$-0-	$-0-
Accelerated Depreciation	33,116	3,860

Net deferred tax liability	$33,116	$3,860

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

j. Accounts Receivable

The Company’s accounts receivable are net of the allowance for the estimated doubtful accounts of $63,545 and $-0- as of December 31, 2008 and 2007.

k. Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the years ended December 31, 2008, 2007 and 2006.

l. Stock-based compensation.

As of December 31, 2008, the Company has not issued any share-based payments to its employees.

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

December 31, 2008 and 2007

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

n. Impact of Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

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

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 -	NATURE OF ORGANIZATION (continued)

n. Impact of Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is,

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 -	NATURE OF ORGANIZATION (continued)

n. Impact of Recent Accounting Pronouncements

January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159,The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial  statements  issued for  fiscal  years  beginning  after  November 15, 2007, and  interim periods

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 -	NATURE OF ORGANIZATION (continued)

n. Impact of Recent Accounting Pronouncements

within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calypso Media Services Group, Inc.

By:	/S/	MICHAEL D. PARNELL

Michael D. Parnell

Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated:	March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

March 30, 2009

/S/	MICHAEL D. PARNELL	Chief Executive Officer and director
Michael D. Parnell

(Principal Accounting Officer)

(Principal Financial Officer)

March 30, 2009
/S/	TIMOTHY YOUNG	Director
Timothy Young