Form 10-Q
period 2009-03-31
CALYPSO MEDIA SERVICES GROUP, INC
filed 2009-05-13
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                   Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 6, 2009

Common Stock, $0.00001 par value	5,000,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T).	Controls and Procedures	10

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Securities Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures	12

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Calypso Media Services Group, Inc. at March 31, 2009 and related unaudited statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2009 and 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. Operating results for the period ended March 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

CALYPSO MEDIA SERVICES GROUP, INC.

FINANCIAL STATEMENTS

March 31, 2009 and December 31, 2008

CALYPSO MEDIA SERVICES GROUP, INC.
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
CURRENT ASSETS	(Unaudited)

Cash	$230,809	$239,143
Accounts receivable, net	641,655	416,501

Total Current Assets	872,464	655,644

FIXED ASSETS

Office equipment	190,994	182,405
Leasehold improvements	25,754	25,754
Accumulated depreciation	(150,412)	(145,078)

Total Fixed Assets	66,336	63,081

TOTAL ASSETS	$938,800	$718,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$126,430	$99,633
Income Tax Payable	108,495	33,116

Total Current Liabilities	234,925	132,749

STOCKHOLDERS’ EQUITY

Common stock; 20,000,000 shares authorized,
at $0.00001 par value: 5,000,000	50	50
issued and outstanding
Additional paid-in capital	19,920	19,920
Retained earnings	683,905	566,006

Total Stockholders’ Equity	703,875	585,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$938,800	$718,725

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Operations
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008
REVENUES

Advertising revenue	$833,751	$891,876

Total Revenue	833,751	891,876

COST OF GOODS SOLD	373,330	296,814

Gross Margin	460,421	595,062

EXPENSES

General and administrative	262,160	264,764
Depreciation expense	5,334	2,887

Total Expenses	267,494	267,651

Income from Operations	192,927	327,411

OTHER INCOME (EXPENSES)

Interest income	351	101

Total Other Income (Expenses)	351	101

INCOME BEFORE INCOME TAXES	193,278	327,512
INCOME TAX EXPENSE	75,379	127,730

Net Income	$117,899	$199,782

PER SHARE DATA:

BASIC AND DILUTED INCOME
PER SHARE	$0.02	$0.04

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2007	5,000,000	$50	$19,920	$520,247	$540,217

Net income for the year ended December 31, 2008
	-	-	-	45,759	45,759

Balance, December 31, 2008	5,000,000	50	19,920	566,006	585,976

Net income for the three months ended March 31, 2009
	-	-	-	117,899	17,899

Balance, March 31, 2009	5,000,000	$50	$19,920	$683,905	$703,875

The accompanying notes are an integral part of these financial statements.
4

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Cash Flows
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008
OPERATING ACTIVITIES

Net income	$117,899	$199,782
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Depreciation and amortization	5,334	2,887
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts receivable	(225,154)	(130,544)
(Increase) decrease in prepaid expenses	-	2,498
Increase (decrease) in accounts payable
and accrued expenses	102,176	69,123

Net Cash Provided (Used) by
Operating Activities	255	143,746

INVESTING ACTIVITIES

Purchase of fixed assets	(8,589)	(8,446)

Net Cash Provided (Used) By
Investing Activities	(8,589)	(8,446)

FINANCING ACTIVITIES

Shareholder distributions	-	-

Net Cash Provided (Used) By	-	-
Financing Activities

INCREASE (DECREASE) IN CASH	(8,334)	135,300

CASH AT BEGINNING OF YEAR	239,143	31,539

CASH AT END OF YEAR	$230,809	$166,839

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash Financing Activities:
None	$-	$-

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2009 and December 31, 2009

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at

March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Results of Operations

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

The following table sets forth the percentage relationship to total revenues of principal items contained in our statements of operations for the three-month periods ended March 31, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended
March 31,____
2009	2008
(Unaudited)
Total revenues	100%	100%
Cost of goods sold	45%	33%
Gross margin	55%	67%
Total expenses	32%	30%
Income from operations	23%	37%
Other income (expense)	0%	0%
Income before income taxes	23%	37%
Income tax expense	9%	14%
Net income	14%	23%

__________________________________

Total revenues for the three-month period (“first quarter”) ended March 31, 2009 decreased approximately 7% to $833,751 when compared to $891,876 for first quarter of 2008. The decrease is attributed to decreased advertising revenue as a result general weakness in advertising spending. Cost of goods sold increased 26% to $373,330 in the first quarter of 2009 from $296,814 in the first quarter of 2008, due to change in media mix for clients. As a percentage of total revenues, cost of goods sold increased from 33% in the first quarter of 2008 to 45% in the first quarter in 2009, also attributed to change in media mix for clients.

Total expenses for the first quarter of 2009 were $267,494, which was relatively unchanged when compared to $267,651 for the first quarter of 2008. General and administrative expenses increased 1% in the first quarter of 2009 compared to the 2008 period, which reflects increased employee costs. Total expenses as a percentage of total revenues increased from 30% in the first quarter of 2008 to 32% for the 2009 period, which reflects the unchanged expenses for the 2009 period being compared to decreased revenues during that period. Net income for the first quarter of 2009, after an income tax expense of $75,379, was $117,899 or $0.02 per share, compared to the net income of $199,782, or $0.04 per share, for the first quarter of 2008, after an income tax expense of $127,730.

Liquidity and Capital Resources

At March 31, 2009, we had total current assets of $872,464, consisting of cash of $230,809 and accounts receivable of $641,655. At December 31, 2008, we had total current assets of $655,644, consisting of $239,143 in cash and $416,501 in accounts receivable. Working capital at March 31, 2009 was $637,539 compared to $522,895 at December 31, 2008. This increase in working capital is primarily due to the 54% increases in accounts receivable, which was partially offset by the 228% ($75,379) increase in income tax payable at March 31, 2009.

At March 31, 2009, we had total assets of $ 938,800 and stockholders’ equity of $703,875, compared to total assets of $718,725 and a stockholders' equity of $585,976 at December 31, 2008. Net cash provided by operating activities was $255 for the first quarter of 2009 compared to $143,746 for the first quarter of 2008. This result is primarily attributed to the decrease in net income and the $225,154 increase in accounts payable in the 2009 period, due to change in media mix for clients.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have filed with the SEC a registration statement on Form S-1 for the registration and resale by certain selling stockholders of shares of our issued and outstanding common stock. Calypso is not offering or selling any shares and will not receive any proceeds from the sale of shares. The registration statement was declared effective on December 29, 2008.

The OTC Bulletin Board has designated the trading symbol of “CALY” for our shares of common stock. As of the date of this report, we are not aware that trading in our shares has commenced.

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

CALYPSO MEDIA SERVICES GROUP, INC.

Date: May 12, 2009	By: /S/	MICHAEL D. PARNELL
Michael D. Parnell

President, C.E.O. and Director

(Principal Accounting Officer)