Form 10-Q
period 2009-06-30
CALYPSO MEDIA SERVICES GROUP, INC
filed 2009-08-10
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                               Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                 Yes ☐ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                        Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 5, 2009

Common Stock, $0.00001 par value	5,000,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4(T).	Controls and Procedures	12

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Calypso Media Services Group, Inc. at June 30, 2009 and related unaudited statements of operations, stockholders' equity and cash flows for the three and six months ended June 30, 2009 and 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. Operating results for the period ended June 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

CALYPSO MEDIA SERVICES GROUP, INC.

FINANCIAL STATEMENTS

June 30, 2009 and December 31, 2008

CALYPSO MEDIA SERVICES GROUP, INC.
Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
CURRENT ASSETS	(Unaudited)

Cash	$328,375	$239,143
Accounts receivable, net	575,508	416,501

Total Current Assets	903,883	655,644

FIXED ASSETS

Office equipment	203,445	182,405
Leasehold improvements	25,754	25,754
Accumulated depreciation	(155,746)	(145,078)

Total Fixed Assets	73,453	63,081

TOTAL ASSETS	$977,336	$718,725

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$72,252	$99,633
Income tax payable	144,653	33,116

Total Current Liabilities	216,905	132,749

STOCKHOLDERS' EQUITY

Common stock; 20,000,000 shares authorized,
at $0.00001 par value: 5,000,000	50	50
issued and outstanding
Additional paid-in capital	19,920	19,920
Retained earnings	740,461	566,006

Total Stockholders' Equity	760,431	585,976

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$977,336	$718,725

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES

Advertising revenue	$908,724	$1,037,580	$1,742,475	$1,929,456

Total Revenue	908,724	1,037,580	1,742,475	1,929,456

COST OF GOODS SOLD	638,887	779,970	1,012,217	1,076,784

Gross Margin	269,837	257,610	730,258	852,672

EXPENSES

General and administrative	172,606	204,548	434,766	469,312
Depreciation expense	5,334	2,887	10,668	5,774

Total Expenses	177,940	207,435	445,434	475,086

Income from Operations	91,897	50,175	284,824	377,586

OTHER INCOME (EXPENSES)

Interest income	817	1,605	1,168	1,706

Total Other Income
(Expenses)	817	1,605	1,168	1,706

INCOME BEFORE INCOME TAXES	92,714	51,780	285,992	379,292

INCOME TAX EXPENSE	36,158	20,194	111,537	147,924

Net Income	$56,556	$31,586	$174,455	$231,368

PER SHARE DATA:

BASIC AND DILUTED INCOME
PER SHARE	$0.01	$0.01	$0.03	$0.05

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2007	5,000,000	$50	$19,920	$520,247	$540,217

Net income for the year ended December 31, 2008
	-	-	-	45,759	45,759

Balance, December 31, 2008	5,000,000	50	19,920	566,006	585,976

Net income for the six months ended June 30, 2009
	-	-	-	174,455	174,455

Balance, June 30, 2009	5,000,000	$50	$19,920	$740,461	$760,431

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES

Net income	$174,455	$231,368
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Depreciation and amortization	10,668	5,774
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts receivable	(159,007)	(69,266)
(Increase) decrease in prepaid expenses	-	2,498
Increase (decrease) in accounts payable
and accrued expenses	84,156	341,518

Net Cash Provided (Used) by
Operating Activities	110,272	511,892

INVESTING ACTIVITIES

Purchase of fixed assets	(21,040)	(19,038)

Net Cash Provided (Used) By
Investing Activities	(21,040)	(19,038)

FINANCING ACTIVITIES

Repayment of shareholder loans	-	(62,400)

Net Cash Provided (Used) By	-	(62,400)
Financing Activities

INCREASE (DECREASE) IN CASH	89,232	30,454

CASH AT BEGINNING OF YEAR	239,143	31,539

CASH AT END OF YEAR	$328,375	$461,993

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash Financing Activities:
None	$-	$-
The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 1 - FINANCIAL STATEMENTS

General

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of

Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations

For the three and six month periods ended June 30, 2009 and 2008.

The following table sets forth the percentage relationship to total revenues of principal items contained in the our statements of operations for the three and six month periods ended June 30, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended	Six Months Ended
June 30,	June 30,____
2009	2008	2009	2008
(Unaudited)	(Unaudited)
Total revenues	100%	100%	100%	100%
Cost of goods sold	70%	75%	58%	56%
Gross margin	30%	25%	42%	44%
Total expenses	20%	20%	26%	24%
Income from operations	10%	5%	16%	20%
Other income (expense)	0%	0%	0%	0%
Income before income taxes	10%	5%	16%	20%
Income tax expense	4%	2%	6%	8%
Net income	6%	3%	10%	12%

__________________________________

Three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Total revenues for the three-month period (“second quarter”) ended June 30, 2009 decreased approximately 12% to $908,724, when compared to $1,037,580 for second quarter of 2008. The decrease is attributed to decreased advertising revenue as a result of general weakness in advertising spending. Cost of goods sold decreased 18% to $638,887 in the second quarter of 2009 from $779,970 in the second quarter of 2008, due to reduction in client’s advertising budgets and improved margins from media purchases. As a percentage of total revenues, cost of goods sold decreased from 75% in the second quarter of 2008 to 70% in the second quarter in 2009, which reflects reduction in client’s advertising budgets and improved margins from media purchases.

Total expenses for the second quarter of 2009 were $177,940, a 14% decrease when compared to $207,435 during the second quarter of 2008. The decrease is due primarily to the 16% decrease in general and administrative expenses attributed to decreased employee costs. Total expenses as a percentage of total revenues remained constant at 20% for each of the second quarters of 2008 and 2009, which reflects similar decreases in both revenues and expenses. Net income for the second quarter of 2009, after an income tax expense of $36,158, was $56,556 or $0.01 per share, compared to the net income of $31,586, or $0.01 per share in the 2008 period.

Six months ended June 30, 2009 compared to six months ended June 30, 2008.

Total revenues for the six-month period ended June 30, 2009 were $1,742,475, a 10% decrease from $1,929,456 for 2008 period due to decreased advertising revenue as a result of general weakness in advertising spending. Cost of goods sold decreased 6% to $1,012,217 in the first six months of 2009 from $1,076,784 in the comparable 2008 period, primarily due to improved margins from media purchases. As a percentage of total revenues, cost of goods sold increased from 56% in the first six months of 2008 to 58% in the first six months of 2009, which reflects change in media mix for clients.

Total expenses for the first six months of 2009 were $445,434, a 6% decrease when compared to $475,086 during the same 2008 period. The decrease is primarily attributed to the 7% decrease in general and administrative expenses due to decreased employee costs. Total expenses as a percentage of total revenues increase from 24% in 2008 to 26% in 2009. Net income for the first six months of 2009, after an income tax expense of $111,537, was $174,455, or $0.03 per share, a 25% decrease from net income of $231,368, or $0.05 per share, in the 2008 period.

Liquidity and Capital Resources

At June 30, 2009, we had total current assets of $903,883, consisting of cash of $328,375 and accounts receivable of $575,508. At December 31, 2008, we had total current assets of $655,644, consisting of $239,143 in cash and $416,501 in accounts receivable. Working capital at June 30, 2009 was $686,978 compared to $522,895 at December 31, 2008. This increase in working capital is due to the 37% increase in cash and 38% increases in accounts receivable at June 30, 2009.

At June 30, 2009, we had total assets of $ 977,336 and stockholders’ equity of $760,431, compared to total assets of $718,725 and a stockholders' equity of $585,976 at December 31, 2008. Net cash provided by operating activities was $110,272 for the first six months of 2009 compared to $511,892 for the first six months of 2008. This result is primarily attributed to the decrease in net income for the first six months of 2009 and an increase of only $84,156 in accounts payable for the for the 2009, compared to $341,518 for the 2008 period, due to decreased advertising revenue as a result of general weakness in advertising spending.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CALYPSO MEDIA SERVICES GROUP, INC.

Date: August 10, 2009	By: /S/	MICHAEL D. PARNELL
Michael D. Parnell

President, C.E.O. and Director

(Principal Accounting Officer)