Form 10-Q
period 2009-09-30
CALYPSO MEDIA SERVICES GROUP, INC
filed 2009-11-17
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                        Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 13, 2009

Common Stock, $0.00001 par value	5,000,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T).	Controls and Procedures	11

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Securities Holders	11

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Calypso Media Services Group, Inc. at September 30, 2009 and related unaudited statements of operations, stockholders' equity and cash flows for the three and nine months ended September 30, 2009 and 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the our December 31, 2008 audited financial statements included in our annual report of Form 10K. Operating results for the period ended September 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Balance Sheets
(unaudited)

ASSETS

	September 30,	December 31,
	2009	2008
CURRENT ASSETS	(Unaudited)

Cash	$208,535	$239,143
Accounts receivable, net	422,658	416,501

Total Current Assets	631,193	655,644

FIXED ASSETS

Office equipment	207,452	182,405
Leasehold improvements	25,754	25,754
Accumulated depreciation	(162,940)	(145,078)

Total Fixed Assets	70,266	63,081

TOTAL ASSETS	$701,459	$718,725

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,939	$99,633
Income tax payable	64,386	33,116

Total Current Liabilities	68,325	132,749

STOCKHOLDERS' EQUITY

Common stock; 20,000,000 shares authorized,
at $0.00001 par value: 5,000,000	50	50
issued and outstanding
Additional paid-in capital	19,920	19,920
Retained earnings	613,164	566,006

Total Stockholders' Equity	633,134	585,976

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$701,459	$718,725

The accompanying notes are an integral part of these consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the NIne Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES

Advertising revenue	$752,244	$934,301	$2,494,719	$2,863,757

Total Revenue	752,244	934,301	2,494,719	2,863,757

COST OF GOODS SOLD	705,919	678,457	1,718,136	1,755,241

Gross Margin	46,325	255,844	776,583	1,108,516

EXPENSES

General and administrative	247,563	227,306	682,329	696,618
Depreciation expense	7,194	4,046	17,862	9,820

Total Expenses	254,757	231,352	700,191	706,438

Income (loss) from Operations	(208,432)	24,492	76,392	402,078

OTHER INCOME

Interest income	868	1,740	2,036	3,446

Total Other Income	868	1,740	2,036	3,446

INCOME (LOSS) BEFORE INCOME TAXES	(207,564)	26,232	78,428	405,524

INCOME TAX EXPENSE (BENEFIT)	(80,267)	10,230	31,270	158,154

Net Income (Loss)	$(127,297)	$16,002	$47,158	$247,370

PER SHARE DATA:

BASIC AND DILUTED INCOME (LOSS)
PER SHARE	$(0.03)	$0.00	$0.01	$0.05
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
-BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2007	5,000,000	$50	$19,920	$520,247	$540,217

Net income for the year ended December 31, 2008
	-	-	-	45,759	45,759

Balance, December 31, 2008	5,000,000	50	19,920	566,006	585,976

Net income for the nine months ended Septembe 30, 2009
	-	-	-	47,158	47,158

Balance, September 30, 2009	5,000,000	$50	$19,920	$613,164	$633,134

The accompanying notes are an integral part of these consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES

Net income	$47,158	$247,370
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization	17,862	9,820
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts receivable	(6,157)	(153,216)
(Increase) decrease in prepaid expenses	-	2,498
Increase (decrease) in income tax payable	1,270	-
Increase (decrease) in accounts payable
and accrued expenses	(95,694)	152,971

Net Cash Provided (Used) by
Operating Activities	(5,561)	259,443

INVESTING ACTIVITIES

Purchase of fixed assets	(25,047)	(44,267)

Net Cash Used in
Investing Activities	(25,047)	(44,267)

FINANCING ACTIVITIES

Repayment of shareholder loans	-	(62,400)

Net Cash Used in	-	(62,400)
Financing Activities

INCREASE (DECREASE) IN CASH	(30,608)	152,776

CASH AT BEGINNING OF PERIOD	239,143	31,539

CASH AT END OF PERIOD	$208,535	$184,315

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash Financing Activities:
None	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

September 30, 2009 and December 31, 2008

NOTE 1 - FINANCIAL STATEMENTS

General

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, consolidated results of operations, and consolidated cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2008 audited consolidated financial statements included in our annual report on Form 10-K. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Results of Operations

For the three and nine month periods ended September 30, 2009 and 2008.

The following table sets forth the percentage relationship to total revenues of principal items contained in the our statements of operations for the three and nine month periods ended September 30, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended	Nine Months Ended

September 30,  September 30,__

2009	2008	2009	2008
(Unaudited)	(Unaudited)
Total revenues	100%	100%	100%	100%
Cost of goods sold	94%	73%	69%	61%
Gross margin	6%	27%	31%	39%
Total expenses	34%	24%	28%	25%
Income (loss) from operations	(28)%	3%	3%	14%
Other income (expenses)	0%	0%	0%	0%
Income before income taxes	(28)%	3%	3%	14%
Income tax expense (benefit)	(11)%	1%	1%	6%
Net income (loss)	(17)%	2%	2%	8%

__________________________________

Three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Total revenues for the three-month period (“third quarter”) ended September 30, 2009 decreased approximately 19% to $752,244, when compared to $934,301 for third quarter of 2008. The decrease is attributed to decreased advertising revenue as a result of general weakness in advertising spending. Cost of goods sold increased 4% to $705,919 in the third quarter of 2009 from $678,457 in the third quarter of 2008, due to a change in media mix for clients. As a percentage of total revenues, cost of goods sold increased from 73% in the third quarter of 2008 to 94% in the third quarter in 2009, which reflects the change in media mix for clients.

Total expenses for the third quarter of 2009 were $254,757, a 10% increase when compared to $231,352 during the third quarter of 2008. The increase is due primarily to the 9% increase in general and administrative expenses attributed to increased employee costs. Total expenses as a percentage of total revenues increased from 24% for the third quarters of 2008 to 34% for the third quarter of 2009, which reflects increased depreciation expense and professional fees. We realized a net loss for the third quarter of 2009 of $127,297, or ($0.03) per share, adjusted for an income tax benefit of $80,267. For the third quarter of 2009, we realized net income of $16,002, or $0.00 per share, after a tax expense of $10,230.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008.

Total revenues for the nine-month period ended September 30, 2009 were $2,494,719, a 13% decrease from $2,863,757 for the 2008 period due to decreased advertising revenue as a result of general weakness in advertising spending. Cost of goods sold decreased 2% to $1,718,136 in the first nine months of 2009 from $1,755,241 in the comparable 2008 period, primarily due to a reduction in client’s advertising budgets resulting in decreased media purchases. As a percentage of total revenues, cost of goods sold increased from 61% in the first nine months of 2008 to 69% in the first nine months of 2009, which reflects the change in media mix for clients.

Total expenses for the first nine months of 2009 were $700,191, a 1% decrease when compared to $706,438 during the 2008 period. The increase is primarily attributed to an increase in depreciation expense. Total expenses as a percentage of total revenues increased from 25% in 2008 to 28% in 2009. Net income for the first nine months of 2009, after an income tax expense of $31,270, was $47,158, or $0.01 per share, an 81% decrease from net income of $247,370, or $0.05 per share, in the 2008 period.

Liquidity and Capital Resources

At September 30, 2009, we had total current assets of $631,193, consisting of cash of $208,535 and accounts receivable of $422,658. At December 31, 2008, we had total current assets of $655,644, consisting of $239,143 in cash and $416,501 in accounts receivable. Working capital at September 30, 2009 was $562,868 compared to $522,895 at December 31, 2008. This increase in working capital is primarily due to a 96% decrease in accounts payable and accrued expenses, partially offset by the 13% decrease in cash and 94% increase in income tax payable at September 30, 2009.

At September 30, 2009, we had total assets of $ 701,459 and stockholders’ equity of $633,134, compared to total assets of $718,725 and a stockholders' equity of $585,976 at December 31, 2008. Net cash used by operating activities was $5,561 for the first nine months of 2009, compared to net cash provided of $259,442 for the first nine months of 2008. The 2009 result is primarily attributed to the decrease in net income for the first nine months of 2009 and a decrease of $95,694 in accounts payable for the 2009 period due to decreased media purchases. The 2008 result reflects a higher net income and a $152,970 increase in accounts payable due to increased media purchases, and was partially offset by an increase in accounts receivable of $153,216 due to a seasonal increase in client billing.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CALYPSO MEDIA SERVICES GROUP, INC.

Date: November 17, 2009	By: /S/	MICHAEL D. PARNELL________
Michael D. Parnell

President, C.E.O. and Director

(Principal Accounting Officer)