Form 10-K
period 2009-12-31
CALYPSO MEDIA SERVICES GROUP, INC
filed 2010-04-15
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark(

(Check One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to ______________

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

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

Indicate  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the SeSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requwas required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, herein, a and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorpoi  incorporatedd by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                             Yes ☐ No ☐

Indicate  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

IndicateIIndicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter: $1,975,000 based on 79% of the 5,000,000 common shares at a price of $0.50 per share.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date. 5,000,000 shares of Common Stock April 15, 2010

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

CALYPSO MEDIA SERVICES GROUP, INC.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	6

Item 1B.	Unresolved Staff Comments	10

Item 2.	Properties	10

Item 3.	Legal Proceedings	11

Item 4.	Removed and reserved by the SEC	11

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	11

Item 6.	Selected Financial Data	12

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 8.	Financial Statements and Supplementary Data	14

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14

Item 9A(T).	Controls and Procedures	15

Item 9B	Other Information	18

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	18

Item 11.	Executive Compensation	20

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters	21

Item 13.	Certain Relationships and Related Transactions and Director Independence	21

Item 14.	Principal Accounting Fees and Services	22

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	23

Signatures	39

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2009 of Calypso Media Services Group, Inc. includes the re-audited financial statements for the year ended December 31, 2008. The previously issued financial statements for the fiscal year  ending December 31, 2008 were audited by Moore and Associates, Chartered, whose registration with the Public Company Accounting Oversight Board was revoked in August of 2009.

____________________________

PART I

Item 1.	Business.

Business Development

History

We incorporated on July 27, 1999 in the State of Delaware as Calypso Financial Services, Inc. Our original purpose was to actively seek potential operating businesses and/or business opportunities, with the intent to acquire or merge with such businesses. Following our organization, we issued a total of 1.5 million shares of our common stock.

On December 31, 2007, we completed the acquisition of Media Depot, Inc., a Nevada corporation, changed our corporate domicile to the State of Nevada and changed our name to Calypso Media Services Group, Inc. As a result of the acquisition, Media Depot became our wholly owned subsidiary engaged in offering a full line of advertising services to manufacturers, distributors and dealers across the United States and Canada.

Our principal executive offices are located at 12 North Washington Street, Montoursville, Pennsylvania 17754, telephone number (570) 368-7633. We also maintain a satellite office in Lonoke, Arkansas, telephone number, (501) 676-0233. Our website can be accessed at www.CalypsoAdvertising[dot]com.

Current Business Activities

Media Depot is a national agency specializing in co-op advertising offering an array of services ranging from buying and planning media in radio, TV, cable, print or outdoor advertising, to creating print ads and producing electronic commercials. Media Depot was founded in March 2005 by combining its operations with Media Max, Inc., a privately held corporation operating since 1998. In August 2007, Media Depot acquired all of the assets, properties, goods, inventories, contracts and other intangible assets of Media Max, which then became a subsidiary of Media Depot. Both companies offer a full line of advertising services to manufacturers, distributors and dealers. Unless otherwise indicated, references herein to Media Depot will include the operations of Media Max.

Our objective is to offer quality advertising services at a reduced cost to clients. A typical media agency will bill clients for creative expense. However, Media Depot provides these services at no cost, which we consider a primary selling tool when soliciting clients. In seeking prospective clients, we first identify targeted manufacturer clients, establish corporate relationships that lead to distributors/dealers, and then implement ad campaigns for segmented client groups. Our target markets are manufacturers that use a co-op advertising strategy with their distributor/dealer network. Media Depot offers a cohesive ad campaign for the manufacturer as well as advertising buying power for the distributor/dealer that they otherwise would not have. Media Depot aggressively negotiates rates for the benefit of clients resulting in increased exposure for the client’s advertising campaign.

Media Depot also offers, through an arrangement with Rovion, “InPerson Moving Media,” a unique way to deliver video characters on a web site with a personalized message to viewers. InPerson Moving Media runs video clips of actors, spokespersons or company representatives that draw a visual connection with customers visiting web sites. This allows the client’s web site to get personal by delivering content in a way that truly speaks to their customers.

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

Certain costs are directly attributable to each advertising campaign including creative, planning and verification of ads placed. These costs represent approximately 10% of a campaign's budget. Most agencies bill clients for creative expense, but Media Depot provides creative services at no cost. We believe this an important selling tool when soliciting clients.

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

Services

We are a full-service advertising agency offering media planning and placement for clients throughout the United States and Canada. In addition to traditional media, we offer Search Engine Marketing campaigns that utilize optimized landing pages, trackable phone numbers and automatic email response. We also specialize in Co-Op advertising campaigns for manufacturers and dealers.

We aggressively negotiate media rates that will deliver more ads per dollar spent for the client, which results in what we believe to be a competitive advantage. We also handle all aspects of creating, buying and planning media in radio, TV, cable, print and outdoor advertising.

Through an agreement with Rovion, we offer “InPerson Moving Media,” a unique way to deliver video characters on web sites with a personalized message to anyone who visits a website. This product runs video clips of actors, spokespeople or company representatives, that can draw a visual connection with customers visiting web sites. Learning what a company does online is no longer about reading content, but about viewing and listening. Moving Media adds a personal touch to a client’s web site by delivering content that truly speaks to their customers.

Trademarks and Copyrights

We do not typically own trademarks or copyrights on properties on which our services and products are based. These rights are owned or controlled by the creator of the property or by the entity which licenses its intellectual property rights, such as a motion picture or television producer.

Markets and Competition

Media Depot operates in a highly competitive marketplace. Principal competitors include Interpublic Group, Catalina Marketing Group, Omnicom Group Inc. and other local and national advertising agencies. We also compete with various local companies in each regional market. We believe the principal competitive factors affecting our business are development of client marketing and promotional strategies, unique consumer insights, creative execution, licenses, selection, price and service quality. We must compete with companies that have far more extensive sales and development staffs and significantly greater financial resources.

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

Employees

Media Depot presently has 14 full time employees, three part-time employees and one consultant. We anticipate that during the next 12 months, we will add approximately 10 employees, including a chief operating officer. Media Depot’s employees are not members of any union, nor have they entered into any collective bargaining agreements, nor is it anticipated in the near future. We believe that our relationship with employees is good.

Facilities

Our principal offices, located at 12 North Washington Street, Montoursville, Pennsylvania, consist of 4,000 sq. ft. of office space. The offices are leased from the Hoff Family Limited Partnership that is controlled by Rose Hoff, the wife of Matthew Hoff, a principal stockholder. Lease payments are $1,500 per month and renews monthly.

We also maintain a satellite office in Lonoke, Arkansas, which consists of 2,000 sq. ft. of office space. The offices are leased for $916 per month and renews monthly. The facilities are owned by the J.S. Parnell Trust, of which our C.E.O. Michael D. Parnell is trustee.

Employee Stock Plan

Pursuant to our employee stock plan, eight employees are entitled to receive a total of 134,000 shares of our common stock. An aggregate of 180,000 shares are authorized to be issued under the plan. All issued shares will remain in trust and ownership will not vest with the individual employee until certain employment criteria have been met. Each employee must execute an employment agreement with Media Depot and continuously remain an employee for the time period indicated below.

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

Media Depot, together with its subsidiary Media Max, has operated since 1998. Our ability to generate profits in the future depends on many factors, including the following:

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

Media Depot receives approximately 38% of its revenue from its three largest clients and the loss of one or more of these clients could adversely impact results of operations and financial condition.

Our clients generally are able to reduce advertising and marketing spending or cancel projects at any time for any reason. It is possible that clients could reduce spending in comparison with historical patterns, or they could reduce future spending. Media Depot’s three largest clients account for approximately 38% of total revenues. A significant reduction in advertising and marketing spending by its largest clients, or the loss of one or more of these clients, if not replaced by new client accounts or an increase in business from existing clients, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

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

Government agencies and consumer advocacy groups may, directly or indirectly from time to time, affect or attempt to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, whether through regulations or other governmental actions. There has been an increasing tendency on the part of advertisers and consumer groups to challenge advertising through legislation, regulations, courts or otherwise. These actions may be premised on the grounds that the advertising is false and deceptive or injurious to public welfare. Any such limitations on the scope of the content of services provided could affect our ability to meet clients’ needs. In addition, there has been an increasing tendency on the part of businesses to resort to the judicial system to challenge advertising practices. We cannot assure investors in our stock that such claims by businesses or governmental agencies will not have a material adverse effect on our results of operations and financial condition in the future.

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

Risks Relating to Ownership of Our Common Stock

There is a limited public trading market for our common stock and there is no assurance that a market will be maintained.

There is currently a limited public trading market for our common stock on the OTC Bulletin Board under the ticker symbol “CALY.” We cannot give any assurance that an active trading market will develop or be sustained. If an active trading market for our common stock does not develop, it would be difficult, if not impossible, for stockholders to liquidate their shares. Also, the trading price for our shares may be highly volatile and subject to significant fluctuations in response to variations in our quarterly operating results and other factors. These price fluctuations may adversely affect the liquidity of our shares, as well as the price that holders may realize for their shares upon any future sale.

Trading in our shares is subject to price volatility and numerous other factors.

Trading of our shares on the OTC Bulletin Board is likely to be volatile and subject to numerous factors that can affect price, many of which are beyond our control. There can be no assurance that an active trading market will be achieved or maintained. Accordingly, it could be difficult for holders of our common stock to liquidate their shares. Some of the factors that may influence the price of our shares are:

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

Public trading of our common stock on the OTC Bulletin Board is likely subject to certain regulations commonly referred to as penny stock rules. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to make a special suitability determination for purchasers of penny stocks and to receive the purchaser's prior written consent to the transaction. A broker-dealer may also be required to deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

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

Of the 5.0 million shares of common stock outstanding, approximately 4.7 million shares are considered restricted securities and may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration. Sales of a substantial number of these restricted shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

We have identified material weaknesses in our internal procedures and controls over financial reporting.

As of December 31, 2009, management identified certain material weaknesses in our internal procedures and controls over financial reporting. Accordingly, we have put in place a remediation plan to strengthen and improve our internal controls and address the material weaknesses identified. If these remedial measures are insufficient to address these weaknesses or are not implemented effectively, material misstatements in our interim or annual financial statements may occur in the future. This may cause future interim or annual reports to be delayed or become delinquent, which would have a negative impact on our company and the public market for our stock.

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

Item 4.	Removed and Reserved.

Item removed and reserved by the SEC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock became eligible for trading on the OTC Bulletin Board during the second quarter of 2009. There is currently a limited public trading market for our common stock trading under the OTCBB ticker symbol: “CALY.” There has only been sporadic trades and, accordingly, no trading history is being presented. The last reported trade was at $0.50 per share. As of the date hereof there are approximately 61 stockholders of record of our common stock.

Inclusion on the OTCBB permits price quotations for our shares to be published by that service. Any future secondary trading of our shares may be subject to certain state imposed restrictions. Except for our application to the OTCBB, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. Also, there can be no assurance that an active public trading market in our shares will develop or, that if such a market does develop, that it can be sustained.

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

Recent Issuance of Securities

Upon the closing the Media Depot on December 31, 2007, we issued 3.5 million shares of our authorized, but previously unissued common stock to 15 persons pursuant to the terms of the merger agreement. These shares were issued in consideration for the exchange of the recipients’ Media Depot securities and were issued pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

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

Rule 144

We have registered a total of 269,800 shares of our outstanding common stock for resale under the registration statement declared effective December 29, 2008. The balance of 4,730,200 shares are deemed to be “restricted securities” as defined by Rule 144 under the Securities Act. Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates to sell their securities, either restricted on no restricted (control) shares. Rule 144 was amended by the SEC, effective February 15, 2008.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the two most recent fiscal years ended December 31, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Fiscal Years Ended
December 31,
2009_______2008
Total revenues	100%	100%
Cost of goods sold	74%	74%
Gross margin	26%	26%
Total operating expenses	27%	27%
Loss from operations	(1%)	(1%)
Other income (expenses)	0%	0%
Loss before income taxes	(1%)	(1%)
Income tax expense (benefit)	(0%)	(0%)
Net loss	(1%)	(1%)

For the years ended December 31, 2009 and 2008.

Total revenues for the year ended December 31, 2009 were $3,105,470 compared to $3,581,638 for 2008. This 13% decrease is attributed to decreased advertising revenue as a result of general weakness in advertising spending. Cost of goods sold decreased 14% from $2,653,007 in 2008 to $2,288,496 in 2009, primarily attributed to a change in media mix for clients. As a percentage of revenues, cost of goods sold was constant from 74% in 2008 to 74% in 2009, consistent with the decrease in revenues in 2009. General and administrative expenses decreased 13% to $817,312 in 2009 from $938,885 in 2008, primarily attributed to decreased professional costs. The net loss for 2009 was $21,199 compared to $18,244 in 2008.

Liquidity and Capital Resources

At December 31, 2009, we had total current assets of $526,897, compared to $655,644 at December 31, 2008. This decrease is attributed to the decrease in cash from $239,143 at December 31, 2008 to $175,570 at December 31, 2009, due to lower margins resulting from change in media mix for clients, and the decrease in accounts receivable from $416,501 at December 31, 2008 to $351,327 at December 31, 2009. The decrease in accounts receivable is attributed to decreased advertising revenue as a result of general weakness in advertising spending. Working capital at December 31, 2009 was $434,618 compared to $458,892 at December 31, 2008. The decrease in working capital was also due to the decreases in cash and accounts receivable in 2009 and was partially offset by the decrease in accounts payable from $196,752 at December 31, 2008 to $92,279 at December 31, 2009. At December 31, 2009 we had total assets of $593,052 and stockholders’ equity of $500,774, compared to total assets of $718,725 and stockholders' equity of $521,973 at December 31, 2008.

Cash decreased $63,573 from $239,143 at December 31, 2008 to $175,570 at December 31, 2009. Net cash provided by operating activities was $306,742 for the year ended December 31, 2008 compared to net cash used by operating activities of $37,407 for 2009. This is attributed primarily to the net loss recognized in 2009 and the decrease in accounts payable of $104,473 for the year.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended December 31, 2009 did not have a significant effect on our financial statements as of that date.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact our results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Consolidated financial statements for the fiscal years ended December 31, 2009 and 2008 have been examined to the extent indicated in the report by GPH CPAs, PC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 7, 2009, we dismissed Moore & Associates Chartered as our independent registered public accountants. None of the reports of Moore & Associates on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years, there were no disagreements with Moore and Associates, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm. The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. A copy of the PCAOB Release can be accessed at the PCAOB website at http://www.pcaobus[dot]org.

On August 7, 2009, we engaged the accounting firm of Seale and Beers, CPAs as our new independent registered public accounting firm. Our board of directors approved the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs. During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult Seale and Beers regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

On September 22, 2009, we dismissed Seale and Beers, CPAs as our independent certifying accountants pursuant to the unanimous consent of our board of directors. We initially retained Seale and Beers on August 7, 2009, but the firm did not performed any auditing or accounting services nor has it issued any audit or other reports on our financial statements. Accordingly, since we retained Seale and Beers, we had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On September 22, 2009, we engaged GBH CPAs, PC, as our new independent registered public accountants. Our board of directors unanimously approved the engagement of GBH CPAs, PC. During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted GBH CPAs, PC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii) accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that:

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

Management, including our chief executive officer, also acting as chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

As of December 31, 2009, our principal officers identified material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Each material weakness is discussed below.

1. Inadequate and ineffective controls over the corporate financial statement close process

As a result of ineffective procedures and controls, our December 31, 2008 year-end financial statements were issued with a material misstatement which resulted in a material restatement that has been reflected in our restated consolidated financial statements for the year ended December 31, 2008. The ineffective procedures and controls occurred within our accounting process and involved account reconciliations, period cut-off procedures and manual journal entries that were not properly prepared and/or reviewed and approved. The Company intends to continue to rely on consulting professionals as needed until a permanent accounting and finance team is appointed. These weaknesses resulted in the material restatement identified by our accounting staff and/or our independent registered public accounting firm.

2. Inadequate and ineffective controls over the recognition of cost of revenue

We did not have adequate controls to ensure that cost of revenue was recorded in accordance with generally accepted accounting principles. Specifically, we noted the following with respect to our accounting for cost of revenue transactions:

•	our sales and operations teams did not communicate to our accounting staff all of the information necessary to record accurately our cost of revenue;

•	we did not have adequate procedures in place to validate the completeness and accuracy of the information that was provided to our accounting team by our sales and operations teams;

•	we did not make a complete assessment of our cost of revenue transactins, and did not utilize documentation necessary to support the Company's accounting conclusions.

These material weaknesses led to the restatement of our consolidated financial results for previously issued 2008 consolidated financial statements that are included in this Annual Report on Form 10-K. As a result of the material weaknesses described above, our management has determined that, as of December 31, 2009, we did not maintain effective internal control over financial reporting based on the COSO criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

        Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Remediation plans

Management plans to put in place the following measures to strengthen internal controls over financial reporting and address the material weaknesses described above. Our remediation efforts involve numerous business and accounting process improvements. The improvements are generally designed to: enhance the number of persons within the corporate accounting group with the technical experience to properly evaluate and account for accounting transactions, as well as to provide appropriate managerial oversight to our accounting staff,  improve the timeliness and access to information that is required by the accounting team in order to make appropriate assessments of transactions in accordance with generally accepted accounting principles.

The remediation plans that we plan to undertake, include the following measures:

Plans with respect to accounting personnel

•

Appoint a permanent Chief Financial Officer and enhance the number and quality of the composition of our corporate finance team. This will include the Company conducting an assessment of the current skill set to support the staffing of a finance group with the requisite expertise. We will review the composition of our team of salaried accounting professionals, in terms of skills, technical expertise and overall experience level.

•

Until such time as the review and hiring of salaried accounting professionals is finalized, we have engaged outside professionals to assist us in finalizing our accounting and related SEC reporting for the periods included in this Annual Report on Form 10-K. The Company plans to continue to rely on outside professionals as needed until a permanent staff is deployed.

Plans with respect to organization-wide personnel

•

Provide training to our sales, operations and accounting teams with respect to certain corporate governance and public company matters. The training will include guidelines and procedures to ensure that relevant information is promptly and completely communicated to the accounting team, or other senior management representatives, as appropriate. The training will also educate our sales, operations and accounting teams with respect to revenue recognition implications of certain activities, including discussions or other communications between our personnel and customers.

•	Develop procedures whereby the consistent application of our policies for cost of revenue recognition are understood and are able to be applied.

•

Develop enhanced procedures with respect to the review of facts, assumptions and other related information that has been reviewed or considered when reaching accounting conclusions. These procedures will be further enhanced by improved documentation, review and approvals of material facts and assumptions by management within the accounting function, and outside of the accounting function when deemed appropriate or necessary.

          Plans with respect to organization-wide processes and information systems

•

Review our information systems to assess which processes can be further automated including, as appropriate, the configuration of our information systems to allow for tracking of certain information that is not routinely captured currently. The accounting processes will be reviewed, and expanded as deemed necessary, to review and assess non-accounting information that is captured in our enterprise wide information systems, as certain of this information can assist the evaluation and documentation of accounting conclusions.

•

Redesign our key accounting processes with respect to our accounting team management’s oversight and review of accounting records, source documentation and related assumptions that form the basis for conclusions.

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures including the use of qualified external consultants and incremental management oversight and reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control. Despite our efforts to continually improve our control procedures and environment, we can not provide assurance that our remediation measures will be completed or become effective by any given date after 2009. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements and in the Company’s inability to file future financial statements with the SEC in a timely manner. Furthermore, any such unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors”- Our Audit Committee, management and independent auditors have identified material weaknesses in our internal procedures and controls, and we may be unable to develop, implement and maintain appropriate procedures and controls in future periods” in Part I of this Annual Report on Form 10-K.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Michael D. Parnell	51	Chief Executive Officer and Director
Timothy Young	44	Director
Phyllis Park	51	Secretary

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

Timothy Young was appointed as a director following the acquisition of Media Depot. Mr. Young is a graduate of Pepperdine University with a degree in Communications. He has worked in media sales management and revenue generation, specific to the Internet and television, for the past 15 years with a focused on revenue forecasting, sales training, and concept selling. In 2002, Mr. Young joined Time Warner Cable Inc. as Regional Vice President, responsible for over $200 million in revenue and 250 sales and marketing personnel. In 2007, Mr. Young joined Rovion Inc., a leading provider of on-line media solutions for web publishers, advertisers, media organizations and business users as President. In 2010 Mr. Young joined HyperSolar, Inc., a start-up company that develops solar concentrator technology, as Chief Executive Officer.

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

Except as set otherwise set forth herein, during the past five years, none of our officers, directors, promoters or control persons has had any of the following events occur:

•    any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•   any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•   being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and

•    being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that no reports were filed during the fiscal year 2009.

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

Prior to our acquisition of Media Depot in December 2007, we did not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.

In 2009, we did not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.

In 2009, the Company paid compensation of $ 78,000 to Matthew J. Hoff, its Business Manager. In 2008, Mr. Hoff earned $70,800. In 2009, the Company paid compensation of $ 78,000 to Michael D. Parnell, its President and CEO. In 2008, Mr. Parnell earned $67,166

Following the Media Depot acquisition, we assumed the employment agreements of Messrs. Hoff and Parnell. Each agreement is for a term of three years commencing January 1, 2007 and were renewed for an additional three years on January 1, 2010

Pursuant to the renewed agreements, Mr. Hoff is employed as the company’s business manager and Mr. Parnell as the Chief Executive Officer. Each employee will receive an annual salary of $96,000, in 2010, $110,000 in 2011 and $125,000 in 2012. Each employee is entitled to six weeks annual vacation and benefits generally extended to executive employees including health and hospitalization insurance for the employee and his family. Also, we may pay each employee an annual incentive bonus, the terms of which will be determined and approved by the board of directors.

Name and Principal	Other	Total
Position_____Year____Salary________Compensation____Compensation

Michael D. Parnell	2009	$78,000	$ --	$78,000
(C.E.O)	2008	$67,166	$--	$67,166
2007	$62,666	$--	$62,666

Matthew J. Hoff	2009	$78,000	$ --	$78,000
(Business Manager)	2008	$70,800	$--	$70,800
2007	$62,700	$--	$62,700

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 15, 2010 with respect to the beneficial ownership of our common stock:

●	each stockholder believed to be the beneficial owner of more than 5% of our common stock;

●	by each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

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

(2)  Percentage ownership is based on 5.0 million shares of common stock outstanding as of April 15, 2010.

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

We do not have an audit committee and therefore our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our former independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our annual report for the year ended December 31, 2008 and for the review of quarterly financial statements included in our quarterly reports during 2008, were $13,300. Moore & Associates also billed $2,500 for the review of our quarterly financial statements include in our quarterly reports during 2009. Our other former independent auditors Seal and Beers, CPAs did not bill us for services in 2009.

GBH CPAs, PC, our new auditors as of September 2009, billed us $28,000 for the audits of our annual financial statements included in this annual report for the years ended December 31, 2009 and 2008 and for the review of quarterly financial statements included in our quarterly report for September 30, 2009.

Audit Related Fees

For the year ended December 31, 2009 and 2008, there were no fees billed for assurance and related services by our former auditors, Moore & Associates and Seale and Beers, or our current auditors GBH CPAs, PC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2009 and 2008, no fees were billed by our former auditors, Moore & Associates and Seale and Beers, or our current auditors GBH CPAs, PC, for tax compliance, tax advice and tax planning.

We do not use GBH CPAs, PC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage GBH CPAs, PC to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by GBH CPAs, PC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining GBH CPAs, PC’s independence.

PART 1V

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name

2.1*	Agreement and Plan of Merger with Media Depot, Inc. and Calypso Acquisitions, Inc. [Included as Appendix C to 14C Information Statement filed with SEC on December 10, 2007]
2.2*	Merger Agreement (Change of Domicile) [Included as Appendix B to 14C Information Statement filed with SEC on December 10, 2007]
3.1*	Articles of Incorporation (Nevada – change of domicile) [Included as Appendix A to 14C Information Statement filed with SEC on December 10, 2007]
3.2*	By-Laws [Filed as Exhibit to the Form 10-SB registration statement filed with SEC on July 28, 2000]
4.1*	Instrument defining security holder rights [Filed as Exhibit to Form SB-2 Registration Statement filed with SEC on November 17, 1999]
10.1*	Employment Contract of Matthew J. Hoff [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
10.2*	Employment Contract of Michael D. Parnell [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
10.3*	Incentive Acquisition Agreement [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
10.4	Employment Contract of Matthew J. Hoff as of January 1, 2010
10.5	Employment Contract of Michael D. Parnell as of January 1, 2010
21.1*	Subsidiaries [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
31.1	Certification of C.E.O. and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Form of lock-up / leak-out agreement (included in initial Form S-1 registration statement filed with SEC on September 3, 2008)

________________

*	Previously filed as indicated.

CALYPSO MEDIA SERVICES GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets	27

Consolidated Statements of Operations	28

Consolidated Statements of Stockholders’ Equity	29

Consolidated Statements of Cash Flows	30

Notes to the Consolidated Financial Statements	31

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Calypso Media Services Group, Inc.

Montoursville, Pennsylvania

We have audited the accompanying consolidated balance sheets of Calypso Media Services Group, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calypso Media Services Group, Inc. as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The 2008 consolidated financial statements have been restated for the correction of an error. See Note 4 to the consolidated financial statements describing the restatement.

/s/ GBH CPAs, PC

www.gbhcpas[dot]com

Houston, Texas

April 15, 2010

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008
CURRENT ASSETS		(Restated)

Cash	$175,570	$239,143
Accounts receivable, net	351,327	416,501

Total Current Assets	526,897	655,644

FIXED ASSETS

Office equipment	208,571	182,405
Leasehold improvements	25,754	25,754
Accumulated depreciation	(168,169)	(145,078)

Total Fixed Assets	66,156	63,081

TOTAL ASSETS	$593,053	$718,725

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$92,279	$196,752

Total Current Liabilities	92,279	196,752

STOCKHOLDERS' EQUITY

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 5,000,000 shares	50	50
issued and outstanding, respectively
Additional paid-in capital	19,920	19,920
Retained earnings	480,804	502,003

Total Stockholders' Equity	500,774	521,973

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$593,053	$718,725

The accompanying notes are an integral part of these consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
		(Restated)
ADVERTISING REVENUES	$3,105,470	$3,581,638

COST OF REVENUES	2,288,496	2,653,007

GROSS PROFIT	816,974	928,631

OPERATING EXPENSES

General and administrative	817,737	938,885
Depreciation expense	23,091	16,782

Total Operating Expenses	840,828	955,667

Loss from Operations	(23,854)	(27,036)

OTHER INCOME

Interest income	2,655	4,932

Total Other Income	2,655	4,932

LOSS BEFORE INCOME TAXES	(21,199)	(22,104)
INCOME TAX BENEFIT	-	(3,860)

Net Loss	$(21,199)	$(18,244)

PER SHARE DATA:

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2007	5,000,000	$50	$19,920	$520,247	$540,217

Net loss for the year ended
December 31, 2008 (restated)	-	-	-	(18,244)	(18,244)

Balance, December 31, 2008	5,000,000	50	19,920	502,003	521,973

Net loss for the year ended
December 31, 2009	-	-	-	(21,199)	(21,199)

Balance, December 31, 2009	5,000,000	$50	$19,920	$480,804	$500,774

The accompanying notes are an integral part of these consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
OPERATING ACTIVITIES		(Restated)

Net loss	$(21,199)	$(18,244)
Adjustments to Reconcile Net Loss to Net Cash
Provided (Used) by Operating Activities:
Depreciation and amortization	23,091	16,782
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable	65,174	163,467
Decrease in prepaid expenses	-	2,498
Decrease in income taxes payable	-	(3,860)
Increase (decrease) in accounts payable	(104,473)	146,099

Net Cash Provided (Used) By
Operating Activities	(37,407)	306,742

INVESTING ACTIVITIES

Purchase of fixed assets	(26,166)	(36,939)

Net Cash Used By
Investing Activities	(26,166)	(36,939)

FINANCING ACTIVITIES

Repayment of shareholder loans	-	(62,200)

Net Cash Used By	-	(62,200)
Financing Activities

INCREASE (DECREASE) IN CASH	(63,573)	207,603

CASH AT BEGINNING OF YEAR	239,143	31,540

CASH AT END OF YEAR	$175,570	$239,143

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash Financing Activities:
None	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 - NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Organization and Business Activities

Calypso Media Services Group, Inc. (the Company) was incorporated under the laws of the State of Delaware on July 27, 1999. The Company’s principal business objective is that of offering a full line of advertising services to manufacturers, distributors and dealers across the United States and Canada. The Company specializes in co-op advertising and offers services ranging from buying and planning media in radio, TV, cable, print or outdoor advertising, to creating print ads and producing electronic commercials.

b. Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year end. The financial statements present the consolidated operations of Calypso Media Services Group, Inc., Media Depot, Inc. and Media Max, Inc. on a consolidated basis from January 1, 2001 All significant intercompany transactions and balances have been eliminated.

c. Property and Equipment

Property and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. The useful lives of the Company’s property and equipment ranges from 5 to 7 years.  During fiscal years 2009 and 2008, depreciation expense was $23,091, and $16,782, respectively.

d. Cash and Cash Equivalents

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

f. Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

g. Accounts Receivable

The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $104,056 as of December 31, 2009 and 2008.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -	NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Concentrations of Risk

The Company’s bank accounts are held by insured institutions. The funds are insured up to $250,000. At December 31, 2009, the Company’s bank deposits did not exceed the insured amounts.

The Company's three largest clients account for approximately 50% and 40% of total revenues for the years ended December 31, 2009 and 2008, respectively. A significant reduction in advertising and marketing spending by its largest clients, or the loss of one or more of these clients, if not replaced by new client accounts or an increase in business from existing clients, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

i. Earnings (Loss) Per Share

The computation of basic net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity securities. There are no such common stock equivalents outstanding as of December 31, 2009 and 2008.

j. Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as an entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -	NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

j. Income Taxes

The income tax provision differs from the amount of income tax (benefit) determined by applying the U.S. federal and state income tax rates to pretax income (loss) from continuing operations for the years ended December 31, 2009 and 2008. The components of income tax expense (benefit) are as follows:

	2009	2008
Income tax expense (benefit) at statutory rate	$(2,613)	$(3,860)
Change in valuation allowance	2,613	--

Income tax expense (benefit)	$-	$(3,860)

Deferred tax assets and the valuation account are as follows:

	2009	2008
Net operating loss carryforwards	$21,082	$18,469
Valuation allowance	(21,082)	(18,469)
Net deferred tax asset	$-	$-

i. Income Taxes

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

k. Stock-based compensation.

Pursuant to our employee stock plan, eight employees are entitled to receive a total of 134,000 shares of our common stock. An aggregate of 180,000 shares are authorized to be issued under the plan. All issued shares will remain in trust and ownership will not vest with the individual employee until certain employment criteria have been met. Each employee must execute an employment agreement with the Company and continuously remain an employee for the time period indicated below.

Time Period	Percent of Shares Vested
12 months from the date employment agreement is signed	25%
24 months from the date employment agreement is signed	25%
36 months from the date employment agreement is signed	25%
48 months from the date employment agreement is signed	25%

Upon an employee fulfilling each time period of employment, we will deliver to the employee a stock certificate for that percentage of common shares indicated above. In the event an employee does not enter into an employment agreement or fails to fulfill any of the applicable time periods of employment, those

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

shares of common stock not so earned by and vested with the employee will be delivered to the company and canceled.

NOTE 1 -	NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

k. Stock-based compensation.

The plan shares are being issued pursuant to an exemption from registration under the Securities Act. We have included an aggregate of 30,000 shares previously issued under the plan in a registration statement that became effective on December 29, 2008. These shares may be sold or transferred by the holders without restriction. The balance of the shares is considered restricted securities and may be sold or transferred only pursuant to a registration statement or an appropriate exemption from registration. Except for the 30,000 shares previously issued, the Company has not issued any shares under the plan or other share-based payments to its employees.

l. Impairment of Long-Lived Assets

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

m. Impact of Recent Accounting Pronouncements

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

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding historical standards.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -	NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

m. Impact of Recent Accounting Pronouncements (continued)

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 -	SIGNIFICANT EVENTS

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

NOTE 3 -	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) The Company’s management reviewed all material events through April 15, 2010 and there are no material subsequent events to report.

NOTE 4 – RESTATEMENT OF FINANCIALS STATEMENTS

On August 27, 2009 the Company was informed that the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore & Associates who was serving as the Company’s independent registered public accounting firm. The revocation was a result of Moore’s violation of PCAOB rules and auditing standards. This revocation of Moore’s registration required the Company to have the financial statements previously issued reaudited for the fiscal years ended December 31, 2008.

This reaudit produced material differences from the previously filed versions. These misstatements are the result of the Company failing to accrue various marketing (cost of revenues) and general & administrative expenses prior to the fiscal year end at December 31, 2008. This resulted in the Company understating cost of revenues and total expenses as well as accounts payable at December 31, 2008. The reallocation of expense between periods also affected the Company’s tax obligation. The Company reclassified certain expenses that were classified as operating expenses into cost of revenues thus affecting the previously reported gross profit. The Company also reclassified capitalized fixed assets between classes and adjusted a deferred income tax payable.

Included in this filing are the restated 2008 fiscal year consolidated financial statements. For comparative purposes, the table below presents the previously reported and restated balance sheet and statement of operations.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 4 – RESTATEMENT OF FINANCIALS STATEMENTS (CONTINUED)

Consolidated Balance Sheets
ASSETS
	As Previously Reported December 31,	As Restated December 31,	Net
	2008	2008	Change
CURRENT ASSETS	655,644	655,644	-
FIXED ASSETS
Office equipment	25,754	182,405	(156,651)
Leasehold improvements	182,405	25,754	156,651
Accumulated depreciation	(145,078)	(145,078)	-
Total Fixed Assets	63,081	63,081	-
TOTAL ASSETS	$718,725	$718,725	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$99,633	$196,752	$(97,119)
Deferred income taxes payable	33,116	-	33,116
Total Current Liabilities	132,749	196,752	(64,003)

STOCKHOLDERS' EQUITY
Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 5,000,000 shares
issued and outstanding, respectively	50	50
Additional paid-in capital	19,920	19,920	-
Retained earnings	566,006	502,003	64,003
Total Stockholders' Equity	585,976	521,973	64,003
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$718,725	$718,725	$-

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 4 – RESTATEMENT OF FINANCIALS STATEMENTS (CONTINUED)

Consolidated Statements of Operations

	As Previously Reported Year Ended	As Restated Year Ended
	December 31,	December 31,	Net
	2008	2008	Change
		(Restated)
ADVERTISING REVENUES	$3,581,638	$3,581,638	$-
COST OF REVENUE	1,194,212	2,653,007	1,458,795
GROSS PROFIT	2,387,426	928,631	(1,458,795)
OPERATING EXPENSES
General and administrative	2,300,560	938,885	(1,361,675)
Depreciation expense	16,782	16,782	-
Total Operating Expenses	2,317,342	955,667	(1,361,675)
Income (Loss) from Operations	70,084	(27,036)	(97,120)
OTHER INCOME
Interest income	4,931	4,932	1
Total Other Income	4,931	4,932	1
(LOSS) BEFORE INCOME TAXES	75,015	(22,104)	(97,119)
INCOME TAX (BENEFIT)	29,256	(3,860)	(33,116)
Net Income (Loss)	$45,759	$(18,244)	$(64,003)
PER SHARE DATA:

BASIC AND DILUTED INCOME (LOSS)
PER SHARE	$0.01	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000	-

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has entered into an acquisition agreement with two of its principals, Matthew J. Hoff and Michael D. Parnell, as an incentive to locate and acquire new businesses associated with the advertising industry. This would include, but not be limited to businesses such as advertising agencies, printing and public relations firms. The agreement provides that if the Company makes an acquisition through the efforts of for Messrs. Hoff and Parnell, they will be entitled to a fee of 10% of the value of the acquisition. Payment of the fee may be in cash or in shares of our common stock. We have assumed the agreement following the acquisition of Media Depot. No prospective acquisitions have been identified as of the date hereof and there can be no assurance that any acquisition will be made in the future.

The Company’s principal offices in Montoursville, Pennsylvania are leased from the Hoff Family Limited Partnership that is controlled by Matthew Hoff, a founder of Media Depot and a principal stockholder of Calypso. This agreement was entered into before we acquired Media Depot and has been continued following the acquisition. Lease payments are $1,500 per month and renews monthly.

Our Lonoke, Arkansas offices are leased from the J.S. Parnell Trust, of which our C.E.O. Michael D. Parnell is trustee. This agreement was entered into before we acquired Media Depot and has been continued following the acquisition. Lease payments are $916 per month and renews monthly.

Litigation

The Company is party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to our financial position or results of operations after consideration of recorded accruals although actual amounts could differ materially from management’s estimate that are reasonably possible to occur will not have a material adverse affect on the Company’s financial position or results of operations. There is no litigation or contingencies that require accrual or disclosure as of December 31, 2009.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calypso Media Services Group, Inc.

By:	/S/	MICHAEL D. PARNELL_____

Michael D. Parnell

Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated:	April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

April 15, 2010

/S/	MICHAEL D. PARNELL	Chief Executive Officer and director
Michael D. Parnell

(Principal Accounting Officer)

(Principal Financial Officer)

April 15, 2010
/S/	TIMOTHY YOUNG	Director
Timothy Young