Form 10-Q
period 2010-03-31
CALYPSO MEDIA SERVICES GROUP, INC
filed 2010-05-17
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                        Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 17, 2010

Common Stock, $0.00001 par value	5,000,000

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T).	Controls and Procedures	10

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	(Removed and Reserved)	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures	12

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of Calypso Media Services Group, Inc. at March 31, 2010 and related unaudited statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2010 and 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2009 audited financial statements included in our annual report of Form 10-K. Operating results for the period ended March 31, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Balance Sheets (Unaudited)

ASSETS

	March 31,	December 31,
	2010	2009
CURRENT ASSETS

Cash	$171,092	$175,570
Accounts receivable, net	320,018	351,327

Total Current Assets	491,110	526,897

FIXED ASSETS

Office equipment	208,571	208,571
Leasehold improvements	25,754	25,754
Accumulated depreciation	(174,596)	(168,169)

Total Fixed Assets	59,729	66,156

TOTAL ASSETS	$550,839	$593,053

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$66,614	$92,279

Total Current Liabilities	66,614	92,279

STOCKHOLDERS' EQUITY

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 5,000,000 shares
issued and outstanding, respectively	50	50
Additional paid-in capital	19,920	19,920
Retained earnings	464,255	480,804

Total Stockholders' Equity	484,225	500,774

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$550,839	$593,053

The accompanying notes are an integral part of these consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

ADVERTISING REVENUES	526,614	833,751
COST OF SALES	260,462	373,330
GROSS MARGIN	266,152	460,421

OPERATING EXPENSES

General and administrative	280,289	262,160
Depreciation expense	6,427	5,334

Total Operating Expenses	286,716	267,494

INCOME (LOSS) FROM OPERATIONS	(20,564)	192,927

OTHER INCOME (EXPENSES)

Interest income	155	351

Total Other Income	155	351

INCOME BEFORE INCOME TAXES	(20,409)	193,278
INCOME TAX EXPENSE (BENEFIT)	(3,860)	75,379
NET INCOME (LOSS)	$(16,549)	$117,899

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$0.02

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statement of Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2008	5,000,00	$50	$19,920	$502,003	$521,973

Net loss for the year
ended December 31, 2009	-	-	-	(21,199)	(21,199)

Balance, December 31, 2009	5,000,000	50	19,920	480,804	500,774

Net loss for the three months
ended March 31, 2010	-	-	-	(16,549)	(16,549)

Balance, December 31, 2009	5,000,000	$50	$19,920	$464,255	$484,225

The accompanying notes are an integral part of these consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES

Net income (loss)	$(16,549)	$117,899
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided (Used) by Operating Activities:
Depreciation and amortization	6,427	5,334
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts receivable	31,309	(225,154)
Increase (decrease) in accounts payable
and accrued expenses	(25,665)	102,176

Net Cash Provided (Used) by Operating Activities	(4,478)	255

INVESTING ACTIVITIES

Purchase of fixed assets	-	(8,589)

Net Cash Used in Investing Activities	-	(8,589)

FINANCING ACTIVITIES	-	-

DECREASE IN CASH	(4,478)	(8,334)
CASH AT BEGINNING OF PERIOD	175,570	239,143
CASH AT END OF PERIOD	$171,092	$230,809

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements included in the Company’s Form 10-K as filed with the SEC. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company does not expect accounting standards or interpretations issued or recently adopted to have, or did have, a material impact on the Company’s consolidated financial position, operations or cash flows.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of

Operations

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

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

Results of Operations

For the three month periods ended March 31, 2010 and 2009.

The following table sets forth the percentage relationship to total revenues of principal items contained in the our statements of operations for the three month periods ended March 31, 2010 and 2009. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended
March 31,______
2010	2009
(Unaudited)
Total revenues	100%	100%
Cost of goods sold	49%	45%
Gross margin	51%	55%
Total operating expenses	53%	32%
Income (loss) from operations	(4)%	23%
Other income	0%	0%
Income before income taxes	(4)%	23%
Income tax expense (benefit)	(1)%	9%
Net income (loss)	(3)%	14%

__________________________________

Three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Total revenues for the three-month period (“first quarter”) ended March 31, 2010 decreased approximately 37% to $526,614, when compared to $833,751 for first quarter of 2009. The decrease is attributed to the poor overall economic conditions. Cost of goods sold decreased 30% to $260,462 in the first quarter of 2010 from $373,330 in the first quarter of 2009, attributed primarily to the decrease in revenue. As a percentage of total revenues, cost of goods sold increased from 45% in the first quarter of 2009 to 49% in the first quarter in 2010, which is a result of the Company discounting some of its products and services in order to spur sales growth.

Total operating expenses for the first quarter of 2010 were $286,716, a 7% increase when compared to $267,493 during the first quarter of 2009. The increase is due primarily to an increase in general and administrative expenses attributed to an increase in payroll expenses. Due to the above, we realized a net operating loss for the first quarter of 2010 of $20,564 as compared to a net operating profit of $192,927 in

2009. After interest of $155 and a net tax benefit of $3,860, we had an overall net loss of $16,549 in 2010. In 2009, we had a net income of $117,899 after $351 in interest expense and $75,379 in income tax allowances.

Liquidity and Capital Resources

At March 31, 2010, we had total current assets of $491,110, consisting of cash of $171,092 and accounts receivable of $320,018. At December 31, 2009, we had total current assets of $526,897, consisting of $175,570 in cash and $351,327 in accounts receivable. Working capital at March 31, 2010 was $424,496 compared to $434,618 at December 31, 2009. This decrease in working capital is primarily due to a 9% decrease in accounts receivable, partially offset by the 30% decrease in accounts payable and accrued expenses at March 31, 2010.

At March 31, 2010, we had total assets of $550,839 and stockholders’ equity of $484,225, compared to total assets of $593,053 and stockholders' equity of $500,774 at December 31, 2009. Net cash used by operating activities was $4,478 for the first quarter of 2010, compared to net cash provided of $255 for the first quarter of 2009. The first quarter 2010 result is primarily attributed to the net loss and $25,665 decrease in accounts payable for the period due to our working to reduce operating expense in reaction to lowers sales figures and was partially offset by the $31,309 decrease in accounts receivable. The first quarter of 2009 result reflects the $117,899 net income for the period and the $102,176 increase in accounts payable due to increased costs associated with higher sales, particularly in cost of sales, partially offset by the $225,154 increase in accounts receivable due to the same increase in sales during the quarter.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective due to a lack of segregation of duties and no audit committee. As resources become available to our company, we plan to begin to hire sufficient employees to maintain adequate internal controls.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On April 28, 2010, Timothy Young resigned as a director of our company. Mr. Young’ resignation was for personal reasons and was not due to any disagreement with the company. The remaining director, Michael D. Parnell, has not appointed a successor to Mr. Young but will be considering possible candidates in the near future.

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

CALYPSO MEDIA SERVICES GROUP, INC.

Date: May 17, 2010	By:	/s/ MICHAEL D. PARNELL
Michael D. Parnell

President, C.E.O. and Director

(Principal Accounting Officer)