Form 10-Q
period 2010-06-30
CALYPSO MEDIA SERVICES GROUP, INC
filed 2010-08-16
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Don not check if a smaller reporting company.)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 16, 2010
Common Stock, $0.00001 par value	5,000,000

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Unaudited Condensed Consolidated Financial Statements and Footnotes

The accompanying unaudited condensed consolidated balance sheets of Calypso Media Services Group, Inc. at June 30, 2010 and related unaudited condensed consolidated statements of operations, stockholders' equity and cash flows for the three and six months ended June 30, 2010 and 2009, have been prepared by management in conformity with United States generally accepted accounting principles and the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2009 annual report on Form 10-K.  Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

CALYPSO MEDIA SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2010	2009
CURRENT ASSETS

Cash	$149,116	$175,570
Accounts receivable, net	601,920	351,327

Total Current Assets	751,036	526,897

PROPERTY AND EQUIPMENT, net	53,302	66,156

TOTAL ASSETS	$804,338	$593,053

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$141,428	$92,279
Income taxes payable	35,294	-

Total Current Liabilities	176,722	92,279

STOCKHOLDERS' EQUITY

Preferred stock: 10,000,000 shares authorized,
at $0.001 par value, no shares issued
and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized,
At $0.00001 par value, 5,000,000 shares
issued and outstanding, respectively	50	50
Additional paid-in capital	19,920	19,920
Retained earnings	607,646	480,804

Total Stockholders' Equity	627,616	500,774

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$804,338	$593,053

The accompanying notes are an integral part of these condensed consolidated financial statements

CALYPSO MEDIA SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

ADVERTISING REVENUES	$1,000,575	$908,724	$1,527,189	$1,742,475
COST OF SALES	623,109	638,887	883,570	1,012,217
GROSS MARGIN	377,466	269,837	643,619	730,258

OPERATING EXPENSES

General and administrative	188,901	172,606	469,190	434,766
Depreciation expense	6,428	5,334	12,855	10,668

Total Operating Expenses	195,329	177,940	482,045	445,434

INCOME FROM OPERATIONS	182,137	91,897	161,574	284,824

OTHER INCOME (EXPENSES)

Interest income	619	817	774	1,168
Interest expense	(212)	-	(212)	-

Total Other Income	407	817	562	1,168

INCOME BEFORE INCOME TAXES	182,544	92,714	162,136	285,992
INCOME TAX EXPENSE	39,154	36,158	35,294	111,537

NET INCOME	$143,390	$56,556	$126,842	$174,455

BASIC AND DILUTED
INCOME PER SHARE	$0.03	$0.01	$0.03	$0.03

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING--BASIC
AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2008	5,000,000	$50	$19,920	$502,003	$521,973

Net loss for the year
ended December 31, 2009	-	-	-	(21,199)	(21,199)

Balance, December 31, 2009	5,000,000	50	19,920	480,804	500,774

Net income for the six months
ended June 30, 2010	-	-	-	126,842	126,842

Balance, June 30, 2010	5,000,000	$50	$19,920	$607,646	$627,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES

Net income	$126,842	$174,455
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Depreciation and amortization	12,854	10,668
Changes in Operating Assets and Liabilities:
Accounts receivable	(250,593)	(159,007)
Income taxes payable	35,294	-
Accounts payable
and accrued expenses	49,149	84,156

Net Cash Provided (Used) by Operating Activities	(26,454)	110,272

INVESTING ACTIVITIES

Purchase of fixed assets	-	(21,040)

Net Cash Used in Investing Activities	-	(21,040)

FINANCING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH	(26,454)	89,232
CASH AT BEGINNING OF PERIOD	175,570	239,143

CASH AT END OF PERIOD	$149,116	$328,375

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for:
Interest expense	$212	$-
Income taxes	$-	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 2009 annual report on Form 10-K .  The results of operations for the periods ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 -- STOCKHOLDERS' EQUITY

On December 14, 2009 the Company's board of directors approved an amendment to the Company's Articles of Incorporation to change the Company's authorized capitalization from 20,000,000 shares of common stock, par value $0.00001 per share to 100,000,000 shares of common stock, par value $0.00001 per share and to add 10,000,000 shares of "blank check" preferred stock, par vlue $0.001 per share.

Calypso filed an Article of Amendment on December 14, 2009 with the State of Nevada and obtained such approval.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management reviewed all material events through the issuance date of this report and there are no material subsequent events to report.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated  financial statements and notes thereto appearing elsewhere in this Form 10-Q.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations for the three and six month periods ended June 30, 2010 and 2009.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Advertising revenues	100%	100%	100%	100%
Cost of sales	62%	70%	58%	58%
Gross margin	38%	30%	42%	42%
Total operating expenses	20%	20%	32%	26%
Income from operations	18%	10%	10%	16%
Other income (expense)	-%	-%	-%	-%
Income before income taxes	18%	10%	10%	16%
Income tax expense	4%	4%	2%	6%
Net income	14%	6%	8%	10%

__________________________________

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Total advertising revenues for the three-month period (“second quarter”) ended June 30, 2010 increased approximately 10% to $1,000,575, as compared to $908,724 for the second quarter of 2009.  This result is attributed to increased advertising revenues from existing and new clients during the quarter.  Cost of sales decreased 2% to $623,109 in the second quarter of 2010 from $638,887 in the second quarter of 2009, due to a different media mix for our clients.  As a percentage of total revenues, cost of sales decreased from 70% in the second quarter of 2009 to 62% in the second quarter in 2010, which reflects the different media mix.

Total operating expenses for the second quarter of 2010 were $195,329, a 10% increase when compared to $177,940 during the second quarter of 2009.  This result is due primarily to the 10% increase in general and administrative expenses from $172,606 for the second quarter of 2009 to $188,901 for the second quarter of 2010 attributed to an increase in employee and related expenses.  Total expenses as a percentage of total revenues remained constant at 20% for each of the second quarters of 2009 and 2010, which reflects similar increases in both revenues and expenses.  Net income for the second quarter of 2010, after an income tax expense of $39,154, was $143,390 ($0.03 per share), a 154% increase when compared to the net income of $56,556 ($0.01 per share) after an income tax expense of $36,158 in the 2009 period.

Six months ended June 30, 2010 compared to six months ended June 30, 2009.

Total advertising revenues for the six-month period ended June 30, 2010 were $1,527,189, a 12% decrease from $1,742,475 for the 2009 six-month period due to the current unstable economic conditions  which has resulted in a reduction of advertising plans and budgets.  Cost of goods sold decreased 13% to $883,570 in the first six months of 2010 from $1,012,217 in the comparable 2009 period, primarily due to a reduction in our client’s advertising budgets.  As a percentage of total revenues, cost of sales remained constant at 58% for the first six months of 2009 and 2010, which reflects comparable decreases in both total advertising revenues and costs of sales.

Total operating expenses for the first six months of 2010 were $482,045, an 8% increase as compared to $445,434 during the same 2009 period.  This increase is primarily attributed to the 8% increase in general and administrative expenses from $434,766 for the first six months of 2009 to $469,190 for the 2010 period due to an increase in employee and related expenses.  Total operating expenses as a percentage of total revenues increased from 26% in 2009 to 32% in 2010 primarily due to the increase in employees and related expenses.  Net income for the first six months of 2010, after an income tax expense of $35,294, was $126,842 ($0.03 per share), a 27% decrease from net income of $174,455 ($0.03 per share) after an income tax expense of $111,537 in the 2009 period.

Liquidity and Capital Resources

At June 30, 2010, we had total current assets of $751,036, consisting of cash of $149,116 and accounts receivable of $601,920.  At December 31, 2009, we had total current assets of $526,897, consisting of $175,570 in cash and $351,327 in accounts receivable.  Working capital at June 30, 2010 was $574,314 compared to $434,618 at December 31, 2009.  This increase in working capital is primarily due to a 71% increase in accounts receivable due to increased billing for existing and new clients.  The increase in working capital was partially offset by the 15% decrease in cash due to billing cycles of new clients, 53% increase in accounts payable and accrued expenses due to media costs associated with new clients, and the inclusion of $35,294 in income taxes payable at June 30, 2010.

At June 30, 2010, we had total assets of $804,338 and stockholders’ equity of $627,616, compared to total assets of $593,053 and stockholders' equity of $500,774 at December 31, 2009.  Net cash used by operating activities was $26,454 for the first six months of 2010, compared to net cash provided of $110,272 for the first six months of 2009.  The 2010 result is primarily attributed to the decrease in net income and the $250,593 increase in accounts receivable for the period.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective due to a lack of segregation of duties and no audit committee.  As resources become available to our company, we plan to begin to hire sufficient employees to maintain adequate internal controls.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CALYPSO MEDIA SERVICES GROUP, INC.

Date: August 16, 2010	By:	/S/ MICHAEL D. PARNELL
Michael D. Parnell
President, C.E.O. and Director
(Principal Accounting Officer)