Form 10-Q
period 2010-09-30
CALYPSO MEDIA SERVICES GROUP, INC
filed 2010-11-16
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Don not check if a smaller reporting company.)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 15, 2010
Common Stock, $0.00001 par value	5,000,000

PART  I   —   FINANCIAL INFORMATION
Item 1.                 Financial Statements

Consolidated Financial Statements

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2010	2009
CURRENT ASSETS	(Unaudited)

Cash	$197,380	$175,570
Accounts receivable less allowance for doubtful accounts
of $86,141 and $74,656, respectively	597,880	351,327
Prepaid expenses	50,000	-

Total Current Assets	845,260	526,897

Property and equipment, net	46,873	66,156

TOTAL ASSETS	$892,133	$593,053

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$272,267	$92,279
Income taxes payable	10,492	-

Total Current Liabilities	282,759	92,279

STOCKHOLDERS' EQUITY
Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares
issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 5,000,000 shares
issued and outstanding, respectively	50	50
Additional paid-in capital	19,920	19,920
Retained earnings	589,404	480,804

Total Stockholders' Equity	609,374	500,774

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$892,133	$593,053

The accompanying notes are an integral part of these financial statements.

	-	-

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

ADVERTISING REVENUES	$1,070,307	$752,244	$2,597,496	$2,494,719
COST OF SALES	828,817	705,919	1,712,387	1,718,136
GROSS MARGIN	241,490	46,325	885,109	776,583

OPERATING EXPENSES

General and administrative	278,311	247,563	747,501	682,329
Depreciation expense	6,428	7,194	19,283	17,862

Total Operating Expenses	284,739	254,757	766,784	700,191

INCOME (LOSS) FROM OPERATIONS	(43,249)	(208,432)	118,325	76,392

OTHER INCOME (EXPENSES)

Interest income	205	868	979	2,036
Interest expense	-	-	(212)	-

Total Other Income	205	868	767	2,036

INCOME (LOSS) BEFORE INCOME TAXES	(43,044)	(207,564)	119,092	78,428
INCOME TAX EXPENSE (BENEFIT)	(24,802)	(80,267)	10,492	31,270

NET INCOME (LOSS)	$(18,242)	$(127,297)	$108,600	$47,158

BASIC AND DILUTED
INCOME (LOSS) PER SHARE	$(0.00)	$(0.03)	$0.02	$0.01

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF
SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2009	5,000,000	50	19,920	480,804	500,774

Net income for the nine months
ended September 30, 2010	-	-	-	108,600	108,600

Balance, September 30, 2010	5,000,000	$50	$19,920	$589,404	$609,374

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES

Net income	$108,600	$47,158
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Depreciation and amortization	19,283	17,862
Changes in Operating Assets and Liabilities:
Accounts receivable	(246,553)	(6,157)
Prepaid expenses	(50,000)	-
Deferred income taxes	10,492	31,270
Accounts payable and accrued expenses	179,988	(95,694)

Net Cash Provided by Operating Activities	21,810	(5,561)

INVESTING ACTIVITIES

Purchase of fixed assets	-	(25,047)

Net Cash Used in Investing Activities	-	(25,047)

FINANCING ACTIVITIES	-	-

INCREASE IN CASH	21,810	(30,608)
CASH AT BEGINNING OF PERIOD	175,570	239,143

CASH AT END OF PERIOD	$197,380	$208,535

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for:
Interest expense	$212	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CALYPSO MEDIA SERVICES GROUP, INC.
Notes to Unaudited Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated balance sheets of Calypso Media Services Group, Inc. at September 30, 2010 and related unaudited consolidated statements of operations, stockholders' equity and cash flows for the three and nine months ended September 30, 2010 and 2009, have been prepared by management in conformity with United States generally accepted accounting principles and the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2009 annual report on Form 10-K.  Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

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

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had, or is not expected to have, a material impact on the Company’s financial position, or results from operations.

NOTE 3 – INCOME TAXES

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the periods ended September 30, 2010 and 2009. The components of income tax expense are as follows:

CALYPSO MEDIA SERVICES GROUP, INC.
Notes to Unaudited Consolidated Financial Statements

NOTE 3 -- INCOME TAXES (CONTINUED)

	2010	2009

Income tax expense (benefit) at statutory rate	$31,574	$31,270
Net operating loss carryforward	(21,082)	-
Income tax expense (benefit)	$(10,492)	$(31,270)

Deferred tax assets and the valuation account are as follows:

	2010	2009

Net operating loss carryforwards	$-	$21,082
Valuation allowance	-	(21,082)
Net deferred tax asset	$-	$-

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of prior year operating loss carryforwards.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date these financial statements were available for issuance and there are no material subsequent events to report.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations for the three and nine-month periods ended September 30, 2010 and 2009.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Advertising revenues	100%	100%	100%	100%
Cost of sales	77%	94%	66%	69%
Gross margin	23%	6%	34%	31%
Total operating expenses	27%	34%	29%	28%
Income (loss) from operations	(4%)	(28%)	5%	3%
Other income (expense)	- %	- %	- %	- %
Income (loss) before income taxes	(4%)	(28%)	5%	3%
Income tax expense (benefit)	(2%)	(11%)	1%	1%
Net income (loss)	(2%)	(17%)	4%	2%

Three months ended September 30, 2010 compared to the three months ended September 30, 2009.

         Total advertising revenues for the three-month period (“third quarter”) ended September 30, 2010 increased approximately 42% to $1,070,307, as compared to $752,244 for the third quarter of 2009.  This result is attributed to increased advertising revenues from existing and new clients during the quarter, primarily due to customers confidence returning as the economic outlook improves from 2009 and early 2010.  Customers who previously suspended or delayed advertising have contributed to the increases in the third quarter. Cost of sales increased 17% to $828,817 in the third quarter of 2010 from $705,919 in the third quarter of 2009, correlating with the increase in revenues. As a percentage of total revenues, cost of sales decreased from 94% in the third quarter of 2009 to 77% in the third quarter in 2010 due to a different media mix sold to our clients.  This decrease brings current cost of sales more in line with historical averages and management expects cost of sales as a percentage of revenues to be relatively stable in the future.

          Total operating expenses for the third quarter of 2010 increased 12% to $284,739 compared to $254,757 for the third quarter of 2009.  This result is due primarily to the 12% increase in general and administrative expenses from $247,563 for the third quarter of 2009 to $278,311 for the third quarter of 2010. The increase in general and administrative expenses is attributable to costs incurred related to increased sales and cost of sales activity during the quarter, primarily due to an increase in our workforce over 2009.  Total operating expenses as a percentage of total revenues decreased from 34% for the third quarter of 2009 to 27% for the comparable 2010 period, which is a result of the increased sales.  In prior periods, we increased our work force and, as a result, took on additional costs.  As revenues increased in this quarter, total expenses as a percentage of revenue has declined as no new material additional fixed costs have been added. Net loss for the third quarter of 2010, after an income tax benefit of $24,802, was $18,242 ($0.00 per share), compared to a net loss of $127,297 ($0.03 per share) after an income tax benefit of $80,267 for the same period in 2009.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009.

Total advertising revenues for the nine-month period ended September 30, 2010 were $2,597,496, a 4% increase from $2,494,719 for the 2009 nine-month period, due to increased advertising revenues from existing and new clients during the quarter and normal fluctuation in our business.  Cost of sales in the first nine months of 2010 were $1,712,387, a slight decrease from $1,718,136 in the comparable 2009 period.  As a percentage of total revenues, cost of sales decreased from 69% for the 2009 period to 66% for 2010, which reflects a different media mix sold to our clients and normal expected fluctuations in pricing experienced at our company.

Total operating expenses for the first nine months of 2010 were $766,784, a 10% increase compared to $700,191 during the same 2009 period.  This increase is primarily attributed to the 10% increase in general and administrative expenses from $682,329 for the first nine months of 2009 to $747,501 for the 2010 period due to increased sales and increased workforce over 2009. Total operating expenses as a percentage of total revenues increased marginally from 28% in 2009 to 29% in 2010.  Net income for the first nine months of 2010, after an income tax expense of $10,492, was $108,600 ($0.02 per share), a 130% increase from net income of $47,158 ($0.01 per share) after an income tax expense of $31,270 in the same period in 2009.

Liquidity and Capital Resources

At September 30, 2010, we had total current assets of $845,260, consisting of cash of $197,380, accounts receivable of $597,880 and prepaid expenses of $50,000.  At December 31, 2009, we had total current assets of $526,897, consisting of $175,570 in cash and $351,327 in accounts receivable.  Working capital at September 30, 2010 was $562,501 compared to $434,618 at December 31, 2009.  This increase in working capital is primarily due to a 70% increase in accounts receivable due to a large amount of sales made in the last half of September, and the 12% increase in cash due to our increased level of sales.  The increase in working capital was partially offset by the 195% increase in accounts payable and accrued expenses at September 30, 2010, due to an attempt to match the payment of some operating expenses with the collection of outstanding accounts receivable.

At September 30, 2010, we had total assets of $892,133 and stockholders’ equity of $609,374, compared to total assets of $593,053 and stockholders' equity of $500,774 at December 31, 2009.  Net cash provided by operating activities was $21,810 for the first nine months of 2010, compared to net cash used of $5,561 for the first nine months of 2009.  The 2010 result is primarily attributed to the $108,600 net income and $179,988 increase in accounts payable and accrued expenses for the period, partially offset by the $246,553 increase in accounts receivable.  We also recorded a $50,000 prepaid expense for the first nine months of 2010.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective due to a lack of segregation of duties and no audit committee.  As resources become available to our company, we plan to begin to hire sufficient employees to maintain adequate internal controls.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.                   Defaults Upon Senior Securities

This Item is not applicable.

Item 4.                   (Removed and Reserved)

Item 5.                   Other Information

On September 10, 2010, we entered into an acquisition agreement to acquire WebiMax, L.L.C., a New Jersey limited liability company, in exchange for shares of our common stock and convertible preferred stock and cash.  WebiMax is a full-service search engine optimization firm providing a comprehensive array of professional services.  The closing of the acquisition was contingent upon Calypso conducting a private placement of common stock and warrants and raising a minimum of $2,500,000.

As of November 10, 2010, we did not realize any proceeds from the private offering and, accordingly, the parties agreed to terminate the agreement without making any acquisition.  As a result, the agreement has been terminated as of November 10, 2010 and we will not proceed with the acquisition of WebiMax.

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

CALYPSO MEDIA SERVICES GROUP, INC.

Date:  November 16, 2010                                                                            By:  /S/   Michael D. Parnell
Michael D. Parnell
President, C.E.O. and Director
(Principal Accounting Officer)