Form 10-K
period 2010-12-31
COLORADO RARE EARTHS, INC
filed 2011-04-15
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

   ☒             Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

  ☐            Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from  _____________  to  _______________

Commission File Number:   000-31199

Colorado Rare Earths, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0638338
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12 North Washington Street, Montoursville, Pennsylvania 17754
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (570) 368-7633

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐      No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐      No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                             Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check of a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of  the Exchange Act).                Yes ☐   No ☒
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter:  $59,500 based on 119,000 common shares at a price of $0.50 per share.

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
12,551,250 shares of Common Stock as of April 11, 2011

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

COLORADO RARE EARTHS, INC.

TABLE OF CONTENTS

PART  I

PART I

Item 1.                 Business.

Business Development

History

On December 31, 2007, we completed the acquisition of Media Depot, Inc., a Nevada corporation, changed our corporate domicile to the State of Nevada and changed our name to Calypso Media Services Group, Inc.  As a result of the acquisition, Media Depot became our wholly-owned subsidiary engaged in offering a full line of advertising services to manufacturers, distributors and dealers across the United States and Canada.

On December 15, 2010 we entered into an agreement to acquire Seaglass Holding Corp., a Nevada corporation (“Seaglass”).  Seaglass owns certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.  The acquisition was structured as a triangular merger whereby Seaglass merged with Calypso Merger, Inc., our newly formed, wholly-owned subsidiary created solely for the purpose of facilitating the acquisition.  As a result of the transaction, Seaglass was the surviving corporate entity as our wholly-owned subsidiary, Calypso Merger, Inc. was dissolved.

Pursuant to the terms of the Seaglass Acquisition, the stockholders of Seaglass exchanged 100% of Seaglass’ outstanding common stock for 5,900,000 shares of our authorized, but previously unissued common stock, on a one share for one share basis.  The amount of shares issued was negotiated between the parties and the 5,900,000 shares represent approximately 54% of our total outstanding shares following the transaction.  In connection with the acquisition, we changed our corporate name to Colorado Rare Earths, Inc. in February 2011.

Seaglass owns approximately 36 mining and mineral claims located in Gunnison County and Freemont County, Colorado, and 2 leases located in Custer County, Colorado.  As a result of the acquisition, we will continue in the media and advertising business, but will diversify our business to include potential opportunities in the mining and mineral industry.  We are primarily interested in the possibility of deposits of rare earth elements in the Seaglass claims and leases.

Rare earth elements, specifically thorium, uranium, niobium and tantalum, are essential for a diverse and expanding array of high-technology applications and for many current and emerging alternative energy technologies, such as electric vehicles, energy-efficient lighting, and wind power. Rare earth elements are also critical for a number of key defense systems and other advanced materials.  We have also established an advisory board to explore possible alternatives as to how to make the best use of the properties acquired through Seaglass, including the possibility of acquiring additional claims.

Our principal executive offices are located at 12 North Washington Street, Montoursville, Pennsylvania 17754, telephone number (570) 368-7633.  We also maintain a satellite office in Lonoke, Arkansas, telephone number, (501) 676-0233.  Our website can be accessed at  www.ColoradoRareEarths.com .

Current Business Activities

Colorado Rare Earths, Inc. ("Colorado" or "the Company") has two business segments.

Media

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

Government Regulation

Our business may be subject to certain government regulations, such as truth in advertising and legal disclaimers for certain advertisements, in addition to certain consumer advocacy groups.

Minerals

During 2010, management began to explore possible opportunities to diversify our business operations.  In particular, we investigated what we perceived to be a new opportunity in the minerals and mining industry, particularly with rare earth elements.  Rare earth elements are essential for a diverse and expanding array of high-technology applications and for many current and emerging alternative energy technologies, such as electric vehicles, energy-efficient lighting, and wind power. Rare earth elements are also critical for a number of key defense systems and other advanced materials.

On December 15, 2010 we acquired certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.  The claims are held by our wholly owned subsidiary, Seaglass Holding Corp, that owns approximately 36 mining and mineral claims located in Gunnison County and Freemont County, Colorado, and two leases located in Custer County, Colorado.

As a result of the acquisition, we are diversifying our business to include potential opportunities in the mining and mineral industry.  We have established an advisory board to examine and provide advice as to the possibilities available to us to make the best use of the acquired properties, including the possibility of acquiring additional claims.  We have also added three new directors to our board of directors, Harvey Kaye, Daniel McGroarty and Kevin Cassidy.

Description of Properties

We initially intend to explore our acquired unpatented mining claims and leases for rare earth deposits in the Wet Mountain and Powderhorn districts of Colorado.  The Powderhorn district is located in Gunnison County, Colorado and the central/main alkali-carbonate complex related to mineralization of the district is located about 20 miles south by southwest of Gunnison, Colorado.

The Wet Mountain district is located in Freemont County, Colorado and the central portion of the district containing alkali-carbonate complexes is about 25 miles southwest of Canon City, Colorado.  We plan to explore the principal deposits and their immediate surrounding area for additional rare earth mineralization near the north end of the district and about 15 miles west by southwest of Canon City and about 3 miles west of McClure Mountain complex.

We are in the process of developing a comprehensive plan to provide a path of recommended initial exploration and development and associated cost estimates towards the development of the rare earth resources of the deposits in the Powderhorn and Wet Mountain.  Because very little exploration and development work has been done to date in these areas, there is limited information available concerning the deposits and whether or not they are economical to produce.

There has been an increase in demand and a decrease in the supply of available rare earths elements in recent years.  Because there exists a potential of excluding exported supplies of rare earths elements from China, which is believed to hold about 97% of the world-wide rare earth element reserves, we believe there is a genuine interest in developing domestic supplies of rare earth elements in the United States.

Current Plans

We are currently developing an outline for recommended initial exploration and development activity and associated cost estimates.  We intend to include current data analysis, additional research, literary review, additional claim staking, existing data analysis, local geologic field reconnaissance and mapping, surface and/or air geophysical surveying, preliminary target drilling, preliminary mineralogical determinations, and preliminary metallurgical testing. We also intend to include a generic layout and cost estimate of the various phases of work typically followed for mine development.  We will need to develop a use of proceeds of monies or capital made available for conducting such exploration and development activities.  Presently, we estimate that the initial phase will require approximately $5,000,000 during 2011.

Suggested exploration and development will include additional geological mapping and evaluation.  Surface and air gravimetric and magnetic geophysical surveys are also recommended to assist in delineating mineralized veins and/or zones and evaluating and possibly identifying a potential larger mineralized system buried at depth.  Deeper exploration by drilling is will be sought at locations with the greatest potential for mineralization.  All of this additional work is considered as part of the exploration and development plan with work expected to begin in the second quarter of 2011.

We anticipate that phase one will consist of a geologic assessment of the property and orientation survey implemented, for soil and rock geochemistry and geophysics, including Mag/VLF, SP and IP Surveys. To determine viable methodology of operations, geologic mapping, sample geochemistry, and early stage core drilling will be carried out over the entire property. This work will accurately assess the property to determine if further work, expected in phase two, is necessary and determine which techniques of data acquisition are appropriate for the Iron Hill Carbonatite Complex and Wet Mountain REE Properties.

In phase two, as anticipated, the orientation survey will establish baseline information to be used to focus exploration on the techniques and geologic methodologies that identify anomalies and geologic targets. The field survey grid system implemented will allow for accurate data acquisition, as well as provide the initial geochemical and geophysical data to determine the appropriate methodology.  A second phase of surface exploration will then be incorporated to better define drill targets and follow up the orientation survey anomalies and targets identified. Phase two will also include geologic mapping, mineralogic and metallurgical study, geochemical sampling and geophysics survey.  Additionally, phase two will involve detailed geologic map and data collection of outcrop and vein exposures, surface prospects, trenches and mine activity, as well as characterization of rock units, veins and structure including additional rock geochem and environmental baseline and assessment.

Following completion of phase two, we anticipate that phase three will involve surface exploration drilling in order to define the extent and determine the probability of an ore body extension.  Initial exploratory drilling of 10,000 feet will provide the basis for continued drilling and development.

Private Placement

In February 2011, we began a private placement of our securities in an attempt to initially raise up to $5,000,000 in order to commence exploratory work on our mineral claims and leases.  The offering is for a maximum of 100 units, each unit consisting of 17,544 shares of our common stock and 17,544 common stock purchase warrants entitling the holder to purchase additional shares of our common stock.  Each unit is being offered at a subscription price of $50,000 per unit.   The warrants are exercisable for a period of five years at $4.85 per share and can be exercised for cash or through the cashless exercise provisions.  The company has the option to call for the redemption of the warrants in the event that our stock price trades at a 50% premium to the warrant exercise price, or when the stock price reaches $7.25 per share for ten consecutive trading days.

We intend to use the proceeds from the offering to commence our plan for mineral exploration.  The extent to which we can develop our plan will be determined by the amount of funds realized from the sale of units.  There can be no assurance that we will be able to realize sufficient funds to fulfill our intended goals.  The offering is being made to accredited investors only and in reliance upon exemptions to the registration provisions of the Securities Act of 1933 provided by Section 4(2) of the Act and Regulation D, Rule 506 promulgated under the Act.

Employees

Media Depot presently has 14 full time employees, three part-time employees and one consultant.  We anticipate that during the next 12 months, we will add approximately 10 employees, including a chief operating officer.  Media Depot’s employees are not members of any union, nor have they entered into any collective bargaining agreements, nor is it anticipated in the near future.  We believe that our relationship with our employees is good.

Facilities

Our principal offices, located at 12 North Washington Street, Montoursville, Pennsylvania, consist of 4,000 sq. ft. of office space.  The offices are leased from the Hoff Family Limited Partnership that is controlled by Rose Hoff, the wife of Matthew Hoff, a principal stockholder.  Lease payments are $1,500 per month and renew monthly.

We also maintain a satellite office in Lonoke, Arkansas, which consists of 2,000 sq. ft. of office space.  The offices are leased for $916 per month and renew monthly.  The facilities are owned by the J.S. Parnell Trust, of which our C.E.O. Michael D. Parnell is trustee.

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

Industry Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company has three principal operating segments, which are (1) the offering a full line of advertising services to manufacturers, distributors and dealers across the United States and Canada and (2) the acquisition and exploration of mineral properties and (3) the corporate operations overseeing each segment and the financial reporting obligations of the combined entity.  These operating segments were determined based on the nature of the products and services offered.

The Company has determined that there are two reportable segments: (1) advertising services and (2) mineral exploration.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 1: Nature of ZOrganization and Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments:

	Advertising	Mineral
	Services	Exploration	Consolidated
2010
Revenues	$3,890,960	$-	$3,890,960
Cost of revenues	2,853,677	-	2,853,677
Operating expenses	2,213,656	2,624,000	4,837,656
Other income (expense)	1,022		1,022
Net income (loss)	(1,175,351)	(2,624,000)	(3,799,351)
Total assets	873,522	326,000	1,199,522
Total liabilities	$408,099	$-	$408,099

2009
Revenues	$3,105,470	$-	$3,105,470
Cost of revenues	2,288,496	-	2,288,496
Operating expenses	840,828	-	840,828
Other income (expense)	2,655	-	2,655
Net income (loss)	(21,199)	-	(21,199)
Total assets	593,053	-	593,053
Total liabilities	$92,279	$-	$92,279

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

Risks Relating to Our Business

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results and our financial reports may be viewed as unreliable, which could harm our business and the trading price of our common stock.

    Our management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  We are required to evaluate and report on our internal controls over financial reporting and to strengthen, assess and test our system of internal controls to provide the basis for our reports.  The process of strengthening our internal controls and complying with applicable regulations is expensive, time consuming, and requires significant management attention.  We presently do not have an audit committee or chief financial officer.  We primarily have one individual performing these functions who is responsible for developing internal control procedures and for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.  This could also harm our business and have a negative effect on the price of our common stock.

The success of our future advertising service operations depends on our ability to generate revenues from new and existing clients, which may be subject to many factors.

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

Future advertising service operating results are difficult to predict.

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

Media Depot receives approximately 50% of its revenue from its three largest clients and the loss of one or more of these clients could adversely impact results of operations and financial condition.

Our clients generally are able to reduce advertising and marketing spending or cancel projects at any time for any reason. It is possible that clients could reduce spending in comparison with historical patterns, or they could reduce future spending.  Media Depot’s three largest clients account for approximately 50% of total revenues.  A significant reduction in advertising and marketing spending by our largest clients, or the loss of one or more of these clients, if not replaced by new client accounts or an increase in business from existing clients, would adversely affect revenues.  This could have a material adverse effect on our results of operations and financial condition.

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

Risks associated with recent acquisition of mining claims and leases.

The acquisition in December 2010 of our mineral leases and claims represents a diversification from our ongoing media business.  Prior to the acquisition, our management did not have experience in the mining industry.  We have expanded our board of directors and created an advisory committee to add persons with experience in the mining and mineral business.  There can be no assurance that we will have the necessary management expertise and resources to successfully conduct this new business venture.  We will face new and unique business challenges risks that are unique to the mining industry and could have difficulty in assimilating this business into current operations.  These difficulties could disrupt our ongoing business, distract management and employees and increase expenses.

There can be no assurance that a commercially viable mineral deposit exists on our properties.

Because of the lack of recent exploratory or other activity and other meaningful or recent geologic information concerning the acquired claims and leases, we can make no assurance that a viable mineral deposit of any kind exists on the properties.  We anticipate that extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposits on our properties.  In the event we are unable to locate a commercially viable mineral deposit, our business could fail and investors in our shares could lose a portion or all of their investment.

The absence of recent mineral exploration activity on our property means that we have limited knowledge of what exploration occurred in the past and what mineralization may exist.

There have been no significant mineral exploration activities or operations in the area our claims and leases are located, except for limited assessment and exploration work performed.  We are not aware of any significant exploration or drilling activities on the properties, nor do we have any proven mineral reserve data related to the property.

We may be subject to environmental laws and regulations particular to our operations with which we are unable to comply.

As we become engaged in mineral exploration, we will be exposed to environmental risks associated with mineral exploration activity.  We are currently in the initial exploration stages on our property interests and have not determined whether any  significant site reclamation expenses may be encountered. We anticipate that we would record liabilities for site reclamation when reasonably determinable and when such costs can be reliably quantified.  Compliance with environmental regulations will likely be expensive and burdensome.  The expenditure of substantial sums on environmental matters will have a materially negative effect on our ability to implement our business plan and grow our business.

We anticipate needing additional financing in order to accomplish our business plan.

In order to proceed with our mineral business, we will most likely need significant additional funds to finance our plans.  Management estimates that we will require approximately $5,000,000  to fully implement our current business plan.  We expect to incur numerous expenses in our efforts to explore the acquired property and to commence an exploration and drilling program.  Accordingly, we will need additional financing in order to make these option payments and expenditures.  There is no assurance that we will be able to secure necessary financing, or that any financing available will be available on terms acceptable to us.  At the present time, we do not intend to obtain any debt financing from a lending institution. Any additional offerings of our stock will dilute the holdings of our then-current stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

In February 2011 we began a private placement of our securities, consisting of shares of common stock and stock purchase warrants, for an aggregate of $5,000,000.  There can be no assurance that this private placement will be successful or that we will be able to realize sufficient funds to proceed with our business plan.  Also, the sale of new securities will dilute our current stockholders ownership of our company.

Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel.

As a public company, we incur significant legal, accounting and other expenses that Media Depot did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002 as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies.  We expect that these new rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming.  For example, in connection with being a public company, we may have to create new board committees, implement additional internal controls and disclose controls and procedures, retain a financial printer, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports.  These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.

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

●      decreases in the market price of rare earth elements;

●      the inability to locate economical reserves on our mineral properties;

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

Approximately 85% of our outstanding shares are held by directors and a small number of principal stockholders.  These persons have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with other stockholders.  As a result, a relatively small number of stockholders acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of acquisitions, mergers and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

Of the 12,551,250 shares of common stock presently outstanding, approximately 11,802,500 shares are considered restricted securities and may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration.  Sales of a substantial number of these restricted shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

Item 1B.         Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.	Property.

We own approximately 36 mining and mineral claims located in Gunnison County and Freemont County, Colorado, and 2 leases located in Custer County, Colorado. We are primarily interested in the possibility of deposits of rare earth elements in our claims and leases. In order to proceed with our mineral business, we will most likely need significant additional funds to finance our plans, Management estimates that we will require approximately $5,000,000 to fully implement our current business plan.

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

Our common stock became eligible for trading on the OTC Bulletin Board during the second quarter of 2009.  There is currently a limited public trading market for our common stock trading under the OTCBB ticker symbol: “CALY.”  Prior to the first quarter of 2011, there have only been sporadic trades and, accordingly, no trading history is being presented.  The last reported trade was at $2.90 per share on April 12, 2011.  As of the date hereof there are approximately 68 stockholders of record of our common stock, which does not include shares held by brokers or other nominees.

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

Recent Issuance of Securities

In December 2010, we authorized the issuance of 5,900,000 shares of common stock to six persons pursuant to the acquisition of Seaglass Holding.  The shares were consideration for the exchange of the recipient’s holdings in Seaglass and valued at $0.50 per share.  During December 2010, we issued 1,400,000 shares, valued at $1,140,000, to a total of eight persons in exchange for services rendered or to be rendered as a director, employee or consultant to the company.  Also during the first quarter we issued 200,000 shares of common stock to directors and officers and 67,250 shares to employees under an existing plan.  A total of 16,000 shares were simultaneously cancelled pursuant to the plan.  The shares issued for services will be valued based on the market price per share on the dates of issuance.  All of the above shares were issued in private transactions to persons affiliated with and/or familiar with our business.  In issuing the shares, we relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

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

Rule 144

We have registered a total of 748,750 shares of our outstanding common stock for resale under the registration statement declared effective December 29, 2008.  The balance of 11,802,500 shares are deemed to be “restricted securities” as defined by Rule 144 under the Securities Act.  Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates to sell their securities, either  restricted or non restricted (control) shares.  Rule 144 was amended by the SEC, effective February 15, 2008.

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

Minerals

During 2010, management began to explore possible opportunities to diversify our business operations.  In particular, we investigated what we perceived to be a new opportunity in the minerals and mining industry, particularly with rare earth elements.  Rare earth elements are essential for a diverse and expanding array of high-technology applications and for many current and emerging alternative energy technologies, such as electric vehicles, energy-efficient lighting, and wind power. Rare earth elements are also critical for a number of key defense systems and other advanced materials.

On December 15, 2010 we acquired certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.  The claims are held by our wholly owned subsidiary, Seaglass Holding Corp, that owns approximately 36 mining and mineral claims located in Gunnison County and Freemont County, Colorado, and two leases located in Custer County, Colorado.

As a result of the acquisition, we are diversifying our business to include potential opportunities in the mining and mineral industry.  We have established an advisory board to examine and provide advice as to the possibilities available to us to make the best use of the acquired properties, including the possibility of acquiring additional claims.  We have also added three new directors to our board of directors, Harvey Kaye, Daniel McGroarty and Kevin Cassidy.

Description of Properties

We initially intend to explore our acquired unpatented mining claims and leases for rare earth deposits in the Wet Mountain and Powderhorn districts of Colorado.  The Powderhorn district is located in Gunnison County, Colorado and the central/main alkali-carbonate complex related to mineralization of the district is located about 20 miles south by southwest of Gunnison, Colorado.

The Wet Mountain district is located in Freemont County, Colorado and the central portion of the district containing alkali-carbonate complexes is about 25 miles southwest of Canon City, Colorado.  We plan to explore the principal deposits and their immediate surrounding area for additional rare earth mineralization near the north end of the district and about 15 miles west by southwest of Canon City and about 3 miles west of McClure Mountain complex.

We are in the process of developing a comprehensive plan to provide a path of recommended initial exploration and development and associated cost estimates towards the development of the rare earth resources of the deposits in the Powderhorn and Wet Mountain.  Because very little exploration and development work has been done to date in these areas, there is limited information available concerning the deposits and whether or not they are economical to produce.

There has been an increase in demand and a decrease in the supply of available rare earths elements in recent years.  Because there exists a potential of excluding exported supplies of rare earths elements from China, which is believed to hold about 97% of the world-wide rare earth element reserves, we believe there is a genuine interest in developing domestic supplies of rare earth elements in the United States.

Current Plans

We are currently developing an outline for recommended initial exploration and development activity and associated cost estimates.  We intend to include current data analysis, additional research, literary review, additional claim staking, existing data analysis, local geologic field reconnaissance and mapping, surface and/or air geophysical surveying, preliminary target drilling, preliminary mineralogical determinations, and preliminary metallurgical testing. We also intend to include a generic layout and cost estimate of the various phases of work typically followed for mine development.  We will need to develop a use of proceeds of monies or capital made available for conducting such exploration and development activities.  Presently, we estimate that the initial phase will require approximately $5,000,000 during 2011.

Suggested exploration and development will include additional geological mapping and evaluation.  Surface and air gravimetric and magnetic geophysical surveys are also recommended to assist in delineating mineralized veins and/or zones and evaluating and possibly identifying a potential larger mineralized system buried at depth.  Deeper exploration by drilling is will be sought at locations with the greatest potential for mineralization.  All of this additional work is considered as part of the exploration and development plan with work expected to begin in the second quarter of 2011.

We anticipate that phase one will consist of a geologic assessment of the property and orientation survey implemented, for soil and rock geochemistry and geophysics, including Mag/VLF, SP and IP Surveys. To determine viable methodology of operations, geologic mapping, sample geochemistry, and early stage core drilling will be carried out over the entire property. This work will accurately assess the property to determine if further work, expected in phase two, is necessary and determine which techniques of data acquisition are appropriate for the Iron Hill Carbonatite Complex and Wet Mountain REE Properties.

In phase two, as anticipated, the orientation survey will establish baseline information to be used to focus exploration on the techniques and geologic methodologies that identify anomalies and geologic targets. The field survey grid system implemented will allow for accurate data acquisition, as well as provide the initial geochemical and geophysical data to determine the appropriate methodology.  A second phase of surface exploration will then be incorporated to better define drill targets and follow up the orientation survey anomalies and targets identified. Phase two will also include geologic mapping, mineralogic and metallurgical study, geochemical sampling and geophysics survey.  Additionally, phase two will involve detailed geologic map and data collection of outcrop and vein exposures, surface prospects, trenches and mine activity, as well as characterization of rock units, veins and structure including additional rock geochem and environmental baseline and assessment.

Following completion of phase two, we anticipate that phase three will involve surface exploration drilling in order to define the extent and determine the probability of an ore body extension.  Initial exploratory drilling of 10,000 feet will provide the basis for continued drilling and development.

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the two most recent fiscal years ended December 31, 2010 and 2009.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Fiscal Years Ended
	December 31,
	2010	2009

Total revenues	100%	100%
Cost of goods sold	73%	74%
Gross margin	27%	26%
Total operating expenses	124%	27%
Loss from operations	(98%)	(1%)
Other income (expenses)	(0%)	0%
Loss before income taxes	(98%)	(1%)
Income tax expense (benefit)	(0%)	( 0%)
Net loss	(98%)	(1%)

For the years ended December 31, 2010 and 2009.

Total revenues for the year ended December 31, 2010 were $3,890,960 compared to $3,105,470 for 2009.  This 25% increase is attributed to organic growth within our Company along with existing customers who have increased advertising due to an improving economy after delaying campaigns in 2009.  Cost of goods sold increased 25% from $2,288,496 in 2009 to $2,853,677 in 2010, primarily attributed to our increase in sales.  As a percentage of revenues, cost of goods sold decreased from 74% in 2009 to 73% in 2010, which reflects expected fluctuations in gross margins.  General and administrative expenses increased 168% to $2,191,194 in 2010 from $817,737in 2009, primarily attributed to issuance of stock for services of $1,140,000.  We also incurred increased legal and accounting services related to the acquisition of Seaglass and recorded an impairment expense of $2,624,000 related to the write-down of the goodwill recorded in the acquisition of Seaglass.  The resulting net loss for 2010 was $3,799,315 ($0.73 per share) compared to $21,199 ($0.00 per share) in 2009, which is generally attributed to the increases in operating expenses and the impairment of goodwill mentioned above.

        The Company's operations do not reflect any activity related to its newly acquired mineral business segment, apart from the impairment of goodwill (See Note 2), as the acquisition of Seaglass did not occur until December 15, 2010 and there was no operating activity within Seaglass from the time of acquisition through December 31, 2010.  During fiscal year 2011, the Company plans to have significant activity related to its mineral business segment as it begins to implement its new business plan.

Liquidity and Capital Resources

At December 31, 2010, we had total current assets of $823,715, compared to $526,897 at December 31, 2009.  This increase is primarily attributed to the 102% increase in accounts receivable from $351,327 at December 31, 2009 to $710,411, due to a number of sales made during December 2010 that were not collected until January and February 2011.   The increase in current assets was partially offset by the decrease in cash from $175,570 at December 31, 2009 to $61,574 at December 31, 2010, due to the slow collections of accounts receivable.  Accounts payable and accrued expenses at December 31, 2010 were $408,099, a 342% increase from $92,279 at December 31, 2009.  This increase is attributed to our attempt to conserve cash until collection could be made on the large accounts receivable balance.

Working capital at December 31, 2010 was $415,616 compared to $434,618 at December 31, 2009.   The decrease in working capital was primarily attributed to the decreases in cash and increase in accounts payable and accrued expenses partially offset by the increase in accounts receivable and other receivables.  At December 31, 2010 we had total assets of $1,199,522 and stockholders’ equity of $791,423, compared to total assets of $593,053 and stockholders' equity of $500,774 at December 31, 2009.

Net cash used by operating activities for the year ended December 31, 2010 was $107,882, which reflects our net loss of $3,799,351 in 2010 and the increase in accounts receivable of $359,084 offset mainly by stock issued for services of $1,140,000, the impairment expense of $2,624,000 and the $315,820 increase in accounts payable.  For the year ended December 31, 2009, net cash used by operating activities was $37,407, attributed primarily to the net loss recognized in 2009 and the decrease in accounts payable of $104,473 for the year.

Private Placement

In February 2011, we began a private placement of our securities in an attempt to initially raise up to $5,000,000 in order to commence exploratory work on our mineral claims and leases.  The offering is for a maximum of 100 units, each unit consisting of 17,544 shares of our common stock and 17,544 common stock purchase warrants entitling the holder to purchase additional shares of our common stock.  Each unit is being offered at a subscription price of $50,000 per unit.   The warrants are exercisable for a period of five years at $4.85 per share and can be exercised for cash or through the cashless exercise provisions.  The company has the option to call for the redemption of the warrants in the event that our stock price trades at a 50% premium to the warrant exercise price, or when the stock price reaches $7.25 per share for ten consecutive trading days.

We intend to use the proceeds from the offering to commence our plan for mineral exploration.  The extent to which we can develop our plan will be determined by the amount of funds realized from the sale of units.  There can be no assurance that we will be able to realize sufficient funds to fulfill our intended goals.  The offering is being made to accredited investors only and in reliance upon exemptions to the registration provisions of the Securities Act of 1933 provided by Section 4(2) of the Act and Regulation D, Rule 506 promulgated under the Act.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

No recent accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

In February 2011, the Company began a private placement of our securities, consisting of shares of common stock and stock purchase warrants, for an aggregate of up to $5,000,000.  Management believes that if the capital raising is successful, it will be able to cover all costs related to the implementation of its mineral business segment's business plan through December 31, 2011.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Consolidated financial statements for the fiscal years ended December 31, 2010 and 2009 have been examined to the extent indicated in the report by GBH CPAs, PC, independent registered public accounting firm and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 7, 2009, we dismissed Moore & Associates Chartered as our independent registered public accounting firm.  None of the reports of Moore & Associates on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.  During the two most recent fiscal years, there were no disagreements with Moore and Associates, whether or not resolved, on any matter of accounting principles or practices,  financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm.  The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation.  A copy of the PCAOB Release can be accessed at the PCAOB website at http://www.pcaobus.org.

On August 7, 2009, we engaged the accounting firm of Seale and Beers, CPAs as our new independent registered public accounting firm. Our board of directors approved the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs.  During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult Seale and Beers regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K

On September 22, 2009, we dismissed Seale and Beers, CPAs as our independent registered public accounting firm pursuant to the unanimous consent of our board of directors.  We initially retained Seale and Beers on August 7, 2009, but the firm did not performed any auditing or accounting services nor has it issued any audit or other reports on our financial statements.  Accordingly, since we retained Seale and Beers, we had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On September 22, 2009, we engaged GBH CPAs, PC, as our new independent registered public accounting firm.  Our board of directors unanimously approved the engagement of GBH CPAs, PC.  During the two most recent fiscal years and the interim periods preceding the engagement, we did not consulted GBH CPAs, PC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as  principal financial officer, carried out an evaluation of the effectiveness of  “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2010, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our chief executive officer, also acting as chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

As of December 31, 2010, our principal officers identified material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Each material weakness is discussed below.

1. Inadequate and ineffective controls over the corporate financial statement close process

As a result of ineffective procedures and controls, our December 31, 2008 year-end financial statements were issued with a material misstatement which resulted in a material restatement that was reflected in our restated consolidated financial statements for the year ended December 31, 2009. The ineffective procedures and controls occurred within our accounting process and involved account reconciliations, period cut-off procedures and manual journal entries that were not properly prepared and/or reviewed and approved. The Company intends to continue to rely on consulting professionals as needed until a permanent accounting and finance team is appointed. These weaknesses resulted in the material restatement identified by our accounting staff and/or our independent registered public accounting firm.

2. Inadequate and ineffective controls over the recognition of cost of revenue

We did not have adequate controls to ensure that cost of revenue was recorded in accordance with generally accepted accounting principles. Specifically, we noted the following with respect to our accounting for cost of revenue transactions:

•	our sales and operations teams did not communicate to our accounting staff all of the information necessary to record accurately our cost of revenue;
•	we did not have adequate procedures in place to validate the completeness and accuracy of the information that was provided to our accounting team by our sales and operations teams;
•	we did not make a complete assessment of our cost of revenue transactions, and did not utilize documentation necessary to support the Company’s accounting conclusions.

These material weaknesses led to the restatement of our consolidated financial results for previously issued 2008 consolidated financial statements. As a result of the material weaknesses described above, our management has determined that, as of December 31, 2010, we did not maintain effective internal control over financial reporting based on the COSO criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures including the use of qualified external consultants and incremental management oversight and reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control. Despite our efforts to continually improve our control procedures and environment, we cannot provide assurance that our remediation measures will be completed or become effective by any given date after 2010. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements and in the Company’s inability to file future financial statements with the SEC in a timely manner.

Item 9B.	Other Information.

Not applicable.
PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name                                Age                      Position
Michael D. Parnell	52	Chief Executive Officer and Director
Greg Schifrin	52	President
Harvey Kaye	70	Director
Daniel McGroarty	53	Director
Kevin Cassidy	54	Director
Phyllis Park	52	Secretary
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

On January 21, 2000, Mr. Parnell entered into a judgment with the SEC against Mr. Parnell and Ammonia Hold, Inc., of which he was a major stockholder and one-time President.  Without admitting or denying the SEC’s allegations, Mr. Parnell and Ammonia Hold consented to the entry of a judgment permanently enjoining them from violation Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.  Mr. Parnell also agreed to pay a $25,000 civil penalty.

         This action arose from the SEC’s allegation that Ammonia Hold and Mr. Parnell violated the registration requirements of the Securities Act in the issuance and sale of stock to a public relations firm.  The SEC further alleged that Ammonia Hold and Mr. Parnell improperly reported the proceeds from the sale of stock as licensing revenues instead as an infusion of capital.

Greg Schifrin was appointed President on February 4, 2011 and has over 28 years experience in the mining and mineral exploration industry, where he has been involved in precious, base metals, rare earth and uranium exploration and development. In 1985, Mr. Schifrin co-founded and became the  President of Minex Exploration, a mining exploration, consulting and service company, which operates throughout North America for major and junior mining company clients. During his tenure, Mr. Schifrin managed exploration projects from drilling to development phase, legal and regulatory requirements, geologic evaluation, project generation, land acquisition and risk analysis. Mr. Schifrin is also a co-founder of Selkirk Environmental, an environmental consulting and service company, where he has managed environmental regulatory compliance, risk analysis, pollution cleanup and environmental assessment since 1991. In August of 1983, Mr. Schifrin received a Bachelor of Science degree in Geology from the University of Idaho, Moscow, Idaho. He is a registered professional geologist in the State of Washington.

Harvey Kaye was appointed as a director in December 2010.  Mr. Kaye is presently and has been since March 2009, President, CEO and Chairman of Latitude Solutions, Inc., a public company that provides products, processes and solutions for contaminated water applications and also wireless telemetry/live video streaming security products.  Mr. Kaye formerly served as Chairman and CEO of Gulfstream Capital Group, Inc., a merchant banking, consulting and financial advisory organization.  Currently, Mr. Kaye is on the Board for Angstrom Technologies, a security company engaged in manufacturing UV chemicals and scanners and other products for the security industry. Mr. Kaye has a BS in business from Temple University.

        Daniel McGroarty was appointed as a director in December 2010.  He is a principal of Carmot Strategic Group, an issues management firm in Washington, D.C.  Mr. McGroarty has served in senior positions in the U.S. Government, as a special assistant at the White House and with the Department of Defense.  He is experienced in advising corporations on issues of management, public policy and communications.  Mr. McGroarty also serves as Adjunct Professor in the Graduate School of Political Management at George Washington University.

        Kevin Cassidy was appointed as a director in January 2011.  Mr. Cassidy currently serves in New York as the Managing Member and Founder of Logic International Consulting Group.  Mr. Cassidy also served as the Chief Operating Officer for Bank Julius Baer (BJB), based in Zurich. He was a member of the BJB Trading Management Committee and responsible for organizing and directing the re-branding of the BJB global trading platform, including both new product and business development.

In addition, Mr. Cassidy developed the global FX Option Trading Business and Operating Support Paradigm for the Bank.

Prior to BJB, Mr. Cassidy was Managing Director of UBS, where he was the Global Head of Fixed Income Derivatives Support. Kevin also served as the Global Head of the Bank's Derivatives Infrastructure, including operations, finance, systems IT and Legal, etc. While at UBS, Mr. Cassidy was also President of UBS Securities Swaps, Inc., the bank's US based derivatives platform and business center, responsible for the North Americas Fixed Income Derivatives Business. Further, he was responsible for the Global infrastructure and business platform, including Systems, IT, Finance & Accounting, including operations and legal support. Earlier in his career, Mr. Cassidy was Managing Director of Bear Sterns, where he was credited with the development of multiple new products, including, Currency Exchange Warrants (CEW's) and Remarketed Preferred, and was also responsible for the new product planning and development group.

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

On April 28, 2010, Timothy Young resigned as a director of our company.  Mr. Young had served as a director since December 2007.  His resignation was for personal reasons and was not due to any disagreement with the company.  The remaining director, Michael D. Parnell, has not appointed a successor to Mr. Young but will be considering possible candidates in the near future.

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

Advisory Board

In connection with our acquisition of mining claims and leases, in December 2010 we created an Advisory Board to explore possible alternatives as to how to make the best use of the properties acquired through Seaglass, including the possibility of acquiring additional claims.  James Hedrick was appointed to be the Chairman of the Advisory Board.  Scott J. McFarland has also been named as a member of the Advisory Board.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year 2010.

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

A written copy of the Code will be provided upon request at no charge by writing to our Principal Financial Officer, c/o Colorado Rare Earths, Inc., 12 North Washington Street, Montoursville, Pennsylvania 17754.

Item 11.                 Executive Compensation.

During 2010 and 2009, we did not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.

In 2010, the we paid compensation of $93,500 to Matthew J. Hoff, Business Manager.  In 2009, Mr. Hoff earned $78,000.  In 2010, the we paid compensation of $95,000 to Michael D. Parnell, President and CEO.  In 2009, Mr. Parnell earned $78,000

Following the Media Depot acquisition, we assumed the employment agreements of Messrs. Hoff and Parnell.  Each agreement is for a term of three years commencing January 1, 2007 and were renewed for an additional three years on January 1, 2010

Pursuant to the renewed agreements, Mr. Hoff is employed as the company’s business manager and Mr. Parnell as the Chief Executive Officer.  Each employee will receive an annual salary of $96,000, in 2010, $110,000 in 2011 and $125,000 in 2012.  Each employee is entitled to six weeks annual vacation and benefits generally extended to executive employees including health and hospitalization insurance for the employee and his family.  Also, we may pay each employee an annual incentive bonus, the terms of which will be determined and approved by the board of directors.

			Other	Total
Name and Principal Position	Year	Salary	Compensation	Compensation

Michael D. Parnell	2010	$95,000	$-	$95,000
(C.E.O.)	2009	$78,000	$-	$78,000
	2008	$67,166	$-	$67,166

Matthew J. Hoff	2010	$93,000	$-	$93,000
(Business Manager)	2009	$78,000	$-	$78,000
	2008	$70,800	$-	$70,800

On February 4, 2011, we entered into an employment agreement with Greg Schifrin whereby he will be employed as our President for an initial term of three years.  Mr. Schifrin will receive an annual salary of $60,000 and also received 10,000 shares of our common stock upon execution of the agreement.  As an incentive, Mr. Schifrin will receive an additional 240,000 shares of common stock at the beginning of the second year of his tenure and an additional 250,000 shares at the beginning of the third year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 8, 2010 with respect to the beneficial ownership of our common stock:

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

Name and Address	Amount and Nature of		Percent
of Beneficial Owner	Beneficial Ownership(1)		of Class(2)
5% Beneficial Owners:
Matthew J. Hoff	1,335,000	(3)	10.6%
Greg Welteroth	1,000,000		8%
356 Laurens Road
Montoursville, PA 17754
Edward F. Cowle	3,305,500	(5)	26.3%
70 Garth Road, Apt. 4A
Scarsdale, NY 10583
H. Deworth Williams	3,301,000	(5)	26.3%
2681 East Parleys Way, Suite 204
Salt Lake City, Utah 84109
Directors and Executive Officers:
Michael D. Parnell	1,335,000	(4)	10.6%
Gregory Schifrin	10,000		0.1%
Harvey Kaye	250,000		2.0%
Daniel McGroarty	150,000		1.2%
Kevin Cassidy	150,000		1.2%

All directors and executive officers	1,895,000	(4)	15.1%
as a group (6 person)

(1)      Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.

(2)      Percentage ownership is based on 12,551,250 shares of common stock outstanding as of April 11, 2010.

(3)      Includes 1,050,000 shares in the name of the Hoff Family Trust of which Rose Hoff is the trustee.

(4)      Includes 1,335,000 shares in the name of the Michael D. Parnell Living Trust, of which Mr. Parnell is the trustee.

(5)      Includes 500,000 shares owned by Blue Cap Development Corp., of which Mr. Cowle is a principle.

(6)      Includes 500,000 shares owned by Blue Cap Development Corp., of which Mr. Williams is a principle.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

In December 2010, we acquired certain mining claims and leases owned by Seaglass Holding Corp.  Two principals of Seaglass, Edward F. Cowle and H. Deworth Williams, are also principal stockholders of our Company’s common stock, each owning approximately 12% of our outstanding shares prior to the acquisition.  Mr. Williams’ son, Geoff Williams, was also a stockholder of Seaglass.  In consideration for the claims and leases, we issued to Seaglass 5,900,000 share of our authorized, but previously unissued common stock valued at $2,950,000.  Because of the related nature of the parties to the transaction, we endeavored to conduct an independent investigation of Seaglass and its properties and research the merits and value of acquiring Seaglass.

Our President, Michael D. Parnell, oversaw the investigation and consulted with two of our other principal stockholders not related to Seaglass.  These two principal stockholders together with Mr. Parnell owned in the aggregate greater than 61% of our issued and outstanding shares of common stock prior to the acquisition.  The Company researched information and documents related to the Seaglass properties and consulted with other persons familiar with those properties and the industry.  Following the review of all available information, it was determined that the acquisition presented a unique opportunity for the Company, that it could be accomplished for a fair, negotiated consideration and the acquisition would be in the best interest of the stockholders.

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

Media Depot’s principal offices in Montoursville, Pennsylvania are leased from the Hoff Family Limited Partnership that is controlled by Matthew Hoff, a founder of Media Depot and a principal stockholder of Calypso.  This agreement was entered into before we acquired Media Depot and has been continued following the acquisition.  Lease payments are $1,500 per month and renew monthly.

Our Lonoke, Arkansas offices are leased from the J.S. Parnell Trust, of which our C.E.O. Michael D. Parnell is trustee.   This agreement was entered into before we acquired Media Depot and has been continued following the acquisition.  Lease payments are $916 per month and renew monthly.

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

Audit Fees

The aggregate fees billed by our former independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our annual report for the year ended December 31, 2009 and for the review of quarterly financial statements included in our quarterly reports during 2008, were $13,300.  Moore & Associates also billed $2,500 for the review of our quarterly financial statements include in our quarterly reports during 2009.  Our other former independent auditors Seal and Beers, CPAs did not bill us for services in 2009.

GBH CPAs, PC, our auditors as of September 2009, billed us $28,000 for the audits of our annual financial statements included in our annual report for the year ended December 31, 2009 and for the review of quarterly financial statements included in our quarterly report for September 30, 2009.  GBH CPAs, PC also billed us $47,000 for the audit of our financial statements included in this annual report for the year ended December 31, 2010 and for the review of quarterly financial statements included in our quarterly reports filed during 2010.

Audit Related Fees

For the year ended December 31, 2010 and 2009, there were no fees billed for assurance and related services by our former auditors, Moore & Associates and Seale and Beers, or our current auditors GBH CPAs, PC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2010 and 2009, no fees were billed by our former auditors, Moore & Associates and Seale and Beers, or our current auditors GBH CPAs, PC, for tax compliance, tax advice and tax planning.

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

PART  1V

Item 15.                 Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name

2.1*	Agreement and Plan of Merger with Media Depot, Inc. and Calypso Acquisitions, Inc. [Included as Appendix C to 14C Information Statement filed with SEC on December 10, 2007]
2.2*	Merger Agreement (Change of Domicile) [Included as Appendix B to 14C Information Statement filed with SEC on December 10, 2007]
3.1*	Articles of Incorporation (Nevada – change of domicile) [Included as Appendix A to 14C Information Statement filed with SEC on December 10, 2007]
3.2*	By-Laws [Filed as Exhibit to the Form 10-SB registration statement filed with SEC on July 28, 2000]
4.1*	Instrument defining security holder rights [Filed as Exhibit to Form SB-2 Registration Statement filed with SEC on November 17, 1999]
10.1*	Employment Contract of Matthew J. Hoff [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
10.2*	Employment Contract of Michael D. Parnell [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
10.3*	Incentive Acquisition Agreement [Filed as Exhibit to Form 8-K Current Notice filed with SEC on January 4, 2008]
10.4*	Employment Contract of Matthew J. Hoff as of January 1, 2010 [Filed as Exhibit to Form 10-K filed with SEC on April 15, 2010]
10.5*	Employment Contract of Michael D. Parnell as of January 1, 2010 [Filed as Exhibit to Form 10-K filed with SEC on April 15, 2010]
10.5*
Agreement and Plan of Merger, dated December 15, 2010, by and among Calypso Media Services Group, Inc., Calypso Merger, Inc. and Seaglass Holding Corp. [Filed as Exhibit to Form 8-K filed with SEC on December 16, 2010]

10.6	Employment Agreement of Greg Schifrin dated February 4, 2011
21.1	Subsidiaries
31.1	Certification of C.E.O. and Principal Financial Officer Pursuant to Sectrion 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Form of lock-up / leak-out agreement (included in initial Form S-1 registration statement filed with SEC on September 3, 2008)
________________
*      Previously filed as indicated.

COLORADO RARE EARTHS, INC.

FORMALLY KNOWN AS CALYPSO
MEDIA SERVICES GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Colorado Rare Earths, Inc. (f.k.a Calypso Media Services Group, Inc.)
Montoursville, Pennsylvania

We have audited the accompanying consolidated balance sheets of Colorado Rare Earths, Inc. (f.k.a Calypso Media Services Group, Inc.) (the “Company”) and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Rare Earths, Inc. (f.k.a Calypso Media Services Group, Inc.) as of December 31, 2010 and 2009 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2011

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009
CURRENT ASSETS

Cash	$61,574	$175,570
Accounts receivable, less allowance for doubtful accounts
of $64,734 and $74,565, respectively	710,411	351,327
Other current receivables	51,730	-

Total Current Assets	823,715	526,897

PROPERTY AND EQUIPMENT

Property and equipment, net	49,807	66,156
Mineral properties	326,000	-

Total Property and Equipment	375,807	66,156

TOTAL ASSETS	$1,199,522	$593,053

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade accounts payable	$408,099	$92,279

Total Current Liabilities	408,099	92,279

STOCKHOLDERS' EQUITY

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued and
outstanding, respectively	-	-

Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 12,300,000 and 5,000,000
shares issued and outstanding, respectively	123	50
Additional paid-in capital	4,109,847	19,920
Retained earnings (accumulated deficit)	(3,318,547)	480,804

Total Stockholders' Equity	791,423	500,774

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,199,522	$593,053

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
REVENUES

Advertising revenue	$3,890,960	$3,105,470

Total Revenue	3,890,960	3,105,470

Cost of revenues	2,853,677	2,288,496

Gross Margin	1,037,283	816,974

OPERATING EXPENSES

General and administrative	2,191,194	817,737
Depreciation and amortization	22,462	23,091
Impairment expense	2,624,000	-

Total Operating Expenses	4,837,656	840,828

Loss from Operations	(3,800,373)	(23,854)

OTHER INCOME (EXPENSE)

Interest income	1,022	2,655

Total Other Income	(1,022)	2,655

LOSS BEFORE INCOME TAXES	(3,799,351)	(21,199)
INCOME TAX EXPENSE (BENEFIT)	-	-

Net Income (Loss)	$(3,799,351)	$(21,199)

PER SHARE DATA:

BASIC AND DILUTED LOSS
PER SHARE	$(0.71)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,344,384	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Consolidated Statements of Stockholders' Equity

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance, December 31, 2008	5,000,000	$50	$19,920	$502,003	$521,973

Net loss for the year
ended December 31, 2009	-	-	-	(21,199)	(21,199)

Balance, December 31, 2009	5,000,000	50	19,920	480,804	500,774

Common stock issued
in acquisition of subsidiary	5,900,000	59	2,949,941	-	2,950,000

Common stock issued for services	1,400,000	14	1,139,986	-	1,140,000

Net loss for the year
ended December 31, 2010	-	-	-	(3,799,351)	(3,799,351)

Balance, December 31, 2010	12,300,000	$123	$4,109,847	$(3,318,547)	$791,423

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(3,799,351)	$(21,199)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	22,462	23,091
Common stock and warrants issued for services	1,140,000	-
Impairment expense	2,624,000
Changes in Operating Assets and Liabilities:
Accounts receivable	(359,084)	65,174
Other current receivables	(51,730)	-
Trade accounts payable	315,821	(104,473)

Net Cash Used by Operating Activities	(107,882)	(37,407)

INVESTING ACTIVITIES

Purchase of fixed assets	(6,114)	(26,166)

Net Cash Used By Investing Activities	(6,114)	(26,166)

FINANCING ACTIVITIES	-	-

DECREASE IN CASH	(113,996)	(63,573)
CASH AT BEGINNING OF YEAR	175,570	239,143

CASH AT END OF YEAR	$61,574	$175,570

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities:
Common stock issued for mineral properties	$2,950,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC.
(F/K/A Calypso Media Services Group, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activities
The Company Colorado Rare Earths, Inc., formerly known as Calypso Media Services Group, Inc., was incorporated under the laws of the State of Delaware on July 27, 1999.  Upon the acquisition of Media Depot, Inc. the Company’s principal business objective became that of offering a full line of advertising services to manufacturers, distributors and dealers across the United States and Canada.  The Company specializes in co-op advertising and offers services ranging from buying and planning media in radio, TV, cable, print or outdoor advertising, to creating print ads and producing electronic commercials.

On December 15, 2010, the Company entered into an agreement to acquire Seaglass Holding Corp., a Nevada corporation (“Seaglass”).  Seaglass owns certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.  The acquisition was structured as a triangular merger whereby Seaglass merged with Calypso Merger, Inc., a newly formed, wholly-owned subsidiary of Calypso Media Services Group, Inc. created solely for the purpose of facilitating the acquisition.  Seaglass became the surviving corporate entity as a wholly-owned subsidiary of the Company and Calypso Merger, Inc. was dissolved.

Pursuant to the terms of the agreement, the stockholders of Seaglass exchanged 100% of the outstanding common stock of Seaglass for 5,900,000 unregistered shares of the Company’s authorized, but previously unissued common stock, on a one share for one share basis.  The Company has evaluated the substance of the merger in accordance with ASC 805 and has determined that because the Company is the combining entity whose relative size is significantly larger than Seaglass and the Company paid a premium over the pre-combination fair value of the equity interests of Seaglass, Seaglass is the acquiree and the Company is the acquirer.

On December 15, 2010, three stockholders who beneficially owned in the aggregate 2,670,000 shares, or approximately 53.4% of the Company’s issued and outstanding common stock, consented in writing to amend its articles of incorporation changing the corporate name to Colorado Rare Earths, Inc.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year end. The consolidated financial statements present the consolidated operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include the valuation of the Company’s mineral properties.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Risk
The Company’s bank accounts are held by insured institutions. The funds are insured up to $250,000. At December 31, 2010, the Company’s bank deposits did not exceed the insured amounts.

The Company's three largest clients account for approximately 50% of total revenues for the years ended December 31, 2010 and 2009, respectively. A significant reduction in advertising and marketing spending by its largest clients, or the loss of one or more of these clients, if not replaced by new client accounts or an increase in business from existing clients, would adversely affect revenues. This could have a material adverse effect on our results of operations and financial condition.

COLORADO RARE EARTHS, INC.
(F/K/A Calypso Media Services Group, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 -NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable
The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $64,734 and $74,565 as of December 31, 2010 and 2009, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. The useful lives of the Company’s property and equipment ranges from 5 to 7 years.

 Mining Properties
Upon determination of the existence of a commercially minable deposit, the Company will capitalize pre-operating and mine development costs including acquisition costs relating to the deposits. The Company periodically reviews its mining property for impairment in accordance with ASC Topic No. 410, “Property Plant, and Equipment.

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

Stock-based Compensation
The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock-based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value when service is complete or a performance commitment date is reached, whichever is earlier.

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

COLORADO RARE EARTHS, INC.
(F/K/A Calypso Media Services Group, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 -NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation
As of December 31, 2010 no shares have been granted under this plan and accordingly, no compensation expense has been recorded.

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

The income tax provision differs from the amount of income tax benefit determined by applying the U.S. federal and state income tax rates to pretax income (loss) from continuing operations for the years ended December 31, 2010 and 2009. The components of income tax expense (benefit) are as follows:

	2010	2009
Income tax benefit at U. S. federal statutory rates:	$(1,291,779)	$(7,208)
Stock based comp	387,600	-
Impairment expense	892,160	-
Change in valuation allowance	12,019	7,208
	$-	$-

 Deferred tax assets and the valuation account are as follows:

Deferred Tax assets:	2010	2009
Net operating loss carry forwards	1,312,861	21,082
Stock-based compensation	(387,600)	-
Impairment expense	(892,160)	-
Valuation allowance	(33,101)	(21,082)
	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Income (Loss) per Share
The computation of basic net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity securities.

Recent Accounting Pronouncements
No recent accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

COLORADO RARE EARTHS, INC.
(F/K/A Calypso Media Services Group, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 2 – SIGNIFICANT EVENTS

On December 15, 2010, the Company entered into an agreement to acquire Seaglass Holding Corp., a Nevada corporation (“Seaglass”).  Seaglass owns certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.  The acquisition was structured as a triangular merger whereby Seaglass merged with Calypso Merger, Inc., a newly formed, wholly-owned subsidiary of the Company created solely for the purpose of facilitating the acquisition.  Seaglass became the surviving corporate entity as a wholly-owned subsidiary of the Company and Calypso Merger, Inc. was dissolved.

Pursuant to the terms of the agreement, the stockholders of Seaglass exchanged 100% of the outstanding common stock of Seaglass for 5,900,000 unregistered shares of the Companys’s authorized, but previously unissued common stock, on a one share for one share basis.  The amount of shares issued was negotiated between the parties and the 5,900,000 shares represent approximately 54% of the total outstanding the Comapny shares following the transaction.  In connection with the acquisition, the Company changed its corporate name to Colorado Rare Earths, Inc.   Also, two new directors were named to the Company’s Board of Directors effective at the closing of the acquisition.

The Company recorded goodwill from the purchase of Seaglass due to the fact that the purchase price was in excess of the fair value of assets acquired and liabilities assumed.  The table below details the calculation of goodwill.  On December 31, 2010 the Company evaluated the carrying value of the goodwill held on its books for the acquisition of Seaglass and determined, due to a lack of operating history for Seaglass and the uncertainty of the future cash flow to be received from its operations, to impair the value of the goodwill to $0.  This resulted in an impairment expense of $2,624,000 for the year ended December 31, 2010.

	Shares	Price	Total
Purchase Price	5,900,000	$0.50	$2,950,000
Tangible assets acquired			-
Fair value of mineral claims acquired			326,000
Total liabilities assumed			-
Goodwill			$2,624,000

NOTE 3 – MINERAL PROPERTIES

As part of the acquisition of Seaglass (see Note 2) the Company acquired rights to mineral claims on approximately 704 acres on, near, or adjacent to anomalous values of Rare Earth metals, including thorium, uranium, niobium and tantalum. The Company had an independent evaluation performed by a licensed processing engineer to estimate the fair market value of the claims on the date of acquisition. Based on this report, the Company assigned a fair value to the claims of $326,000.

NOTE 4 – COMMON STOCK

On December 10, 2010, the Company issued 600,000 shares to two executives as part of new employments agreements.  The stock was valued at $0.50 based on the quoted market price of the stock on the grant date.  The Company recorded a corresponding expense of $300,000 as general and administrative expense.

On December 15, 2010, the Company issued 100,000 shares to consultants for services.   The stock was valued at $0.50 per share based on the quoted market price of the stock on the grant date.  The Company recorded a corresponding expense of $50,000 as general and administrative expense.

From December 15, 2010, through December 17, 2010 the Company issued 700,000 shares to five individuals for joining the Company as board of directors or as members of the advisory board.  The shares were valued at $0.50 and $1.30 per share based on the quoted market price of the stock on the grant date.  The Company recorded a corresponding expense of $790,000 as general and administrative expense.

COLORADO RARE EARTHS, INC.
(F/K/A Calypso Media Services Group, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 4 – COMMON STOCK (CONTINUED)

On December 15, 2010, the Company issued 5,900,000 shares to acquire Seaglass Holding Corp. (see Note 2).  The shares were valued at $2,950,000 or $0.50 per share based on the quoted market price of the stock on the acquisition date.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has entered into an acquisition agreement with two of its principals as an incentive to locate and acquire new businesses associated with the advertising industry. This would include, but not be limited to businesses such as advertising agencies, printing and public relations firms. The agreement provides that if the Company makes an acquisition through the principles, they will be entitled to a fee of 10% of the value of the acquisition. Payment of the fee may be in cash or in shares of our common stock. We have assumed the agreement following the acquisition of Media Depot. No prospective acquisitions have been identified as of the date hereof and there can be no assurance that any acquisition will be made in the future.

The Company’s principal offices in Montoursville, Pennsylvania are leased from the Hoff Family Limited Partnership that is controlled by a founder of Media Depot and a principal stockholder of Calypso. This agreement was entered into before the Company acquired Media Depot and has been continued following the acquisition. Lease payments are $1,500 per month and renew monthly.

The Company’s offices located in Lonoke, Arkansas are leased from the J.S. Parnell Trust, of which our C.E.O. Michael D. Parnell is trustee. This agreement was entered into before the Company acquired Media Depot and has been continued following the acquisition. Lease payments are $916 per month and renew monthly.

Litigation
The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.  There is no litigation or contingencies that require accrual or disclosure as of December 31, 2010.

NOTE 6 – SEGMENT DISCLOSURES

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company has three principal operating segments, which are (1) the offering a full line of advertising services to manufacturers, distributors and dealers across the United States and Canada, (2) the acquisition and exploration of mineral properties and (3) the corporate operations overseeing each segment and the financial reporting obligations of the combined entity.  These operating segments were determined based on the nature of the products and services offered.

The Company has determined that there are two reportable segments: (1) advertising services and (2) mineral exploration.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 1: Nature of Organization and Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments:

COLORADO RARE EARTHS, INC.
(F/K/A Calypso Media Services Group, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 6 – SEGMENT DISCLOSURES (CONTINUED)

	Advertising	Mineral
	Services	Exploration	Consolidated
2010
Revenues	$3,890,960	$-	$3,890,960
Cost of revenues	2,853,677	-	2,853,677
Operating expenses	2,213,656	2,624,000	4,837,656
Other income (expense)	1,022		1,022
Net income (loss)	(1,175,351)	(2,624,000)	(3,799,351)
Total assets	873,522	326,000	1,199,522
Total liabilities	$408,099	$-	$408,099

2009
Revenues	$3,105,470	$-	$3,105,470
Cost of revenues	2,288,496	-	2,288,496
Operating expenses	840,828	-	840,828
Other income (expense)	2,655	-	2,655
Net income (loss)	(21,199)	-	(21,199)
Total assets	593,053	-	593,053
Total liabilities	$92,279	$-	$92,279

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Company issued 267,250 shares of common stock to employees and directors for services. In conjunction with these issuances, the Company also cancelled 16,000 shares previously issued to employees.  The new shares issued will be valued in accordance with ASC 718.

On March 10, 2011, the Company issued 1,300,000 warrants to purchase 1,300,000 shares of common stock at an exercise price of $0.50 per share, subject to certain price reset features, to consultants for services. The price reset features allow the strike price to adjust lower if the Company were to issue new securities at a price per share less than the exercise price of $0.50.  The Company is in the process of valuing the warrants based on the applicable accounting standards.

In accordance with ASC 855-10, the Company’s management reviewed all material events through the date these consolidated financial statements were issued and there are no additional material subsequent events to report other than those reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Rare Earths, Inc.

By: /S/ Michael D. Parnell
Michael D. Parnell
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated:   April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL D. PARNELL	Chief Executive Officer and Director	April 14, 2011
Michael D. Parnell	(Principal Accounting Officer)
(Principal Financial Officer)

/s/ HARVEY KAYE	Director	April 14, 2011
Harvey Kaye

/s/ DANIEL McGROARTY	Director	April 14, 2011
Daniel McGroarty

/s/ KEVIN CASSIDY	Director	April 14, 2011
Kevin Cassidy