Form 10-Q
period 2011-03-31
COLORADO RARE EARTHS, INC
filed 2011-05-23
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 19, 2011
Common Stock, $0.00001 par value	12,954,762

PART  I   —   FINANCIAL INFORMATION

Item 1.                 Financial Statements

Consolidated Financial Statements

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
CURRENT ASSETS

Cash	$423,070	$61,574
Accounts receivable, less allowance for doubtful accounts
of $22,596 and $64,734, respectively	432,510	710,411
Other current receivables	1,633	51,730

Total Current Assets	857,213	823,715

PROPERTY AND EQUIPMENT

Property and equipment, net	49,532	49,807
Mineral properties	326,000	326,000

Total Property and Equipment	375,532	375,807

TOTAL ASSETS	$1,232,745	$1,199,522

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade accounts payable	$297,958	$408,099
Warrant derivative liability	2,584,867	-

Total Current Liabilities	2,882,825	408,099

STOCKHOLDERS' EQUITY

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued and
outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 12,700,374 and 12,300,000
shares issued and outstanding, respectively	127	123
Stock subscription receivable	(30,000)	-
Additional paid-in capital	5,476,593	4,109,847
Accumulated deficit	(7,096,800)	(3,318,547)

Total Stockholders' Equity (deficit)	(1,650,080)	791,423

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,232,745	$1,199,522

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010
REVENUES

Advertising revenue	$487,726	$526,614

Total Revenue	487,726	526,614

Cost of revenues	360,917	260,462

Gross Margin	126,809	266,152

OPERATING EXPENSES

General and administrative	4,201,601	280,289
Depreciation and amortization	5,529	6,427

Total Operating Expenses	4,207,130	286,716

Loss from Operations	(4,080,321)	(20,564)

OTHER INCOME

Unrealized gain on derivative liability	301,883	-
Interest income	185	155

Total Other Income	302,068	155

LOSS BEFORE INCOME TAXES	(3,778,253)	(20,409)
INCOME TAX EXPENSE (BENEFIT)	-	(3,860)

Net Loss	$(3,778,253)	$(16,549)

PER SHARE DATA:

BASIC AND DILUTED LOSS
PER SHARE	$(0.30)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING – BASIC AND DILUTED	12,516,328	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Consolidated Statements of Stockholders' Equity
(Unaudited)
					Retained
			Additional	Stock	Earnings
	Common Stock		Paid-in	Subscription	(Accumulated
	Shares	Amount	Capital	Receivable	Deficit)	Total
Balance, December 31, 2008	5,000,000	$50	$19,920	$-	$502,003	$521,973

Net loss for the year
ended December 31, 2009	-	-	-	-	(21,199)	(21,199)

Balance, December 31, 2009	5,000,000	50	19,920	-	480,804	500,774

Common stock issued
in acquisition of subsidiary	5,900,000	59	2,949,941	-	-	2,950,000

Common stock issued for services	1,400,000	14	1,139,986	-	-	1,140,000

Net loss for the year
ended December 31, 2010	-	-	-	-	(3,799,351)	(3,799,351)

Balance, December 31, 2010	12,300,000	123	4,109,847	-	(3,318,547)	791,423

Common stock issued for services	267,250	3	941,747	-	-	941,750

Cancellation of common stock	(16,000)	-	-	-	-	-

Common stock issued for cash	149,124	1	424,999	(30,000)	-	395,000

Net loss for the three months
ended March 31, 2011	-	-	-	-	(3,778,253)	(3,778,253)

Balance, March 31, 2011	12,700,374	$127	$5,476,593	$(30,000)	$(7,096,800)	$(1,650,080)

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES

Net loss	$(3,778,253)	$(16,549)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	5,529	6,427
Common stock and warrants issued for services	3,526,619	-
Changes in Operating Assets and Liabilities:
Accounts receivable	277,901	31,309
Other current receivables	50,097	-
Trade accounts payable	(110,141)	(25,665)

Net Cash Used by Operating Activities	(28,248)	(4,478)

INVESTING ACTIVITIES

Purchase of fixed assets	(5,256)	-

Net Cash Used By Investing Activities	(5,256)	-

FINANCING ACTIVITIES
Proceeds from the sale of common stock	395,000	-

Net Cash Provided By Financing Activities	395,000	-

INCREASE (DECREASE) IN CASH	361,496	(4,478)
CASH AT BEGINNING OF YEAR	61,574	175,570

CASH AT END OF YEAR	$423,070	$171,092

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	-	-

Non Cash Investing and Financing Activities:
Common stock issued for mineral properties	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited balance sheets of Colorado Rare Earths, Inc. (f.k.a. Calypso Media Services Group, Inc.) at March 31, 2011 and related unaudited statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2011 and 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2010 audited financial statements included in our annual report on Form 10-K.  Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

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

Fair Value of Financial Instruments
In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31 2011, on a non-recurring basis:

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Assets and liabilities measured at fair
value on a recurring and nonrecurring				Total
basis at March 31, 2011:				Carrying
Nonrecurring:	Level 1	Level 2	Level 3	Value
Warrant derivative liability	$-	$-	$(2,584,867)	$(2,584,867)
	$-	$-	$(2,584,867)	$(2,584,867)

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following tables present the fair value of financial instruments as of March 31, 2011, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Derivative
Level 3 Reconciliation:	Liability
Level 3 assets and liabilities at December 31, 2010:	$-0-
Purchases, sales, issuances and settlements (net)	(2,584,867)
Total level 3 assets and liabilities at March 31, 2011	$(2,584,867)

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or results from

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2011

NOTE 3 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. On March 10, 2011 the Company issued 1,300,000 warrants with an exercise price of $0.50 in exchange for services.

The exercise price of  these warrants are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.50. If these provisions are triggered, the exercise price of all their warrants will be reduced.  Additionally, the warrants have a provision wherein additional warrants may be issued if the Company issues new securities or increases the number of its outstanding shares by more than 5%.  As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

The fair value of the derivative liability was calculated using a Lattice Model that values the derivative feature based on future projections of the various potential outcomes. The assumptions that were analyzed and incorporated into the model included the reset feature with the full ratchet and weighted average anti-dilution reset, expectations of future stock price performance and expectations of future issuances of common stock or common stock equivalents based on the Company’s prior stock history, prior issuances of stock, and expected capital requirements.  Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

The total fair value of the warrants issued on March 10, 2011, amounting to $2,886,750 has been recognized as a derivative liability on the date of issuance and all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the above warrants.  At March 31, 2011, the Company revalued the warrants and determined that, during the three months ended March 31, 2011, the Company’s derivative liability decreased by $301,883 to $2,584,867.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

The fair value of the derivative warrant instruments is estimated using the lattice valuation model with the following assumptions as of March 31, 2011:

Common stock issuable upon exercise of warrants	1,300,000
Estimated market value of common stock on measurement date	$2.90
Exercise price	$0.50
Risk-free interest rate (1)	2.24%
Warrant lives in years	5.0
Expected volatility (2)	509%
Expected divdend	None
Probability of reset to conversion price (4)	12.5%

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2011

NOTE 3 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (CONTINUED)

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of 22 comparable companies
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

At March 31, 2011, the derivative liability associated with the warrants was $2,584,867.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Colorado’s executive officer and business manger each entered into a three year employment agreement that provides for an annual base salary of $125,00 in year one, $137,500 in year two, and $15,000 in year three.

The Company entered into an investor relations agreement with Logic International Consulting Group, LLC on March 11, 2011, whereby the Company is required to make a monthly retainer in the amount $50,000 until December 11, 2011.

NOTE 5 – COMMON STOCK

During the three months ended March 31, 2011, the Company issued 267,250 shares of common stock to employees and directors for services. In conjunction with these issuances, the Company also cancelled 16,000 shares previously issued to employees.  The stock was valued at an average price of $3.52 per share based on the quoted market price of the stock on the grant date.  The Company recorded a corresponding expense of $941,750 as general and administrative expense.

During the three months ended March 31, 2011, the Company sold 8.5 units of its securities, each unit consisting of 17,544 shares of its common stock and 17,544 warrants to purchase shares of common stock. Each unit was offered at a subscription price of $50,000.  Through March 31, 2011, the Company has received $395,000 of the total $425,000 to be received and has thus recorded a stock subscription receivable of $30,000.

Each warrant is exercisable for a period of 5 years at $4.85 per share.  The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions:  5 year term, $2.80-$3.50 stock price, $4.85 exercise price, 237-351% volatility, 1.87-2.24% risk free rate.  The Company has allocated $212,497 of the total $425,000 proceeds to the value of the warrants.

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2011

NOTE 6 – WARRANTS

During the three months ended March 31, 2011, the Company issued 149,124 warrants in conjunction with the stock offering noted in Note 5.  The warrants are exercisable at $0.50 per share and expire five years from issuance.

Summary information regarding common stock warrants issued and outstanding as of March 31, 2011 is as follows:

		Weighted
		Average
	Warrants	Share Price
Outstanding at December 31, 2010	-	$-
Granted	1,449,124	0.50
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2011	1,449,124	$0.50

Summary of warrants outstanding and exercisable as of March 31, 2011 is as follows:

	Outstanding		Exercisable
Exercise	Number of	Remaining	Number of
Price	Shares	Life	Shares
$0.50	1,449,124	5.0	1,449,124

The outstanding warrants had an intrinsic value of $3,477,898 at March 31, 2011.  All of the 149,124 warrants outstanding at March 31, 2011, are exercisable.

NOTE 7 – SEGMENT DISCLOSURES

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

The Company has determined that there are two reportable segments: (1) advertising services and (2) mineral exploration.  The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 2: Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the three month periods ended March 31, 2011 and 2010:

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2011
NOTE 7 – SEGMENT DISCLOSURES (CONTINUED)

	Advertising	Mineral
	Services	Exploration	Consolidated
As of March 31, 2011
Revenues	$487,726	$-	$487,726
Cost of Revenue	360,917	-	360,917
Operating expenses	4,121,583	85,547	4,207,130
Other income (expense)	302,065	3	302,068
Net loss	(3,692,709)	(85,544)	(3,778,253)
Total assets	623,689	609,056	1,232,745
Total liabilities	$2,882,825	$-	$2,882,825

As of March 31, 2010
Revenues	$525,614	$-	$526,614
Cost of revenues	260,462	-	260,462
Operating expenses	286,716	-	286,716
Other income (expense)	155	-	155
Net loss	(16,549)	-	(16,549)
Total assets	550,839	-	560,839
Total liabilities	$66,614	$-	$66,614

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company sold 14.5 units of its securities, each unit consisting of 17,544 shares of its common stock and 17,544 warrants to purchase shares of common stock. Each unit was offered at a subscription price of $50,000 for gross proceeds of $725,000.

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

On December 15, 2010 we acquired certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado in exchange for 5,900,000 shares of our authorized, but previously unissued common stock.  In connection with the acquisition, we changed our corporate name to Colorado Rare Earths, Inc. in December 2010.

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

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010.

The following table sets forth the percentage relationship to total revenues of principal items contained in the our statements of operations for the three month periods ended March 31, 2011 and 2010.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Total revenues	100%	100%
Cost of revenues	74%	39%
Gross margin	26%	51%
Total operating expenses	863%	54%
(Loss) from operations	(837)%	(4)%
Other income	62%	0%
(Loss) before income taxes	(775)%	(4)%
Income tax expense (benefit)	0%	(1)%
Net (loss)	(775)%	(3)%

             __________________________________

Total revenues for the three-month period (“first quarter”) ended March 31, 2011 decreased by $38,888 to $487,726, when compared to $526,614 for first quarter of 2010.  Cost of revenues increased $100,455 to $360,917 in the first quarter of 2011 from $260,462 in the first quarter of 2010.  As a percentage of total revenues, cost of revenues increased from 49% in the first quarter of 2010 to 74% in the first quarter in 2011.  These minor changes reflect fluctuations in the normal course of business.

Total operating expenses for the first quarter of 2011 were $4,207,130 compared to $286,716 during the first quarter of 2010.  The increase is due primarily to common stock and warrants issued for services valued at $3,828,500.  The remaining increase is due to increased legal and accounting fees associated with the closing of the merger.  No common stock or warrants were issued in the first quarter of 2010.

Due to the above, we realized a net operating loss for the first quarter of 2011 of $4,080,321 as compared to a net operating loss of $20,564 in 2010.  After gain on derivative liability of $301,883 and interest income of $185, our net loss for the first quarter of 2011 was $3,778,253.  For the first quarter of 2010, we had interest income of $155 and a net tax benefit of $3,860, resulting in an overall net loss of $16,549.

Liquidity and Capital Resources

At March 31, 2011, we had total current assets of $857,213, consisting of cash of $423,070 and accounts receivable of $432,510 and other current receivables of $1,633.  At December 31, 2010, we had total current assets of $823,715, consisting of $61,574 in cash, $710,411 in accounts receivable and $51,730 in other current receivables.

We had a working capital deficit at March 31, 2011 of $2,025,612 compared to a working capital surplus of $415,616 at December 31, 2010.  This decrease in working capital is due to $2,584,867 recorded as a derivative liability associated with warrants issued for services as well as a decrease in accounts receivable of $277,901.  Accounts receivable decreased due to the collection in the current quarter of sales made during the typically busy fourth quarter.  This decrease in working capital was offset by an increased in cash of $361,496, which resulted from proceeds realized from the private sale of securities and a decrease in accounts payable of $110,141.  The decrease in accounts payable was due to the utilization of cash to pay down accounts payable.

At March 31, 2011, we had total assets of $1,232,745 and stockholders’ deficit of $1,650,080, compared to total assets of $1,199,522 and stockholders' equity of $791,423 at December 31, 2010.  Net cash used by operating activities was $28,248 for the first quarter of 2011, compared to net cash used of $4,478 for the first quarter of 2010.  The first quarter 2011 result is primarily attributed to net loss of $3,778,253 which included common stock and warrants issued for services valued at $3,526,619 and decrease in account receivable of $277,901 due to the collection of sales made in our typically busy fourth quarter which is partially offset by decrease in accounts payable of $110,141.  We also realized proceeds of $395,000 from the sale of our common stock during the first quarter of 2011.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to a lack of segregation of duties and no audit committee.  As resources become available to our company, we plan to begin to hire sufficient employees to maintain adequate internal controls.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2011, we issued 267,250 shares of common stock to employees and directors for services. In conjunction with these issuances, we also cancelled 16,000 shares previously issued to employees.  The stock was valued at an average price of $3.52 per share based on the quoted market price of the stock on the grant date.  We recorded a corresponding expense of $941,750 as general and administrative expense.

Also during the first quarter of 2011, we commenced a private offering whereby we sold 8.5 units of securities, each unit consisting of 17,544 shares of its common stock and 17,544 warrants to purchase shares of common stock (the “Units”). Each Unit was offered at a subscription price of $50,000.  We received proceeds of $395,000 of the total $425,000 to be received and, accordingly, recorded a stock subscription receivable of $30,000.  Subsequent to March 31, 2011, we sold an additional 6 Units for an aggregate of $300,000. Each warrant included in the Units is exercisable for a period of 5 years at $4.85 per share.

The issuance of shares to employees and directors for services was made pursuant to an exemption from registration under the Securities Act of 1933 under Section 4(2) of that Act.   The offer and sale of the Units was made pursuant to a private offering to qualified investors pursuant to the exemptions from registration under the Securities Act of 1933 provided by Section 4(2) and by Regulation D, Rule 506 promulgated under the Act.

Item 3.                      Defaults Upon Senior Securities++

This Item is not applicable.

Item 4.                      Removed and Reserved

Item 5.                      Other Information

On December 15, 2010 we acquired certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado in exchange for 5,900,000 shares of our authorized, but previously unissued common stock.  In connection with the acquisition, we changed our corporate name to Colorado Rare Earths, Inc. in December 2010.

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

COLORADO REARE EARTHS, INC.

May 23, 2011	By:	/s/ MICHAEL D. PARNELL
Michael D. Parnell
President, C.E.O. and Director
(Principal Accounting Officer)