Form 10-Q
period 2011-06-30
COLORADO RARE EARTHS, INC
filed 2011-08-19
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]    No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ]

Smaller reporting company

[X]

(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class

Outstanding as of August 19, 2011

Common Stock, $0.00001 par value                                  14,933,279

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Unaudited Consolidated Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

16

Item 4(T).

Controls and Procedures

16

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 1A.

Risk Factors

17

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Removed and Reserved

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

Signatures

19

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Financial Statements

Unaudited Consolidated Balance Sheets - June 30, 2011 and December 31, 2010	4
Unaudited Consolidated Statements of Operations - Three and Six Months Ended June 30, 2011 and 2010	5
Unaudited Consolidated Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010	6
Notes to Unaudited Consolidated Financial Statements	7

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2011	2010
CURRENT ASSETS

Cash	$1,872,920	$61,574
Accounts receivable, less allowance for doubtful accounts
of $22,596 and $64,734, respectively	613,538	710,411
Other current assets	1,633	51,730

Total Current Assets	2,488,091	823,715

PROPERTY AND EQUIPMENT

Property and equipment, net	55,792	49,807
Mineral properties	1,071,507	326,000

Total Property and Equipment	1,127,299	375,807

TOTAL ASSETS	$3,615,390	$1,199,522

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$457,873	$408,099
Accounts payable - related parties	374,150	-
Warrant derivative liability - related party	6,552,864	-

Total Current Liabilities	7,384,887	408,099

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued and
outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 14,451,434 and 12,300,000
shares issued and outstanding, respectively	145	123
Additional paid-in capital	10,092,171	4,109,847
Stock subscription receivable	(480,000)	-
Accumulated deficit	(13,381,813)	(3,318,547)

Total Stockholders' Equity (Deficit)	(3,769,497)	791,423

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,615,390	$1,199,522

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES
Advertising revenue	$934,494	$1,000,575	$1,422,220	$1,527,189
Total Revenue	934,494	1,000,575	1,422,220	1,527,189
Cost of revenues	622,327	623,109	983,244	883,570
Gross Margin	312,167	377,466	438,976	643,619
OPERATING EXPENSES
General and administrative	2,623,558	188,901	6,825,159	469,190
Depreciation expense	5,972	6,428	11,501	12,855
Total Operating Expenses	2,629,530	195,329	6,836,660	482,045
Income (Loss) from Operations	(2,317,363)	182,137	(6,397,684)	161,574
OTHER INCOME (LOSS)
Interest income	347	619	532	774
Interest expense	-	(212)	-	(212)
Unrealized loss on warrant derivative liability	(3,967,997)	-	(3,666,114)	-
Total Other Income (loss)	(3,967,650)	407	(3,665,582)	562
INCOME (LOSS) BEFORE INCOME TAXES	(6,285,013)	182,544	(10,063,266)	162,136
INCOME TAX EXPENSE (BENEFIT)	-	39,154	-	35,294
Net Income (Loss)	$(6,285,013)	$143,390	$(10,063,266)	$126,842
PER SHARE DATA:
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.45)	$0.03	$(0.76)	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	13,817,265	5,000,000	13,218,234	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC.
(F/K/A CALYPSO MEDIA SERVICES GROUP, INC.)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES

Net loss	$(10,063,266)	$126,842
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used by Operating Activities:
Depreciation and amortization	11,501	12,855
Common stock and warrants issued for services	5,819,096	-
Change in derivative liability - related party	3,666,114	-
Changes in Operating Assets and Liabilities:
Accounts receivable	96,873	(250,594)
Income taxes payable	-	35,294
Other current assets	50,097	-
Accounts payable and accrued expenses	49,774	49,149
Accounts payable - related parties	50,000	-

Net Cash Used by Operating Activities	(319,811)	(26,454)
INVESTING ACTIVITIES
Purchase of fixed assets	(17,486)	-
Acquisition of mining property	(421,357)
Net Cash Used By Investing Activities	(438,843)	-
FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	2,570,000	-
Net Cash Provided By Financing Activities	2,570,000	-
INCREASE (DECREASE) IN CASH	1,811,346	(26,454)
CASH AT BEGINNING OF PERIOD	61,574	175,570
CASH AT END OF PERIOD	$1,872,920	$149,116
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$212
Income taxes	-	-

Non Cash Investing and Financing Activities:
Mineral properties acquired for accounts payable - related parties	$324,150	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC.

(F.K.A CALYPSO MEDIA SERVICES GROUP, INC.)

Notes to the Unaudited Consolidated Financial Statements

June 30, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited balance sheets of Colorado Rare Earths, Inc. (f.k.a. Calypso Media Services Group, Inc.) at June 30, 2011 and related unaudited statements of operations, stockholders' equity and cash flows for the six months ended June 30, 2011 and 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in our December 31, 2010 annual report on Form 10-K.  Operating results for the period ended June 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31 2011, on a non-recurring basis:

Assets and liabilities measured at fair
value on a recurring and nonrecurring						Total
basis at June 30, 2011:						Carrying
Nonrecurring:	Level 1		Level 2		Level 3	Value
Warrant derivative liability	$ -	-	$ -	-	$(6,552,864)	$(6,552,864)
Total	$ -	-	$ -	-	$(6,552,864)	$(6,552,864)

Fair Value of Financial Instruments

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. See Note 4 for a description of the valuation methodology used to measure fair value.

The method described in Note 4 may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following tables present the fair value of warrant derivative liability as of June 30, 2011, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Derivative
Level 3 Reconciliation:	Liability
Level 3 assets and liabilities at December 31, 2010:	$-
Purchases, sales, issuances and settlements (net)	(2,886,750)
Change in fair value of warrant derivative liability	(3,666,114)
Total level 3 assets and liabilities at June 30, 2011	$(6,552,864)

Mineral Property Acquisition Costs

The costs of acquiring mineral properties are capitalized and amortized over the estimated units of production following the commencement of production, or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned. Cost includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the discretion of the Company, are recorded at such time as the payments are made.

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon the Company’s ability to recover its spent costs from the sale of its interests. The amounts recorded as mineral properties reflect actual costs incurred and are not intended to express present or future values.

The capitalized amounts may be written down if potential future cash flows, including potential sales proceeds, related to property are estimated to be less than the carrying value of the property. Management of the Company reviews the carrying value of each mineral property interest quarterly, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If indicated, reductions in the carrying value of each property would be recorded to mark the carrying value to estimated fair value.

Exploration and Development Costs

Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over the estimated units of production.

Earnings per share

Basic loss per common share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period and after any preferred stock dividend requirements. In period of earnings, diluted earnings per common share are calculated by dividing net income available to common shareholders by weighted-average common shares outstanding during the period plus weighted-average dilutive potential common shares. Diluted earnings per share calculations assume, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method. Convertible securities are included in the calculation during the time period they are outstanding using the if-converted method.

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three and six months ended June 30, 2011 and 2010, respectively, as their effects are antidilutive due to our net loss for those periods.

Warrants to purchase 2,855,096 common shares at an average exercise price of $2.38 and were outstanding at June 30, 2011. Using the treasury stock method, had we had net income, approximately 1,840,138 common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the three and six month period ended June 30, 2011.

No warrants were outstanding as of June 30, 2010.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 3 – MINERAL PROPERTIES

As part of the acquisition of Seaglass Holding Corp. on December 15, 2010, the Company acquired rights to mineral claims on approximately 704 acres on, near, or adjacent to anomalous values of Rare Earth metals, including thorium, uranium, niobium and tantalum. The Company had an independent evaluation performed by a licensed processing engineer to estimate the fair market value of the claims on the date of acquisition. Based on this report, the Company assigned a fair value to the claims of $326,000.

During the six months ended June 30, 2011, the Company incurred $745,507 in costs relating to the staking of approximately 1,358 additional claims.  The Company capitalized these costs during the six months ended June 30, 2011, which include costs to survey and stake the individual claims as well as filing and other registration fees.  All of these fees were paid or are due to a related party (see Note 8).

NOTE 4 – WARRANT DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

On March 10, 2011, the Company issued 1,300,000 warrants with an exercise price of $0.50 to a related party in exchange for services.

The Company evaluated these warrants pursuant to ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The exercise price of  these warrants are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.50. If these provisions are triggered, the exercise price of all these warrants will be reduced.  Additionally, the warrants have a provision wherein additional warrants may be issued if the Company issues new securities or increased the number of its outstanding shares by more than 5%.  As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

The fair value of the derivative liability was calculated using a Lattice Model that values the compound embedded derivatives based on future projections of the various potential outcomes. The assumptions that were analyzed and incorporated into the model included the conversion feature with the full ratchet and weighted average anti-dilution reset, expectations of future stock price performance and expectations of future issuances based on the Company’s prior stock history, prior issuances of stock, and expected capital requirements.  Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

The total fair value of the warrants issued on March 10, 2011, amounting to $2,886,750 has been recognized as stock-based compensation and included within general and administrative expense in the accompanying income statement.  Additionally, the Company recorded a derivative liability on the date of issuance with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the above warrants.  At June 30, 2011, the Company revalued the warrants and determined that, during the six months ended June 30, 2011, the Company’s derivative liability increased by $3,666,114 to $6,552,864.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation. The loss for the three months ended June 30, 2011 was $3,967,997.

The fair value of the derivative warrant instruments is estimated using the lattice valuation model with the following assumptions as of June 30, 2011:

Common stock issuable upon exercise of warrants	1,300,000
Estimated market value of common stock on measurement date	$6.70
Exercise price	$0.50
Risk-free interest rate (1)	1.76%
Warrant lives in years	5.0
Expected volatility (2)	369%
Expected dividend	None
Probability of reset to conversion price (4)	12.5%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of 22 comparable companies
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

At June 30, 2011, the derivative liability associated with the warrants was $6,552,864.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Colorado’s executive officer and business manager each entered into a three year employment agreement that provides for an annual base salary of $125,000 in year one, $137,500 in year two, and 150,000 in year three.

The Company entered into an investor relations agreement with Logic International Consulting Group, LLC (a related party) on March 11, 2011, whereby the Company is required to make a monthly retainer in the amount $50,000 until December 11, 2011.

NOTE 6 – COMMON STOCK

During the six months ended June 30, 2011, the Company issued 1,097,250 shares of common stock to consultants, employees and directors for services. In conjunction with these issuances, the Company also cancelled 16,000 shares previously issued to employees.  The stock was valued at an average price of $3.65 per share based on the quoted market price of the stock on the grant date.

Of the 1,097,250 shares issued, 800,000 were issued to non-employees in advance for services.  The Company will expense the shares monthly as services are provided and the shares will be valued based on the fair market value of the shares when services are rendered over the life of each agreement, which range from 12 to 36 months.  As of June 30, 2011, the Company has recognized $254,822 as stock-based compensation related to these shares.

During the six months ended June 30, 2011, the Company sold 61 units of its securities, each unit consisting of 17,544 shares of its common stock and 17,544 warrants to purchase shares of common stock. A total of 1,070,184 shares of common stock and warrants were issued in connection with these unit sales. Each unit was offered at a subscription price of $50,000.  Through June 30, 2011, the Company has received $2,570,000 of the total $3,050,000 to be received and has thus recorded a stock subscription receivable of $480,000.

Each warrant is immediately exercisable for a period of 5 years at $4.85 per share.  The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions:  5 year term, $2.80-$3.50 stock price, $4.85 exercise price, 351-237% volatility, 1.87-2.24% risk free rate.  The Company has allocated $1,524,982 of the total $3,050,000 proceeds to the value of the warrants.

NOTE 7 - WARRANTS

The Company has determined the estimated value of the warrants granted to employees and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $4.96-4.99; expected term of 5 years, exercise price of $0.50, a risk free interest rate of 1.81%, a dividend yield of 0% and volatility of 360%.

In addition to the warrants described above in Note 6, during the six months ended June 30, 2011, the Company also issued 320,000 warrants that vested immediately to consultants for services rendered to the Company.  The warrants were valued at $1,589,274 based on the Black-Scholes option pricing model and assumption described above.  The Company recognized the expense associated with these warrants as general and administrative expense during the six months ended June 30, 2011.

At June 30, 2011, warrants outstanding and exercisable had an intrinsic value of $6,150,216.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, the Company has used the services of a related party to perform work related to the staking of additional claims and filing required paperwork for the maintenance of its claims.  An executive of the Company is the president of the firm engaged to perform this work.  As of June 30, 2011, the Company has incurred $745,507 in mineral exploration related costs, of which $324,150 remains unpaid at period end.  The Company is not paying any premium for work performed.  Rates charged to the Company are equal to those the firm charges to its other third party clients.

The Company entered into an investor relations agreement with Logic International Consulting Group, LLC on        March 11, 2011. The president of Logic is also a board member of the Company.  Under the agreement, the Company is required to make a monthly retainer in the amount $50,000 until December 11, 2011.  The Company also issued 1,300,000 warrants with an exercise price of $0.50 in connection with this agreement.  See Note 4 above for discussion of the accounting for these warrants.

NOTE 9 – SEGMENT DISCLOSURES

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

The Company has determined that there are two reportable segments: (1) advertising services and (2) mineral exploration.  The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 2: Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the six month periods ended June 30, 2011 and 2010:

	Advertising	Mineral
	Services	Exploration	Consolidated
As of June 30, 2011
Revenues	$1,422,220	$-	$1,422,220
Cost of Revenue	983,244	-	983,244
Operating expenses	553,868	6,282,792	6,836,660
Other income (expense)	382	(3,665,964)	(3,665,582)
Net loss	$(114,510)	$(9,948,756)	$(10,063,266)
Total assets	$930,798	$2,684,592	$3,615,390

As of June 30, 2010
Revenues	$1,527,189	$-	$1,527,189
Cost of revenues	883,570	-	883,570
Operating expenses	482,045	-	482,045
Other income (expense)	(34,732)	-	(34,732)
Net loss	$126,842	$-	$126,842
Total assets	$804,338	$-	$804,338

For the period ended June 30, 2011, operating expenses for the Company’s Mineral Exploration segment include stock-based compensation of $5,819,096.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company sold 22.05 units of its securities, each unit consisting of 17,544 shares of its common stock and 17,544 warrants to purchase shares of common stock. A total of 386,845 common shares and warrants were issued in connection with these unit sales.  Each unit was offered at a subscription price of $50,000.

Subsequent to June 30, 2011, the Company has collected $120,000 of the $480,000 outstanding stock subscription receivable.

Subsequent to June 30, 2011, the Company issued 70,000 shares of its common stock in exchange for the exercise of 70,000 warrants and received cash proceeds of $35,000 and 25,000 shares to employees for services.

On July 18, 2011, the Company entered into an agreement to acquire U.S. Rare Earths, Inc., a Delaware corporation (“U.S. Rare Earths”).  U.S. Rare Earths owns certain mining and/or mineral claims and/or leases located in and around the Lemhi Mining District of Idaho and the Montana / Beaverhead District.  The acquisition is being structured as a triangular merger whereby U.S. Rare Earths will merge with and into Seaglass Holding Corp. (“Seaglass”), the Company’s wholly-owned subsidiary.  Seaglass will be the surviving corporate entity as the Company’s subsidiary and U.S Rare Earths will be dissolved.  The agreement is subject to completion of due diligence and certain other usual conditions.  Management expects the merger to be complete by September 1, 2011.

Pursuant to the terms of the agreement, U.S. Rare Earths stockholders will exchange 100% of U.S. Rare Earths’ outstanding common stock for 5,000,000 unregistered shares of the Company’s authorized, but previously unissued common stock.  The amount of shares to be issued was negotiated between the parties and the 5,000,000 shares will represent approximately 25% of the Company’s total outstanding shares following the transaction.  In connection with the acquisition, the Company plans to change its corporate name to U.S. Rare Earths, Inc.  We expect the name change will be made effective in late August 2011.  The agreement anticipates that effective at the closing, the Company will name up to two new directors to the Company’s Board of Directors, to be designated by U.S. Rare Earths.

Two principals of U.S. Rare Earths, Edward F. Cowle and H. Deworth Williams, are principal stockholders of the Company and Mr. Cowle is a director of the Company.  Each of Messrs. Cowle and Williams owns approximately 19.6% of the Company’s currently outstanding common shares.

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

Recent Events

On December 15, 2010, as part of the acquisition of Seaglass Holding Corp. (“Seaglass”), we acquired certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado in exchange for 5,900,000 shares of our authorized, but previously unissued common stock.  In connection with the acquisition, we changed our corporate name to Colorado Rare Earths, Inc. in December 2010.

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

On July 18, 2011, we entered into an agreement to acquire U.S. Rare Earths, Inc., a Delaware corporation (“U.S. Rare Earths”).  U.S. Rare Earths owns certain mining and/or mineral claims and/or leases located in and around the Lemhi Mining District of Idaho and the Montana / Beaverhead District.  The acquisition is being structured as a triangular merger whereby U.S. Rare Earths will merge with and into Seaglass, our wholly-owned subsidiary.  Seaglass will be the surviving corporate entity as our subsidiary and U.S Rare Earths will be dissolved.  The agreement is subject to completion of due diligence and certain other usual conditions.  We anticipate that the acquisition will be completed during August 2011.

Pursuant to the terms of the agreement, U.S. Rare Earths stockholders will exchange 100% of U.S. Rare Earths’ outstanding common stock for 5,000,000 unregistered shares of our authorized, but previously unissued common stock.  In connection with the acquisition, we plan to change our corporate name to U.S. Rare Earths, Inc.  We expect the name change will be made effective in September 2011.  The agreement anticipates that effective at the closing, we will name up to two new directors to our Board of Directors, to be designated by U.S. Rare Earths.

We presently own a 100% interest in a group of Colorado, unpatented, mineral claims, the Iron Hill Property, located in Gunnison County, and a 100% interest in a group of unpatented mineral claims, including the Wet Mountains Property, located in Freemont and Custer Counties. We have created an advisory board and we are actively investigating the possible alternatives of exploiting our mineral assets, including the possibility of acquiring additional claims.

We continue to operate through our subsidiaries, Media Depot and Media Max, a national agency specializing in co-op advertising.  Our media business offers an array of services ranging from buying and planning media in radio, TV, cable, print or outdoor advertising, to creating print ads and producing electronic commercials.  We also offer a full line of advertising services to manufacturers, distributors and dealers.

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations for the three and six month periods ended June 30, 2011 and 2010.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Advertising revenues	100%	100%	100%	100%
Cost of revenues	67%	62%	69%	58%
Gross margin	33%	38%	31%	42%
Total operating expenses	281%	20%	481%	32%
Income (loss) from operations	-248%	18%	-450%	11%
Total other income (expense)	-425%	0%	--258%	0%
Income (loss) before income taxes	-673%	18%	--708%	11%
Income tax expense	0%	4%	0%	2%
Net income (loss)	-673%	15%	-708%	8%

Three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Total advertising revenues for the three-month period (“second quarter”) ended June 30, 2011 decreased approximately 7% to $934,494, as compared to $1,000,575 for the second quarter of 2010.  This result is attributed to the continued weak economy which has forced many customers to reduce their advertising budgets.  Cost of revenues for the second quarter of 2011 was $622,327, a slight decrease from $623,109 in the second quarter of 2010, due to decreased sales and normal business fluctuations.

Total operating expenses for the second quarter of 2011 were $2,629,530, a 1,246% increase when compared to $195,329 during the second quarter of 2010.  This result is attributed to an increase in expenses related to the issuance of stock to employees, officers and consultants for services provided to our mineral exploration segment.  With our acquisition of Seaglass., a wholly-owned subsidiary, the Company added several advisory board members and retained outside consultants to help the Company with its mineral exploration segment.  Company’s stock and warrants were issued as compensation to these individuals which resulted in significantly higher stock based compensation during the current year.  Total expense recognized for stock and warrants issued for services was $1,978,109 for the second quarter of 2011 as compared to $-0- for the second quarter of 2010.

The remaining increase in operating expenses is primarily due to increased legal, accounting and consulting fees incurred in conjunction with our recent acquisitions. Total operating expenses as a percentage of total revenues increased to 281% for the second quarter of 2011 compared to 20% for the second quarter of 2010, which reflects the factors mentioned above.

The Company also has recorded a derivative liability associated with warrants issued on March 10, 2011. These warrants contain reset provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.50. As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.  All changes in the fair value of this warrant derivative are recognized as a non-cash expense each period. During the second quarter, a loss on the change in the valuation was recognized of $3,967,997, as compared to $-0- for the second quarter of 2010.

Net loss for the second quarter of 2011 was $6,285,013 (($0.45) per share), compared to the net income of $143,390 ($0.03 per share) after an income tax expense of $39,154 in the 2010 period.

Six months ended June 30, 2011 compared to six months ended June 30, 2010.

Total advertising revenues for the six-month period ended June 30, 2010 were $1,422,220, a 7% decrease from $1,527,189 for the 2010 six-month period, attributable to the continued weak economy which has forced many customers to reduce their advertising budgets.  Cost of revenues increased 11% to $983,244 in the first six months of 2011 from $883,570 in the comparable 2010 period, primarily due to general fluctuations in the normal course of our business and a higher than average gross margin in 2010.

Total operating expenses for the first six months of 2011 were $6,836,660, a 1,318% increase compared to $482,045 during the same 2010 period.  This result is attributed to an increase in expenses due to the issuance of stock to employees, officers and consultants for services provided to our mineral exploration segment.  With our acquisition of Seaglass Holding Corp., a wholly-owned subsidiary of Colorado, the Company added several advisory board members and retained outside consultants to help the Company with its mineral exploration segment.  Company’s stock and warrants were issued as compensation to these individuals which resulted in significantly higher stock based compensation during the current year. Total expense recognized for stock and warrants issued for services was $5,819,096 in the six-month period ended June 30, 2011 as compared to $-0- for the same period in 2010.

The remaining increase in operating expenses is primarily due to increased legal, accounting and consulting fees incurred in conjunction with our recent acquisitions. Total operating expenses as a percentage of total revenues increased from 32% in 2010 to 481% in 2011 primarily due to the factors listed above.

The Company also has recorded a derivative liability associated with warrants issued on March 10, 2011. These warrants contain reset provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.50. As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.  All changes in the fair value of this warrant derivative are recognized as a non-cash expense each period. During the six months ended June 30, 2011, a loss on the change in the valuation was recognized of $3,666,114, as compared to $-0- for the same period in 2010.

Net loss for the first six months of 2011 was $10,063,266 (($0.76) per share) compared to net income of 126,842 ($0.03 per share), after an income tax expense of $35,924 in the 2010 period.

Liquidity and Capital Resources

At June 30, 2011, we had total current assets of $2,488,091, consisting of cash of $1,872,920, accounts receivable of $613,538 and other current assets of $1,633.  At December 31, 2010, we had total current assets of $823,715, consisting of $61,574 in cash, $710,411 in accounts receivable and $51,730 in other current receivables.

We had a working capital deficit at June 30, 2011 of $4,896,796 compared to a working capital surplus of $415,616 at December 31, 2010.  This decrease in working capital is primarily due to $6,552,864 recorded as a noncash warrant derivative liability associated with warrants issued for services.

At June 30, 2011, we had total assets of $3,615,390 and stockholders’ deficit of $3,769,497, compared to total assets of $1,199,522 and stockholders' equity of $791,423 at December 31, 2010.

Net cash used in operating activities was $319,811 for the six months ended June 30, 2011, compared to $26,454 for the six months ended June 30, 2010.  Net cash used in operating activities for six months ended June 30, 2011 includes non-cash reconciling items of stock based compensation from issuance stocks and warrants for $5,819,096 and loss recorded based on the change in the fair market value of derivative liabilities of $3,666,114.  Changes in operating assets and liabilities include decreases in accounts receivable balances due to collections made in the six months ended June 30, 2011 for revenues generated during 2010.

For the six months ended June 30, 2011, our net cash used in investing activities was $438,843, compared to $-0- during the six months ended June 30, 2010.  Our financing activities provided cash of $2,570,000 from the sale of our common stock during the first six months ended June 30, 2011.

Subsequent to June 30, 2011, the Company sold 22.05 units of its securities, each unit consisting of 17,544 shares of its common stock and 17,544 warrants for a total of 386,845 of each, to purchase shares of common stock. Each unit was offered at a subscription price of $50,000, for total proceeds of $1,102,500.  Additionally, the Company has collected $120,000 of the $480,000 stock subscription receivable outstanding at June 30, 2011.

Subsequent to June 30, 2011, the Company also issued 70,000 shares of its common stock in exchange for the exercise of 70,000 warrants for cash proceeds of $35,000.

Proceeds from our recent financing activities are going to be used toward continued acquisition, exploration and development of the Company’s rare earth claims.  By December 31, 2011, we expect to spend a total of $3 million which is approximately 60% of our total expected capital raise for 2011 of $5 million.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to a lack of segregation of duties and no audit committee.  As resources become available to our company, we plan to begin to hire sufficient employees to maintain adequate internal controls.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2011, we issued 630,000 shares of common stock to employees, directors, and outside consultants for services.  The stock was valued at an average price of $3.56 per share based on the quoted market price of the stock on the grant date.  We recorded a corresponding expense of $350,386 as general and administrative expense with the remaining value of the shares issued to be recorded over the life of each agreement.

We commenced a private offering of securities during the first quarter of 2011.  During the second quarter of 2011 we sold 45.5 units of securities, each unit consisting of 17,544 shares of its common stock and 17,544 warrants to purchase shares of common stock (the “Units”). Each Unit was offered at a subscription price of $50,000.  We have received proceeds of $2,145,000 of the total $2,275,000 to be received and, accordingly, recorded a stock subscription receivable of $130,000.  This is added to the stock subscription receivable from the sale of stock in the first quarter of 2011 which now totals $480,000.  We expect to receive the full from all subscribed shares during the course of 2011.  Subsequent to June 30, 2011, we sold an additional 22.05 Units for an aggregate of $1,102,500. Each warrant included in the Units is exercisable for a period of 5 years at $4.85 per share.

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

COLORADO REARE EARTHS, INC.

Date:  August 19, 2011

By:  /S/   MICHAEL D. PARNELL

Michael D. Parnell

President, C.E.O. and Director

(Principal Accounting Officer)

 Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael D. Parnell, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Colorado Rare Earths, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:

August 19, 2011

/S/   MICHAEL D. PARNELL

Michael D. Parnell

Chief Executive Officer

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Colorado Rare Earths, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael D. Parnell, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

 The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   MICHAEL D. PARNELL

Michael D. Parnell

Chief Executive Officer

Principal Accounting Officer

August 19, 2011

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.  The foregoing certifications are accompanying the Company's Form 10-Q solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

COVER LETTER

Leonard  E. Neilson

A  PROFESSIONAL  CORPORATION

LEONARD  E.  NEILSON

8160  SOUTH  HIGHLAND  DRIVE,  SUITE 104

          ATTORNEY  AT  LAW

SANDY,  UTAH  84093

TELEPHONE:  (801)  733-0800

FAX:  (801)  733-0808

E-MAIL:  LNEILSONLAW@AOL.COM

August 19, 2011

Securities and Exchange Commission

Office of Document Control

100 F Street NE

Washington, D.C. 20549

VIA:  EDGAR

Re:

Colorado Rare Earths, Inc.

File No.  000-31199

Form 10-Q (for the period ended June 30, 2011)

To Whom It May Concern:

Please find herewith transmitted by EDGAR, the Form 10-Q filed on behalf of Colorado Rare Earths, Inc. for the quarterly period ended June 30, 2011.

Please direct all correspondences concerning this filing and Colorado Rare Earths, Inc. to this office.

Yours truly,

Leonard E. Neilson

:ae

Attachment

1