Form 10-Q/A
period 2011-06-30
COLORADO RARE EARTHS, INC
filed 2011-09-15
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [  ]    No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer

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

Class

Outstanding as of August 19, 2011

Common Stock, $0.00001 par value

               14,933,279

EXPLANATORY NOTE

Colorado Rare Earths, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 19, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflet events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Advertising revenues	100%	100%	100%	100%
Cost of revenues	67%	62%	69%	58%
Gross margin	33%	38%	31%	42%
Total operating expenses	281%	20%	481%	32%
Income (loss) from operations	-248%	18%	-450%	11%
Total other income (expense)	-425%	0%	-258%	0%
Income (loss) before income taxes	-673%	18%	-708%	11%
Income tax expense	0%	4%	0%	2%
Net income (loss)	-673%	15%	-708%	8%

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

Item 3.

Defaults Upon Senior Securities

This Item is not applicable.

Item 4.

Removed and Reserved

Item 5.

Other Information

This Item is not applicable.

Item 6.

Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLORADO REARE EARTHS, INC.

Date:  September 15, 2011

By:  /S/   MICHAEL D. PARNELL

Michael D. Parnell

C.E.O. and Director

(Principal Accounting Officer)

19