Form 10-Q
period 2011-09-30
U.S. RARE EARTHS, INC
filed 2011-11-21
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number  000-31199

U.S. RARE EARTHS, INC.

(Formerly Colorado Rare Earths, Inc.)

(Exact name of registrant as specified in its charter)

Nevada

87-0638338

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

12 North Washington Street, Montoursville, Pennsylvania 17754

(Address of principal executive offices)

(570) 368-7633

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ]

Smaller reporting company

[X]

(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class

Outstanding as of November 18, 2011

Common Stock, $0.00001 par value                     19,808,717

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Unaudited Consolidated Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 4(T).

Controls and Procedures

18

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

19

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Defaults Upon Senior Securities

20

Item 4.

Removed and Reserved

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

Signatures

21

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Financial Statements

Unaudited Consolidated Balance Sheets - September 30, 2011 and December 31, 2010	4
Unaudited Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2011 and 2010	5
Unaudited Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2011 and 2010	6
Notes to Unaudited Consolidated Financial Statements	7

U.S. RARE EARTHS, INC.
(Formerly Colorado Rare Earths, Inc.)
Consolidated Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash	$1,415,377	$61,574
Accounts receivable, less allowance for doubtful accounts
of $22,596 and $64,734, respectively	687,211	710,411
Other current assets	1,633	51,730
Total Current Assets	2,104,221	823,715
PROPERTY AND EQUIPMENT
Property and equipment, net	112,388	49,807
Mineral properties	44,849,725	326,000
Total Property and Equipment	44,962,113	375,807

TOTAL ASSETS	$47,066,334	$1,199,522

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$287,951	$408,099
Accounts payable and accrued expenses-related party	174,150	-
Accrued compensation-officers	1,000,000	-
Current installments of long term debt – related party (net of discount of $51,313 and zero)	272,174	-
Total Current Liabilities	1,734,275	408,099
LONG-TERM LIABILITIES
Note payable-related party (net of discount of $94,463 and zero)	500,769	-
Warrant derivative liability - related party	6,538,085	-
Total Liabilities	8,773,129	408,099

STOCKHOLDERS' EQUITY
Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued and
outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 19,808,717 and 12,300,000
shares issued and outstanding, respectively	198	123
Additional paid-in capital	54,016,320	4,109,847
Stock subscription receivable	(10,000)	-
Accumulated deficit	(15,713,313)	(3,318,547)
Total Stockholders' Equity	38,293,205	791,423
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,066,334	$1,199,522

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC.
(Formerly Colorado Rare Earths, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES
Advertising revenue	$864,053	$1,070,307	$2,286,273	$2,597,496
Total Revenue	864,053	1,070,307	2,286,273	2,597,496

Cost of revenues	429,535	828,817	1,412,779	1,712,387
Gross Margin	434,518	241,490	873,494	885,109

OPERATING EXPENSES
General and administrative	2,422,532	278,311	9,247,691	747,501
Exploration costs	347,043	-	347,043	-
Depreciation expense	7,889	6,428	19,390	19,283

Total Operating Expenses	2,777,464	284,739	9,614,124	766,784

Income (Loss) from Operations	(2,342,946)	(43,249)	(8,740,630)	118,325
OTHER INCOME (LOSS)
Interest income	757	205	1,289	979
Interest expense	(4,090)	-	(4,090)	(212)
Unrealized gain (loss) on warrant derivative liability – related party	14,779	-	(3,651,335)	-

Total Other Income (loss)	11,446	205	(3,654,136)	767

INCOME (LOSS) BEFORE INCOME TAXES	(2,331,500)	(43,044)	(12,394,766)	119,092
INCOME TAX EXPENSE (BENEFIT)	-	(24,802)	-	10,492

Net Income (Loss)	$(2,331,500)	$(18,242)	$(12,394,766)	$108,600

PER SHARE DATA:

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.12)	$(0.00)	$(0.82)	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	18,785,380	5,000,000	15,039,268	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC.
(Formerly Colorado Rare Earths, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2011		2010
OPERATING ACTIVITIES
Net income (loss)		$(12,394,766)	$108,600
Adjustments to Reconcile Net Income (Loss) to
Net Cash from Operating Activities:
Depreciation and amortization		19,390	19,283
Common stock and warrants issued for services		6,460,799	-
Debt discount amortization		4,090	-
Unrealized loss on warrant derivative liability - related party		3,651,335	-
Changes in Operating Assets and Liabilities:
Accounts receivable		23,200	(246,553)
Prepaid expenses		-	(50,000)
Deferred income taxes		-	10,492
Other current assets		50,097	-
Accounts payable and accrued expenses-related parties		1,000,000	-
Accounts payable and accrued expenses		(132,196)	179,988

Net Cash (Used In) Provided by Operating Activities		(1,318,051)	21,810
INVESTING ACTIVITIES
Purchase of fixed assets		(81,971)	-
Cash received in acquisition of USRE		2,682	-
Acquisition of mining property		(571,357)	-

Net Cash Used In Investing Activities		(650,646)	-
FINANCING ACTIVITIES
Proceeds from the sale of common stock		3,787,500	-
Repayment of related-party note		(500,000)	-
Cash received on exercise of warrants		35,000	-

Net Cash Provided By Financing Activities		3,322,500	-
INCREASE IN CASH		1,353,803	21,810
CASH AT BEGINNING OF PERIOD		61,574	175,570
CASH AT END OF PERIOD		$1,415,377	$197,380
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense		$-	$212
Income taxes		-	-
Non Cash Investing and Financing Activities:
Mineral properties acquired for accounts payable - related parties		$174,150	$-
Common stock issued in acquisition of USRE		$42,500,000	$-
Accounts payable assumed in acquisition of USRE		$12,047	$-
Discount on note payable- related party (imputed interest)	4	149,866	$-
Notes payable-related party, assumed in acquisition of USRE		$1,418,719	$-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC.

(Formerly Colorado Rare Earths, Inc.)

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited balance sheets of U.S. Rare Earths, Inc. (f.k.a. Colorado Rare Earths, Inc.) at September 30, 2011 and related unaudited statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2011 and 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in our December 31, 2010 annual report on Form 10-K.  Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

On July 18, 2011 the Company entered into an agreement to acquire U.S. Rare Earths, Inc., a Delaware corporation (“USRE”) and the acquisition closed on August 22, 2011.  In connection with the acquisition, the Company changed its corporate name to U.S. Rare Earths, Inc.  See Note 3 for additional information.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include those with respect to the valuation and recoverability of mineral claims, stock-based compensation, the valuation of the Company’s warrant derivative liability and the valuation allowance applicable to the Company’s deferred tax assets.  Actual results could differ from those estimates.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2011, on a non-recurring basis:

U.S. RARE EARTHS, INC.

(Formerly Colorado Rare Earths, Inc.)

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assets and liabilities measured at fair
value on a recurring and nonrecurring						Total
basis at September 30, 2011:						Carrying
Nonrecurring:	Level 1		Level 2		Level 3	Value
Warrant derivative liability	$ -	-	$ -	-	$(6,538,085)	$(6,538,085)
Total	$ -	-	$ -	-	$(6,538,085)	$(6,538,085)

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

The following tables set forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 instruments in the fair value hierarchy:

Three months ended
September 30, 2011
Warrant derivative liability
At June 30 2011:	$(6,552,864)
Additions	-
Transfers	-
Settlements	-
Change in fair value – unrealized gain	14,779
Total level 3 liabilities at September 30, 2011	$(6,538,085)
Unrealized gain included in earnings related to derivatives still held as of September 30, 2011	$14,779

Nine months ended
September 30, 2011
Warrant derivative liability
At December 31, 2010:	$-
Additions	(2,886,750)
Transfers	-
Settlements	-
Change in fair value – unrealized loss	(3,651,335)
Total level 3 liabilities at September 30, 2011	$(6,538,085)
Unrealized loss included in earnings related to derivatives still held as of September 30, 2011	$(3,651,335)

U.S. RARE EARTHS, INC.

(Formerly Colorado Rare Earths, Inc.)

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

All potential dilutive securities, including potentially dilutive options, warrants and convertible securities, if any, were excluded from the computation of dilutive net loss per common share for the three and nine months ended September 30, 2011 and 2010, respectively, as their effects are antidilutive due to our net loss for those periods.

Warrants to purchase 2,785,096 common shares at an average exercise price of $2.38 and were outstanding at September 30, 2011. Using the treasury stock method, had we had net income, approximately 1,751,863 common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the three month period ended September 30, 2011, while approximately 614,647 common shares attributable to our outstanding warrants to purchase common shares would have been included in the fully diluted earnings per share calculation for the nine month period ended September 30, 2011.

No warrants were outstanding as of September 30, 2010.

U.S. RARE EARTHS, INC.

(Formerly Colorado Rare Earths, Inc.)

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the nine months ended September 30, 2011, the Company incurred $745,507 in costs relating to the staking of approximately 1,358 additional claims.  The Company capitalized these costs during the nine months ended

September 30, 2011, which include costs to survey and stake the individual claims as well as filing and other registration fees.  All of these fees were paid or are due to a related party (see Note 8).

U.S. Rare Earths, Inc. Acquisition

On July 18, 2011, the Company acquired USRE by issuing 5,000,000 shares of the Company’s common stock to the shareholders of USRE.  A significant factor leading to the Company’s purchase of USRE was the mineral properties owned by USRE.  At the time the Company acquired USRE, these mineral properties were re-valued to their market value of $43,930,766

The acquisition closed on August 22, 2011.  Pursuant to the terms of the agreement, USRE’s stockholders exchanged 100% of their outstanding common stock for 5,000,000 unregistered shares of the Company’s common stock valued at the market price of the Company’s common stock on the date the agreement was entered into of $8.50 per share or a total of $42,500,000.  The 5,000,000 shares represent approximately 25% of the Company’s total outstanding shares immediately following the transaction. As part of the acquisition price, the Company also assumed a note payable in the amount of $1,418,719 and certain other accounts payable totaling $12,047.

The assets and liabilities of USRE as of the acquisition date will be recorded at their estimated fair value. A preliminary allocation of the purchase price is as follows:

Cash and cash equivalents	$2,682
Mineral properties	43,928,084
Total assets acquired	43,930,766

Accounts payable	12,047
Notes payable	1,418,719
Total liabilities acquired	1,430,766
Net assets acquired	$42,500,000

The allocation of the purchase price was based on preliminary estimates and is provisional. Estimates and assumptions are subject to change upon the receipt of final tax returns as well as any other information that existed as of the purchase date but is unknown as of the date of this filing. This final evaluation of net assets acquired is expected to be completed as soon as a final accounting is performed, but no later than one year from the acquisition date. Any future changes in the value of the net assets acquired will be offset by a corresponding change in mineral properties or possibly goodwill.

U.S. RARE EARTHS, INC.

(Formerly Colorado Rare Earths, Inc.)

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

NOTE 3 – MINERAL PROPERTIES (CONTINUED)

Pro forma presentation

The unaudited pro forma information below for the three and nine months ended September 30, 2011 and 2010, are presented as if the acquisition of USRE had taken place on the first day of each period by combining the unaudited historical results of the Company and USRE:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$ 864,053	$ 1,070,307	$ 2,286,273	$ 2,597,496
Loss from operations	(2,413,361)	(117,828)	(8,895,470)	(17,909)
Net loss	(2,401,915)	(92,821)	(12,549,606)	(27,634)

Net loss per common share	$ (0.13)	$ (0.02)	$ (0.83)	$ (0.01)

NOTE 4 – WARRANT DERIVATIVE LIABILITY

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the above warrants.  At September 30, 2011, the Company revalued the warrants and determined that, during the three months ended September 30, 2011, the Company’s warrant derivative liability decreased by $14,779 and during the nine months ended September 30, 2011, the Company’s derivative liability increased by $3,651,335 to $6,538,085.  The Company recognized a corresponding gain or loss on derivative liability in conjunction with these revaluations.

U.S. RARE EARTHS, INC.

(Formerly Colorado Rare Earths, Inc.)

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

NOTE 4 – WARRANT DERIVATIVE LIABILITY (CONTINUED)

The fair value of the derivative warrant instruments is estimated using the lattice valuation model with the following assumptions as of September 30, 2011:

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company’s executive officer and business manager each entered into a three year employment agreement that provides for an annual base salary of $125,000 in year one, $137,500 in year two, and $151,000 in year three.  In July 2011, these employment agreements extended for two additional years. The Company agreed to pay $166,100 and 182,710 in year four and five, respectively, to each of these employees.  The Company also agreed to issue 125,000 shares per year to each of these two employees in year four and five, provided they are still employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable.

The Company entered into an investor relations agreement with Logic International Consulting Group, LLC (a related party) on March 11, 2011, whereby the Company is required to make a monthly retainer in the amount $50,000 until December 11, 2011.

Due to the change in control of the Company caused by the acquisition of U.S Rare Earths, Inc. as described in Note 3, the Company has accrued the severance compensation due to its principal officers under their employment contracts. Pursuant to the terms of the employment contracts, the Company is obligated to pay to the two employees, at their discretion, the sum of $500,000 in cash or $500,000 in the Company’s common shares or a combination thereof. The closing price of $0.50 per share is to be used in calculating the number of severance shares.  As of September 30, 2011, the Company has accrued $1,000,000 as Accrued compensation – officers, in the accompanying balance sheet.

U.S. RARE EARTHS, INC.

(Formerly Colorado Rare Earths, Inc.)

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

NOTE 6 – COMMON STOCK

During the nine months ended September 30, 2011, the Company issued 1,122,250 shares of common stock to consultants, employees and directors for services. In conjunction with these issuances, the Company also cancelled 16,000 shares previously issued to employees.  The stock was valued at an average price of $3.18 per share based on the quoted market price of the stock on the grant date.

Of the 1,122,250 shares issued, 800,000 were issued to non-employees in advance for services.  The Company is expensing the shares monthly as services are provided and the shares will be valued based on the fair market value of the shares when services are rendered over the life of each agreement, which range from 12 to 36 months.  As of September 30, 2011, the Company has recognized $734,025 as stock-based compensation related to these shares.

During the nine months ended September 30, 2011, the Company sold 75.95 units of its securities, each unit consisting of 17,544 shares of its common stock and 17,544 warrants to purchase shares of common stock. A total of 1,332,467 shares of common stock and warrants were issued in connection with these unit sales. Each unit was offered at a subscription price of $50,000.  Through September 30, 2011, the Company has received $3,787,500 of the total $3,797,500 to be received and has thus recorded a stock subscription receivable of $10,000.  Each warrant is immediately exercisable for a period of five years at $4.85 per share.  The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions:  Five-year term, $2.80-$3.50 stock price, $4.85 exercise price, 351-237% volatility, 1.87-2.24% risk free rate.  The Company has allocated $2,143,750 of the total $4,287,500 proceeds to the value of the warrants.

NOTE 7 - WARRANTS

Except for the warrants described in Note 4 above, the Company has determined the estimated value of the warrants granted to employees and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: stock price at valuation, $4.96-4.99; expected term of five years, exercise price of $0.50, a risk free interest rate of 1.81%, a dividend yield of 0% and volatility of 360%.

In addition to the warrants described above in Note 6, during the nine months ended September 30, 2011, the Company also issued 320,000 warrants that vested immediately to consultants for services rendered to the Company.  The warrants were valued at $1,589,288 based on the Black-Scholes option pricing model and assumption described above.  The Company recognized the expense associated with these warrants as general and administrative expense during the nine months ended September 30, 2011.

At September 30, 2011, the Company had 2,965,801 warrants outstanding, all of which were exercisable, with a weighted average remaining life of 4.75 years and an intrinsic value of $8,256,154.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011, the Company has used the services of a related party to perform work related to the staking of additional claims and filing required paperwork for the maintenance of its claims.  An executive of the Company is the president of the firm engaged to perform this work.  As of September 30, 2011, the Company has incurred $745,507 in mineral exploration related costs, of which $175,150 remains unpaid at period end.  The Company is not paying any premium for work performed.  Rates charged to the Company are equal to those the firm charges to its other third party clients.

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

U.S. RARE EARTHS, INC.

(Formerly Colorado Rare Earths, Inc.)

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

NOTE 8 – RELATED PARTY TRANSACTIONS (CONTINUED)

USRE Note

As part of the acquisition price of USRE, the Company assumed a note in the amount of $1,418,719 payable to an entity owned by one of the Company’s directors and who is also a significant shareholder in the Company.  As part of the USRE purchase agreement, the Company agreed to pay $500,000 against the note and both the Company and the lender agreed to restructure the remaining balance.  The Company made the $500,000 payment and the remaining note balance of $918,719 was restructured to be a non interest bearing note with principal only payments of $28,125 due at the first of each month commencing November 1, 2011 and continuing until the note is repaid, which is expected to occur on or about July 2014.  The restructured note has no prepayment penalty and is secured by the Company’s mineral claims in and around the Lemhi Mining District in Idaho and the Montana Beaverhead District.

The restructured note is noninterest bearing and therefore, the Company is required to impute interest on the principal.  Using its estimated incremental borrowing rate, the Company recorded $149,866 as a discount against the restructured note, representing an estimated incremental borrowing rate of 10% per annum.  The discount will be accreted to interest expense over the term of the restructured note.  The Company recorded $4,090 of interest expense during the three and nine months ended September 30, 2011 related to the amortization of the discount.

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

The Company has determined that there are two reportable segments: (1) advertising services and (2) mineral exploration.  The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 2: Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the nine-month periods ended September 30, 2011 and 2010:

U.S. RARE EARTHS, INC.

(Formerly Colorado Rare Earths, Inc.)

Notes to the Unaudited Consolidated Financial Statements

September 30, 2011

NOTE 9 – SEGMENT DISCLOSURES (Continued)

	Advertising	Mineral
	Services	Exploration	Consolidated
As of September 30, 2011
Revenues	$2,286,273	$-	$2,286,273
Cost of revenues	1,412,779	-	1,412,779
Operating expenses	851,870	8,762,254	9,614,124
Other income (expense)	569	(3,654,705)	(3,654,136)
Net income (loss)	$22,193	$(12,416,959)	$(12,394,766)
Total assets	$690,449	$46,375,885	$47,066,334

As of September 30, 2010
Revenues	$2,597,496	$-	$2,597,496
Cost of revenues	1,712,387	-	1,712,387
Operating expenses	766,784	-	766,784
Other income (expense)	767	-	767
Income tax expense	10,492	-	10,492
Net income	$108,600	$-	$108,600
Total assets	$892,133	$-	$892,133

For the nine months ended September 30, 2011, operating expenses for the Company’s Mineral Exploration segment include stock-based compensation of $3,574,050.

NOTE 10 – SUBSEQUENT EVENTS

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

Recent Events

On December 15, 2010, we acquired certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado in exchange for 5,900,000 shares of our authorized, but previously unissued common stock.  In connection with the acquisition, we changed our corporate name to Colorado Rare Earths, Inc. in December 2010.

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

On July 18, 2011, we entered into an agreement to acquire U.S. Rare Earths, Inc., a Delaware corporation (“U.S. Rare Earths”).  U.S. Rare Earths owns certain mining and/or mineral claims and/or leases located in and around the Lemhi Mining District of Idaho and the Montana / Beaverhead District.  The acquisition was structured as a triangular merger whereby U.S. Rare Earths merged with and into Seaglass Holding Corp. (“Seaglass”), our wholly owned subsidiary, with Seaglass being the surviving corporate entity.  The agreement was completed on August 22, 2011. The agree provides that the U.S. Rare Earths stockholders exchanged 100% of U.S. Rare Earths’ outstanding common stock for 5,000,000 unregistered shares of our authorized, but previously unissued common stock.  Following the acquisition, we changed our corporate name to U.S. Rare Earths, Inc. on October 5, 2011. We also plan to name two new directors to our Board of Directors, as designated by U.S. Rare Earths.

In additions to the properties acquired pursuant to the acquisition of U.S. Rare Earths, we own a 100% interest in a group of Colorado, unpatented, mineral claims, the Iron Hill Property, located in Gunnison County, and a 100% interest in a group of unpatented mineral claims including the Wet Mountains Property, located in Freemont and Custer Counties. We have created an advisory board and we are actively investigating the possible alternatives of exploiting our mineral assets, including the possibility of acquiring additional claims.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations for the three and nine-month periods ended September 30, 2011 and 2010.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Advertising revenues	100%	100%	100%	100%
Cost of revenues	50%	77%	62%	66%
Gross margin	50%	23%	38%	34%
Total operating expenses	321%	27%	421%	30%
Income (loss) from operations	(271%)	(4%)	(383%)	4%
Total other income (loss)	1%	0%	(160%)	0%
Income (loss) before income taxes	(270%)	(4%)	(542%)	4%
Income tax expense	0%	2%	0%	0%
Net income (loss)	(270%)	(2%)	(542%)	4%

Three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Total advertising revenues for the three-month period (“third quarter”) ended September 30, 2011 decreased approximately 19% to $864,053, compared to $1,070,307 for the third quarter of 2010.  This result is attributed to the continued weaknesses in the economy and the general decline in non-Internet advertising revenues throughout the United States. Cost of revenues for the third quarter of 2011 was $429,535, a 48% decrease from $828,817 in the third quarter of 2010, due to decreased sales and normal business fluctuations.

Total operating expenses for the third quarter of 2011 were $2,777,464, a 875% increase when compared to $284,739 during the third quarter of 2010.  This result is attributed to the costs of common stock and warrants issued for services and an accrual of $1,000,000 for severance of two executive officers. The Company has built a reputable advisory board and was able to negotiate that the members be compensated primarily in shares of our common stock.  Total expense recognized for stock issued for services was $641,705 for the third quarter of 2011 as compared to $-0- for the third quarter of 2010.  The remaining increase in operating expenses is primarily due to the cost of entering the rare earths industry, including identifying properties and seeking financing. Total operating expenses as a percentage of total revenues increased to 321% for the third quarter of 2011 compared to 27% for the third quarter of 2010, which reflects the factors mentioned above.  Net loss for the third quarter of 2011 was $2,331,500 [($0.12) per share], compared to the net loss of $18,242 [($0.00) per share] after an income tax benefit of $24,802 in the 2010 period.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010.

Total advertising revenues for the nine-month period ended September 30, 2011 were $2,286,273, a 12% decrease from $2,597,496 for the 2010 nine-month period, attribute to the continued weaknesses in the economy and the general decline in non-Internet advertising revenues throughout the United States.   Cost of revenues decreased 17% to $1,412,779 in the first nine months of 2011 from $1,712,387 in the comparable 2010 period, primarily due to, due to decreased sales and normal business fluctuations.

Total operating expenses for the first nine months of 2011 were $9,614,124, a 1154% increase compared to $766,784 during the same 2010 period.  This result is attributed to the costs of common stock and warrants issued for services and an accrual of $1,000,000 for severance of two executive officers. Total expense recognized for stock issued for services was $3,574,050 in the nine-month period ended September 30, 2011 as compared to $-0- for the same period in 2010.  The remaining increase in operating expenses is primarily due to the unrealized loss on the warrant derivative liability of $3,651,335. Total operating expenses as a percentage of total revenues increased from 30% in 2010 to 421% in 2011, primarily due to the factors listed above.  Net loss for the first nine months of 2011 was $12,394,766 [($0.82) per share] compared to net income of 108,600 [$0.02 per share], after an income tax expense of $10,492 in the 2010 period.

Liquidity and Capital Resources

At September 30, 2011, we had total current assets of $2,104,221, consisting of cash of $1,415,377, accounts receivable of $687,211 and other current assets of $1,633.  At December 31, 2010, we had total current assets of $823,715, consisting of $61,574 in cash, $710,411 in accounts receivable and $51,730 in other current receivables.

We had a working capital surplus at September 30, 2011 of $369,946 compared to a working capital surplus of $415,616 at December 31, 2010.  This decrease in working capital is primarily due to the accrual of $1,000,000 as severance compensation for two of our executive officers, partially offset by higher cash on hand due to our private placements of common stock and warrants during the 2011 period.  The decrease in our accounts payable, due to normal fluctuations, has been more than offset by our increased cash balance resulting from proceeds realized from the private sale of securities.

At September 30, 2011, we had total assets of $47,066,334 and stockholders’ equity of $38,293,205, compared to total assets of $1,199,522 and stockholders' equity of $791,423 at December 31, 2010.  The increase in assets and stockholders’ equity is primarily due to the acquisition of mineral properties during the quarter.

Net cash used by operating activities was $1,318,051 for the first nine months of 2011, compared to net cash provided of $21,810 for the first nine months of 2010.  The first nine months of 2011 result is primarily attributed to the increased net loss and partially offset by the $6,460,799 in common stock and warrants issued for services and $3,651,335 in changes in derivative liability to related parties. We also realized proceeds of $3,787,500 from the sale of our common stock during the first nine months of 2011.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to a lack of segregation of duties and no audit committee.  As resources become available to our company, we plan to begin to hire sufficient employees to maintain adequate internal controls.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2011, we issued 25,000 shares of common stock to employees and directors for services.  The stock was valued at an average price of $6.50 per share based on the quoted market price of the stock on the grant date.  We recorded a corresponding expense of $162,500 as general and administrative expense.

We commenced a private offering of securities during the first quarter of 2011.  During the third quarter of 2011 we sold 21.95 units of securities (gross proceeds of $1,097,501), each unit consisting of 17,544 shares of its common stock and 17,544 warrants to purchase shares of common stock (the “Units”) offered at a subscription price of $50,000. Each warrant included in the Units is exercisable for a period of five years at $4.85 per share.

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

Exhibit 101*

Interactive Data File

*

In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. REARE EARTHS, INC.

Date:  November 21, 2011

By:  /S/   MICHAEL D. PARNELL

Michael D. Parnell

C.E.O. and Director

(Principal Accounting Officer)