Form 10-K
period 2011-12-31
U.S. RARE EARTHS, INC
filed 2012-04-16
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2011

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________ to ________

Commission File No. 000-31199

U.S. RARE EARTHS, INC.

(Formerly Colorado Rare Earths, Inc.)

 (Exact Name of Issuer as specified in its charter)

Nevada	87-0638338
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

12 Gunnebo Drive, Lonoke, Arkansas	72086
(Address of principal executive offices)	(zip code)

(501) 676-2994

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K  (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☑ No

As of June 30, 2011 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $45,395,408.

As of April 16, 2012, the Company had 20,680,777 shares of common stock issued.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating our prospects and us. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act") regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this report reflect the good faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

ITEM 1.     BUSINESS

THE COMPANY AND OUR BUSINESS

U.S. Rare Earths, Inc. (“USRE”, “U.S. Rare Earths” or the “Company”) is a mineral exploration, mining and claims acquisition company based in Lonoke, Arkansas. Formerly Colorado Rare Earths, Inc., the Company holds over 12,000 acres of mining claims for rare-earth elements in Colorado, Idaho and Montana.  In Colorado, these claims include the Powderhorn Property in Gunnison County, and Wet Mountain Property in Fremont and Custer Counties. Additional claims include the Lemhi Pass Property in Lemhi County, Idaho and Beaverhead County, Montana; Diamond Creek and North Fork Properties in Lemhi County, Idaho and the Sheep Creek Property in Ravalli County, Montana.

We have budgeted expenditures for the next twelve months of approximately $4,700,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described.  For further details see “Cash Requirements” below. USRE believes that it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of rare-earth elements and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves.

Our principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt and the exercise of warrants.  USRE plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  USRE believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since USRE’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that USRE will in fact be able to raise the additional capital as it is needed.

Our primary activity will be to proceed with the exploration and development of the rare-earth properties and other mining opportunities that may present themselves from time to time. We cannot guarantee that the rare-earth properties will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development company.

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

On July 18, 2011, we entered into an agreement to acquire U.S. Rare Earths, Inc., a Delaware corporation, and the acquisition closed on August 22, 2011. In connection with the acquisition, we changed our corporate name to U.S. Rare Earths.

On December 15, 2010, we entered into an agreement to acquire Seaglass Holding Corp., a Nevada corporation (“Seaglass”).  Seaglass owns certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.  The acquisition was structured as a triangular merger whereby Seaglass merged with Calypso Merger, Inc., a newly formed, wholly-owned subsidiary of Calypso Media Services Group, Inc. created solely for the purpose of facilitating the acquisition.  Seaglass became the surviving corporate entity as a wholly-owned subsidiary of the Company and Calypso Merger, Inc. was dissolved.

CORPORATE INFORMATION

We were originally incorporated in the State of Delaware on July 27, 1999. We changed our corporate domicile to the State of Nevada in December 2007.   Our principal executive offices are located at 12 Gunnebo Drive, Lonoke, Arkansas 72086. The telephone number is 501-676-2994. We maintain offices at 12 North Washington Street, Montoursville, Pennsylvania 17754. The telephone number is 570-368-7633. The Company’s principal website address is located at www.usrareearths.com. The information on our website is not incorporated as a part of this Form 10-K.

THE COMPANY’S COMMON STOCK

Our common stock currently trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “UREE.”

RARE EARTH ELEMENTS INDUSTRY OVERVIEW

Rare Earth Elements

The rare earths elements (“REE”) group includes 17 elements: the 15 lanthanide elements (cerium, lanthanum, neodymium, praseodymium, promethium, which does not occur naturally, samarium, europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium, plus two elements with similar chemical properties to the lanthanides, yttrium and scandium. The oxides produced from processing REEs are collectively referred to as REOs. Light and heavy REEs are contained in all rare earth deposits. Our deposits in Colorado, Idaho and Montana contain such REE’s.  As Heavy REEs (HREE) are generally less prevalent than Light REEs, HREEs command higher sales prices on a per kilogram basis.

There is some difference in the industry and geological circles on the dividing line between Heavy and Light REEs.  Cerium, lanthanum, neodymium, praseodymium and samarium are considered "light REEs" that are more predominant in bastnasite, while europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium are considered "heavy REEs" that are more predominant in monazite.  Across its six deposits in three states, USRE has both bastnasite and monazite occurrences.

Rare Earths Applications and Utilities

The unique properties of REEs have made them critical components in a range of green-tech and high-tech applications, as well as advanced defense systems and space-based communications systems.

Green-tech applications include:

•

Hybrid cars and electric vehicles•

Wind turbines

•

Solar photovoltaics

•

CFL light bulbs

High-tech applications include:

•

Cell phones and digital music players

•

Computer hard disk drives

•

Microphones

•

Fiber optics

•

Lasers

Defense and space applications include:

•

Global positioning systems

•

Radar and sonar

•

Major sea, land and air-based weapons systems

In addition, REEs are widely used in advanced water treatment applications and the oil-to-gasoline refinement process.

Global REE Demand

According to Industrial Materials Co of Australia Pty Ltd (“IMCOA’), widely recognized as an independent source for REE forecasting, global demand in 2010 was estimated to be approximately 125,000 mt of REO.

Global demand for rare earths by market (mt of REO): 2008 and 2015

 Source: IMCOA (January 2011)

 IMCOA lists the following factors influencing future demand for REE:

•

the use of neodymium, praseodymium and dysprosium in high-strength NdFeB magnets that are critical to hybrid and electric vehicles and the increased construction of wind power generation facilities, particularly off-shore installations;

•	the use of lanthanum and cerium for NiMH batteries that are utilized in hybrid and electric vehicles;

•	the use of europium, terbium and yttrium in the production of compact fluorescent light bulbs;

•	the use of high-strength NdFeB magnets in the miniaturization of electronic products;

•	the use of lanthanum by refineries processing lower quality crude oil that consumes greater quantities of fluid cracking catalysts;

•	the increased use of REEs in the drive to improve energy efficiency and reduce greenhouse gas, or GHGs, by the United States and the European Union;

•	the use of cerium in advanced water filtration applications; and

•	continued research and commercialization of new applications for rare earths products.

IMCOA projects that total demand for rare earths outside of China is expected to increase at a compound annual growth rate, or CAGR, of approximately 7% between 2010 and 2015.

In the case of select REEs, there is increased concern that the global market may see supply shortages as early as 2013.  The U.S. Department of Energy Critical Materials Strategy Report – January 2012 – lists 5 metals in its “Critical Risk” category.  All 5 are REEs (neodymium, dysprosium, terbium, europium and yttrium).

REE Supply

China today provides approximately 97% of global REE production.  In the U.S., Molycorp, Inc. reopened the Mountain Pass Mine, CO mine in late 2011, ending a decade in which the U.S. had no REE production.  For the year, Molycorp, Inc. contributed less than 1% of global production, with plans to significantly increase production in 2012.

Local concerns about a planned processing plant in Malaysia for REEs mined in Australia have delayed Lynas Corp’s planned commencement of mining in 2011.  Lynas Corp continues to project mining at a full production rate comparable to Molycorp, Inc.

China's internal consumption of rare earths is expected to continue to grow, leaving the rest of world with less supply during a period of projected increasing global demand. China continues to dominate the manufacture of rare earth metals, producing substantially all of the world's supply, and the manufacture of NdFeB magnets, producing approximately 80% of the world's supply.

Neither capability currently exists in the United States.

Public Policy and REE

China has announced its intent to begin a national stockpile program, as have Japan and South Korea.  Sweden has declared an REE deposit to be “a project of national interest,” while the German government has convened a public-private sector group to secure REE access.

Additionally, the U.S. Department of Defense is conducting a study to determine its rare earth requirements and supply chain vulnerabilities and whether to build a strategic stockpile. These stockpile programs will likely accelerate the pace of the current and projected global REE supply deficit.

In March 2012, the governments of the U.S. and Japan, joined by the European Union, instituted a WTO action aimed at China’s REE export quota policies.  Should the action prevail and force a change in China REE export policies, the WTO process is not expected to result in a net increase in REE production.  The challenge of meeting growing global demand will remain.

National Security Factors and REE

An April 2010 U.S. GAO Report provides a snapshot of U.S. REE exposure in the U.S. defense supply chain:

• Government officials emphasized the significance of the widespread use of commercial-off-the-shelf products in defense systems that include rare earth materials, such as computer hard drives;

• Heavy REEs, such as dysprosium, which provide much of the heat-resistant qualities of permanent magnets used in many industry and defense applications, are considered to be important;

•

Government and industry officials told the U.S. GAO that where rare earth materials are used in defense systems, the materials are responsible for the functionality of the component and would be difficult to replace without losing performance;

•

A 2009 National Defense Stockpile configuration report identified lanthanum, cerium, europium and gadolinium as having already caused some kind of weapon system production delay and recommended further study to determine the severity of the delays; and

• Defense systems will likely continue to depend on rare earth materials, based on their life cycles and lack of effective substitutes.

Outlook and Risk

Continued supply from China is uncertain due to factors ranging from Chinese export quota policies, internal Chinese demand for REEs, and government efforts to limit production of small and un-regulated REE mines – many of which produce scarce Heavy REE.

Each of these factors has the capability to constrain Chinese REE supply at a time when demand for REEs is growing significantly.

Growing global demand and the desire to diversify away from dependence on Chinese REE supply indicates a ready market for REE from USRE’s U.S. deposits.

Our success depends on a number of factors, including:

•	Overall REO grade obtained;

•	Timely ability to obtain and maintain exploration and development, operating and environmental permits;

•	The amount of recoverable high-value REEs contained in ore (such as those REEs designated as “critical risk” by the U.S. DOE: yttrium, neodymium, terbium, europium and dysprosium);

•	Reserve life;

•	The ability to separate and concentrate rare earth minerals;

•	The ability to mitigate impacts of the natural radioactive material content of the ore and the ability to responsibly and economically manage radioactive waste;

•	The cost of bringing the property into production; and

•	Access to critical infrastructure, including electricity, fuel, and transportation.

KEY MARKET PRIORITIES

Our primary activity will be to proceed with the exploration and development of the rare-earth properties and other mining opportunities that may present themselves from time to time. We cannot guarantee that the rare-earth properties will be successful or that any project that we embark upon will be successful. Our goal is to build our company into a successful mineral exploration and development company.

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to the volatility of the price of rare-earth elements, our reserve estimates, operating as a going concern, unique difficulties and uncertainties in mining exploration ventures, our need for additional financing, and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in “Risk Factors”.

EMPLOYEES

As of December 31, 2011, we had 18 full-time and part-time employees and 3 consultants. Most employees were based in Montoursville, Pennsylvania. The Chief Executive Officer is based out of the Montoursville, Pennsylvania office. The Chief Financial Officer is based out of Seattle, Washington and Atlanta, Georgia.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION REPORTS

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.usrareearths.com that provides additional information about our Company and links to documents we file with the SEC. The Company's charters for the Compensation Committee and the Code of Conduct and Ethics are also available on our website. We do not have a Compensation or Nominations Committee at this time. The information on our website is not part of this Form 10-K.

GLOSSARY OF SELECTED MINING TERMS

The following is a glossary of selected mining terms used in this annual report that may be technical in nature:

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Bastnasite

Bastnasite is a mixed Lanthanide fluoro-carbonate mineral (Ln F CO3) that currently provides the bulk of the world's supply of the light REEs. Bastnasite and monazite are the two most common sources of cerium and other REEs.

Bastnasite is found in carbonatites, igneous carbonate rocks that melt at unusually low temperatures.

Cerium

Cerium (Ce) is a soft, silvery, ductile metal which easily oxidizes in air. Cerium is the most abundant of the REEs, and is found in a number of minerals, including monazite and bastnasite. Cerium has two relatively stable oxidation states, enabling both the storage of oxygen and its widespread use in catalytic converters. Cerium is also widely used in glass polish.

Concentrate

A mineral processing product that generally describes the material that is produced after crushing and grinding ore effecting significant separation of gangue (waste)

minerals from the desired metal and/or metal minerals, and discarding the waste minerals. The resulting "concentrate" of minerals typically has an order of magnitude higher content of minerals than the beginning ore material.

Cut-off grade

The lowest grade of mineralized material that qualifies as ore in a given deposit.

The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, refining costs, royalty expenses,

by-product credits, process and refining recovery rates and price.

Didymium	Didymium is a combination of neodymium and praseodymium, approximately 75% neodymium and approximately 25% praseodymium.
Dysprosium	Dysprosium (Dy) is used in high power neodymium iron boron magnets to enhance thermal stability.
Europium

Europium (Eu) is desirable due to its photon emission. Excitation of the europium atom, by absorption of electrons or by UV radiation, results in changes in energy levels that create a visible emission. Almost all practical uses of europium utilize this luminescent behavior.

Gadolinium

Gadolinium (Gd) absorbs neutrons and therefore is used for shielding in neutron radiography and in nuclear reactors. Because of its paramagnetic properties, solutions of organic gadolinium complexes and gadolinium compounds are the most popular intravenous medical magnetic resonance imaging contrast agents in MRI.

Grade	The average REE content, as determined by assay of a metric ton of ore.
Lanthanum

Lanthanum (La) is the first member of the Lanthanide series. Lanthanum is a strategically important rare earth element due to its use in fluid bed cracking catalysts,

FCCs, which are used in the production of transportation and aircraft fuel. Lanthanum is also used in fuel cells and batteries.

Mill	A processing plant that produces a concentrate of the valuable minerals contained in an ore.
Mineralization	The extent and form of metal atom deposition as found in rocks or ore or the process by which the metals came to be deposited there.

Monazite

Monazite is a reddish-brown phosphate mineral. Monazite minerals are typically accompanied by concentrations of uranium and thorium. This has historically limited the processing of Monazite, however this mineral is becoming more attractive because it typically has elevated concentrations of heavy rare earths.

Niobium

Niobium is a rare, soft, grey, ductile transition metal found in the minerals pyrochlore,

the main commercial source for niobium, and columbite. Niobium is used mostly in alloys, the largest part in special steel such as that used in gas pipelines. Although alloys contain only a maximum of 0.1%, that small percentage of niobium improves the strength of the steel. The temperature stability of niobium-containing superalloys is important for its use in jet and rocket engines. Niobium is used in various superconducting materials.

Neodymium

Neodymium (Nd) is used in the production of NdFeB permanent magnets. These permanent magnets, which maximize the power/weight ratio, are used in a large variety of motors and mechanical systems. Cellular phones, vehicle systems and certain lasers contain both neodymium magnets and capacitors, which produce powerful electronic generation and boost the power of these devices.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.
Overburden	In surface mining, overburden is the material that overlays an ore deposit. Overburden is removed prior to mining.
Praseodymium

Praseodymium (Pr) comprising about 4% of the lanthanide content of bastnasite, is a common coloring pigment. Along with neodymium, praseodymium is used to filter certain wavelengths of light. Praseodymium is used in photographic filters, airport signal lenses, and welder's glasses. As part of an alloy, praseodymium is used in permanent magnet systems designed to make smaller and lighter motors. Praseodymium is also used in automobile and other internal combustion engine pollution control catalysts.

Probable reserves

Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven reserves

Reserves for which (a) quantity is computed from dimensions revealed in outcrops,

trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.
Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Same definition as 'ore.'
Samarium

Samarium (Sm) is predominantly used to produce high temperature, high power samarium cobalt magnets. Although these magnets are less powerful than NdFeB magnets,

 they can be used over a wider range of conditions.

Strike

The direction of the line of intersection of a mineral deposit with the horizontal plane of the ground. The strike of a deposit is the direction of a straight line that connects two points of equal elevation on the deposit.

Tailings	That portion of the mined material that remains after the valuable minerals have been extracted.
Tantalum

Tantalum is a rare, hard, blue-gray, lustrous transition metal that is highly corrosion resistant. It is part of the refractory metals group, which are widely used as minor component in alloys. The chemical inertness of tantalum makes it a valuable substance for laboratory equipment and a substitute for platinum, but its main use today is in tantalum capacitors in electronic equipment such as mobile phones, DVD players,

video game systems and computers.

Terbium	Terbium (Tb) is a lanthanide series element used in x-ray and color television tubes as well as high grade rare earth magnets.
Yttrium

Yttrium (Y), although not a lanthanide series element, is often considered to be a rare earth element and its behavior is similar to heavy rare earth elements. It is predominantly utilized in lighting applications and ceramics. Other uses include resonators, lasers, microwave communication devices and other electronic devices.

 ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this prospectus before deciding to invest in shares of the Company’s Common Stock. The most significant risks and uncertainties known and identified by our management are described below; however, they are not the only risks that we face. If any of the following risks actually occurs, our business, financial condition, liquidity, results of operations and prospects for growth could be materially adversely affected, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should acquire shares of our Common Stock only if you can afford to lose your entire investment. We make various statements in this section that constitute “forward-looking statements”. See “Forward-Looking Statements” beginning on page four of this Form 10-K.

The volatility of the price of rare-earth elements could adversely affect our future operations and our ability to develop our properties.

The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of rare-earth elements.  The price of rare-earth elements may also have a significant influence on the market price of our common stock and the value of our properties.  Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received.  A decrease in the price of rare-earth elements may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower rare-earth element prices.

The volatility of mineral prices represents a substantial risk, which no amount of planning or technical expertise can fully eliminate.  In the event rare-earth element prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Conditions in the rare-earth industry have been, and may continue to be, extremely volatile, which could have a material impact on our company.

Conditions in the rare-earth industry have been extremely volatile, and prices, as well as supply and demand, have been significantly impacted by a number of factors, principally (1) changes in economic conditions and demand for rare-earth elements and (2) changes, or perceived changes, in Chinese quotas for export of rare-earth elements. If conditions in our industry remain volatile, our stock price may continue to exhibit volatility as well. In particular, if prices or demand for rare-earth elements were to decline, our stock price would likely decline, and this could also impair our ability to obtain remaining capital needed for development of our properties.

As we face intense competition in the rare-earth industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The rare-earths mining and processing markets are capital intensive and competitive. Our Chinese competitors may have greater financial resources, as well as other strategic advantages to maintain, improve and possibly expand their facilities. Additionally, the Chinese producers have historically been able to produce at relatively low costs due to domestic economic factors. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

The success of our business will depend, in part, on the establishment of new uses and markets for rare-earth elements.

The success of our business will depend, in part, on the establishment of new markets for certain rare-earth elements that may be in low demand. The success of our business depends on creating new markets and successfully commercializing rare-earth elements in existing and emerging markets. Any unexpected costs or delays in the exploration and development of our properties could have a material adverse effect on our financial condition or results of operations.

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, estimates of mineralized material presented in our press releases and regulatory filings are based upon estimates made by our consultants and us.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties.  Until mineralized material is actually mined and processed, it must be considered an estimate only.  These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.  We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably.  Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital.  There can be no assurance that minerals recovered in small scale metallurgical tests will be recovered at production scale.

The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove inaccurate.  Extended declines in market prices for rare-earth elements may render portions of our mineralized material uneconomic and adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

If we do not obtain additional financing, our business will fail.

During the fiscal year ended December 31, 2011 and 2010, we had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2011 and 2010 was $38,718,000 and $3,799,000, respectively. The net loss for the year ended December 31, 2011 included $35,780,000 of non-cash expenses.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of April 16, 2012, we had cash of less than $100,000 and accounts receivable of approximately $400,000.

Our business plan calls for significant expenses in connection with the exploration of the property.  We do not currently have sufficient funds to conduct continued exploration on the property and require additional financing in order to determine whether the property contains economic mineralization.  We will also require additional financing if the costs of the exploration of the property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

We need to continue as a going concern if our business is to succeed.

Our audited financial statements for the year ended December 31, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of commercial mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because we have commenced limited business operations, we face a high risk of business failure.

We started exploring our properties in the summer of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the State of Delaware in 1999 and reincorporated in Nevada in 2007, the Company just acquired our mineral properties with our acquisition of CREE in December 2010 and USRE in August 2011.  We have not earned any revenues from rare-earth elements as of the date of this Form 10-K.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the mineral claims and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering certain of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

We lack an operating history and we expect to have losses in the future.

Except for our initial exploration efforts as described above, we have not started our proposed business operations or realized any revenues from our rare-earth element properties. Except for our media operations, we have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

●	Our ability to locate a profitable mineral property;

●	Our ability to generate revenues; and

●	Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in foreseeable future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  Although we conducted a due diligence investigation prior to entering into the acquisition of USRE, risk remains regarding any undisclosed or unknown liabilities associated with this project. The payment of such liabilities may have a material adverse effect on our financial position.

Because we are small and do not have sufficient capital, we may have to cease operation even if we have found mineralized material.

Because we are small and do not have sufficient capital, we must limit our exploration. Because we may have to limit our exploration, we may be unable to mine mineralized material, even if our mineral claims contain mineralized material. If we cannot mine mineralized material, we may have to cease operations.

If we become subject to onerous governmental regulation or other legal uncertainties, our business will be negatively affected.

Governmental regulations impose material restrictions on mineral property exploration and development. Under state laws in Colorado, Idaho and Montana, to engage in exploration will require permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. If we proceed to commence drilling operations on the mineral claims, we will incur additional regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to mineral exploration is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues.  In addition to new laws and regulations being adopted, existing laws may be applied to limit or restrict mining that have not as yet been applied.  These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

We may be subject to environmental laws and regulations particular to our operations with which we are unable to comply.

Because we are engaged in mineral exploration, we are exposed to environmental risks associated with mineral exploration activity. We are currently in the initial exploration stages on our property interests and have not determined whether significant site reclamation costs will be required. We anticipate that we would only record liabilities for site reclamation when reasonably determinable and when such costs can be reliably quantified. Compliance with environmental regulations will likely be expensive and burdensome.  The expenditure of substantial sums on environmental matters will have a materially negative effect on our ability to implement our business plan and grow our business.

The exploration and mining industry is highly competitive, and we are at a disadvantage since many of our competitors are better funded.

Discovering, exploring and exploiting a mineral prospect are highly speculative ventures. There are many companies already established in this industry who are better financed and/or who have closer working relationships with productive mining companies. This places us at a competitive disadvantage. Our goal is to explore our properties with the anticipation of locating one or more commercially viable deposits.  If we do not have the requisite funds to further develop a discovered deposit, we may have to find a partner that would assist us in to fully develop the property. We have not entered into any agreements with any third parties to produce any discovered minerals from our property, nor have we identified any potential partners in that regards. There are no guarantees that we will have sufficient funds or that we will ever identify and enter in agreement with suitable partners to assist us in realizing production grade minerals from our property. If cannot realize sufficient funds or we are unable to identify and/or partner with any third parties to assist us in attaining production grade minerals, we will likely be unsuccessful in producing any such minerals, which would likely have a materially adverse effect on our ability to generate revenues.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as we conduct exploration. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Because of the speculative nature of exploration of rare-earth elements, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of rare-earth elements.

We plan to continue to source exploration rare-earth element properties. The search for valuable rare-earth elements as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of rare-earth elements exist on our properties.  Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful.

The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Weather and location challenges may restrict and delay our work on our property.

We plan to conduct our exploration on a seasonal basis, it is possible that snow or rain could restrict and delay work on the properties to a significant degree. Our properties are located in relatively remote locations, which creates additional transportation and energy costs and challenges.

Trading of our stock may be restricted by Blue Sky eligibility and the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

We currently are not Blue Sky eligible in certain states so trading of our common stock in such states may be restricted. In addition, the SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Under the penny stock rules, additional sales practice requirements are imposed on broker-dealers who sell to persons other than established customers and "accredited investors."  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers ability to trade in the Company’s securities.  The Blue Sky eligibility and the penny stock rules may discourage investor interest in and limit the marketability of, the Company’s common stock.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of April 16, 2012, there were 24.3 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Significant shares of common stock are held by our principal shareholders, other insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

We may engage in acquisitions, mergers, strategic alliances, joint ventures and divestitures that could result in financial results that are different than expected.

In the normal course of business, we may engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. All such transactions are accompanied by a number of risks, including:

●	Use of significant amounts of cash,

●	Potentially dilutive issuances of equity securities on potentially unfavorable terms,

●	Incurrence of debt on potentially unfavorable terms as well as impairment expenses related to goodwill and amortization expenses related to other intangible assets, and

●

The possibility that we may pay too much cash or issue too many of our shares as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

●	The process of integrating any acquisition may create unforeseen operating difficulties and expenditures. The areas where we may face difficulties in the foreseeable include:

●	Diversion of management time, during the period of negotiation through closing and after closing, from its focus on operating the businesses to issues of integration,

●

The need to integrate each Company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented,

●	The need to implement controls, procedures and policies appropriate for a public company that may not have been in place in private companies, prior to acquisition,

●	The need to incorporate acquired technology, content or rights into our products and any expenses related to such integration, and

●	The need to successfully develop any acquired in-process technology to realize any value capitalized as intangible assets.

From time to time, we may engage in discussions with candidates regarding potential divestures. If a divestiture does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

●	Effectively transfer liabilities, contracts, facilities and employees to any purchaser,

●	Identify and separate the intellectual property to be divested from the intellectual property that we wish to retain,

●	Reduce fixed costs previously associated with the divested assets or business, and

●	Collect the proceeds from any divestitures.

In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

The market price of our common stock may be volatile.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

●

Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets,

●	Issuance of convertible or equity securities for general or merger and acquisition purposes,

●	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes,

●	Sale of a significant number of shares of our common stock by shareholders,

●	General market and economic conditions,

●	Quarterly variations in our operating results,

●	Investor relation activities,

●	Announcements of technological innovations,

●	New product introductions by us or our competitors,

●	Competitive activities, and

●	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition and results of operations.

Certain shareholders have substantial influence over our company.

As of April 16, 2012, the former large shareholders of U.S. Rare Earths which we acquired on August 22, 2012 own or control 11.5 million shares as of the filing date or approximately 55.7% of the Company’s issued and outstanding common stock and 47.4% of our common stock on a fully diluted basis.

These shareholders, in combination with other shareholders, could cause a change of control of our board of directors, approve or disapprove any matter requiring stockholder approval, cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

Conflict of interest.

Some of our officers and directors are also directors and officers of other companies, and conflicts of interest may arise between their duties as our officers and directors and as directors and officers of other companies. These factors could have a material adverse effect on our business, financial condition and results of operations.

We have limited insurance.

We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

The principal offices of USRE are located at Lonoke, Arkansas, which consists of 4,000 sq. ft. of office space. The offices are leased for $916 per month and renew monthly. The facilities are owned by the J.S. Parnell Trust, of which our C.E.O. Michael D. Parnell is trustee.

We maintain offices for the advertising subsidiary at 12 North Washington Street, Montoursville, Pennsylvania, which consists of 4,000 sq. ft. of office space. The offices are leased from the Hoff Family Limited Partnership that is controlled by Rose Hoff, the wife of Matthew Hoff, a principal stockholder. Lease payments are $2,000 per month and renew monthly.

Other than our mining claims, leases, and other real property interests specifically related to mining, USRE does not own real estate nor have plans to acquire any real estate.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “UREE.” The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
March 31, 2011	$ 4.50	$ 2.00
June 30, 2011	$ 7.00	$ 1.01
September 30, 2011	$ 9.50	$ 4.00
December 31, 2011	$ 6.50	$ 4.00

March 31, 2010	$ 0.50	$ 0.50
June 30, 2010	$ 0.50	$ 0.05
September 30, 2010	$ -	$ -
December 31, 2010	$ 2.00	$ 0.50

As of December 31, 2011, the closing price of the Company's common stock was $5.00 per share. As of April 16, 2012, there were 20,680,777 shares of common stock outstanding held by approximately 176 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names is approximately 200.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2011, there were the following sales of unregistered equity securities:

On November 29, 2011, the Company issued a warrant to Logic International Consulting Group, LLC (“Logic”) for the purchase of 700,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires November 29, 2016.  The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

During the three months ended December 31, 2011, the Company issued 610,000 restricted shares of common stock to five consultants, employees and directors for services. The shares were valued at $2.85 per share and $1,738,500 was expensed as selling, general and administrative expense during the three months ended December 31, 2011. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 16, 2012 with regard to these stock issuances.

On November 29, 2011, the Company granted 140,000 shares to P-Con for services provided under the May 24, 2011 for Agreement for Service (“P-Con Agreement”). The shares were valued at $2.85 per share and vest over one year. At December 31, 2011, $99,750 was expensed as selling, general and administrative expense for vested shares. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 16, 2012 with regard to these stock issuances.

The Company cancelled 296,410 shares issued to employees during the twelve months ended December 31, 2011.

On December 31, 2011, Logic cancelled the warrant granted on March 10, 2011 for 1,300,000 shares and the warrant granted on November 29, 2011 warrant for 700,000 shares.

On December 31, 2011, the Company issued a warrant to Logic for the purchase of 1,300,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires March 9, 2016. The warrant was valued at $2.85 per share or $3,705,000 using the Black-Scholes-Merton option valuation model. On December 31, 2011, the Company issued a warrant to Logic for the purchase of 700,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires November 28, 2016.  The warrant was valued at $2.85 per share or $1,995,000 using the Black-Scholes-Merton option valuation model. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $7.00 or more for the Company’s common stock has been sustained for five trading days. The warrants contain certain piggyback registration rights.

Except as disclosed, all of the above private placements of our securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933.

Performance Graph

Comparison of Cumulative Total Return

Among U.S Rare Earths, Inc., Molycorp, Inc.
and Russell Microcap Index

	12/31/2010	12/31/2011
U.S. Rare Earths, Inc.	$ 100.00	$ 263.16

Molycorp, Inc.	$ 100.00	$ 48.06

Russell Microcap Index	$ 100.00	$ 89.59

The above assumes that $100 was invested in the common stock and each index on December 31, 2010. Although the company has not declared a dividend on its common stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the periods presented should not be considered indicative of future returns. The foregoing table shall not be deemed incorporated by reference by any general statement incorporating by reference the Form 10-K  into any filing under the Securities Act or the Exchange Act, except to the extent the company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the acts.

EQUITY COMPENSATION PLAN INFORMATION

We do not have any equity compensation plans in effect.

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the year ended December 31, 2011 and 2010. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended,
	December 31, 2011	December 31, 2010
(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Advertising revenue	$ 3,051,192	$ 3,890,960
Net loss	(38,718,382)	(3,799,351)
Net loss applicable to U.S Rare Earths, Inc. common shareholders	(38,718,382)	(3,799,351)
Net loss per share	(2.35)	(0.71)

BALANCE SHEET DATA:
Total assets	1,454,704	1,199,522
Notes payable- related party	735,428	-
Stockholder's (deficit) equity	(2,788,831)	791,423

(2) Reflects the net loss of USRE, which we acquired August 22, 2011 and Seaglass, which we acquired December 15, 2010. (2) Notes payable – related party is $862,468 before the imputed interest.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a mineral exploration, mining and claims acquisition company based in Lonoke, AR. Formerly Colorado Rare Earths, Inc, the Company holds over 12,000 acres of mining claims for rare-earth elements in Colorado, Idaho and Montana.  In Colorado, these claims include the Powderhorn Property in Gunnison County, and Wet Mountain Property in Fremont and Custer Counties. Additional claims include the Lemhi Pass Property in Lemhi County, Idaho and Beaverhead County, Montana; Diamond Creek and North Fork Properties in Lemhi County, Idaho and the Sheep Creek Property in Ravalli County, Montana.

We have budgeted expenditures for the next twelve months of approximately $4,700,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described.  For further details see “Cash Requirements” below. USRE believes that it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of rare-earth elements and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves.

Our principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt and the exercise of warrants.  USRE plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  We believe this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since USRE’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that USRE will in fact be able to raise the additional capital as it is needed.

Our primary activity will be to proceed with the exploration and  development of the rare-earth properties and other mining opportunities that may present themselves from time to time. We cannot guarantee that the rare-earth properties will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development company.

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

On July 18, 2011, we entered into an agreement to acquire U.S. Rare Earths and the acquisition closed on August 22, 2011. In connection with the acquisition, we changed our corporate name to U.S. Rare Earths.

On December 15, 2010, we entered into an agreement to acquire Seaglass. Seaglass owns certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.  The acquisition was structured as a triangular merger whereby Seaglass merged with Calypso Merger, Inc., a newly formed, wholly-owned subsidiary of Calypso Media Services Group, Inc. created solely for the purpose of facilitating the acquisition.  Seaglass became the surviving corporate entity as a wholly-owned subsidiary of the Company and Calypso Merger, Inc. was dissolved.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Year Ended December 31,
	2011	2010	$ Variance	% Variance

Advertising revenue	$ 3,051	$ 3,891	$ (840)	-21.6%
Cost of revenues	1,994	2,854	(860)	30.1%
Gross margin	1,057	1,037	20	1.9%
Operating expenses-
Selling, general and administrative expenses	17,799	2,191	15,608	-712.4%
Exploration expense	2,027	-	2,027	-100.0%
Depreciation expense	30	22	8	-36.4%
Impairment expense	15,678	2,624	13,054	-497.5%
Total operating expenses	35,534	4,837	30,697	-634.6%
(Loss) from operations	(34,477)	(3,800)	(30,677)	-807.3%
Other income (expense):
Interest income	2	1	1	100.0%
Interest expense	(19)	-	(19)	-100.0%
Unrealized loss on warrant derivative liability	(4,224)	-	(4,224)	-100.0%
Total other (loss) income	(4,241)	1	(4,242)	424200.0%
(Loss) before income taxes	(38,718)	(3,799)	(34,919)	-919.2%
Income tax expenses	-	-	-	0.0%
Net loss	$ (38,718)	$ (3,799)	$ (34,919)	-919.2%

YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

ADVERTISING REVENUES

Advertising revenues for the year ended December 31, 2011 decreased $840,000 to $3,051,000 as compared to $3,891,000 for the year ended December 31, 2010. The decrease was due to the continued weaknesses in the economy and the general decline in non-Internet advertising revenues throughout the United States.

COST OF SALES

Cost of sales for the year ended December 31, 2011 decreased $860,000 to $1,994,000 as compared to $2,854,000 for the year ended December 31, 2010. The decrease was due to reduced sales.

EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2011 increased $15,608,000 to $17,799,400 as compared to $2,191,000 for the year ended December 31, 2010. Exploration expenses for the year ended December 31, 2011 increased $2,027,000 to $2,027,000 as compared to $0 for the year ended December 31, 2010. During the year ended December 31, 2011, we recorded an impairment loss of $15,678,000 related to the acquisition of USRE. During the year ended December 31, 2010, we recorded an impairment loss of $2,624,000 related to the acquisition of Seaglass.

We acquired USRE on August 22, 2011 and Seaglass on December 15, 2010. The expenses for the year ended December 31, 2011 included $35,780,000 of non-cash expenses.

Selling, general and administrative expenses for the year ended December 31, 2011 and 2010 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the year ended December 31, 2011 consisted of permits, drilling and other exploration expenses.

NET LOSS

Net loss for year ended December 31, 2011 was $38,718,000 as compared to a net loss of $3,799,000 for the year ended December 31, 2010. We acquired USRE on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the year ended December 31, 2011 included $35,780,000 of non-cash expenses. The net loss for the year ended December 31, 2010included $3,786,000 in non-cash expenses.

On December 31, 2011, we evaluated the carrying value of the goodwill held on its books for the acquisition of USRE and determined, due to a lack of operating history for USRE, the lack of a valuation and the uncertainty of the future cash flow to be received from its operations decided to impair the value of the mining property to $0.  This resulted in an impairment expense of $15,678,084 for the year ended December 31, 2011.

On December 31, 2010 the Company evaluated the carrying value of the goodwill held on its books for the acquisition of Seaglass and determined, due to a lack of operating history for Seaglass and the uncertainty of the future cash flow to be received from its operations we decided to impair the value of the goodwill to $0.  This resulted in an impairment expense of $2,624,000 for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $522,000, accounts receivable of $457,000 and a working capital deficit of $2,801,000 as of December 31, 2011.

With the acquisition of USRE and Seaglass, we expect that historic expenses, subject to raising additional capital, expenditures will ramp up for exploration and development.  We have budgeted expenditures for the next twelve months of approximately $4,700,000, depending on additional financing, for general and administrative expenses and exploration and development. We may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead depending on the availability of additional financing. In addition, we expect that we will need to raise additional funds if it decides to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if it must respond to unanticipated events that require it to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

If economic reserves of rare earth elements are proven, additional capital will be needed to actually develop and mine those reserves. Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

We have budgeted the following expenditures for the next twelve months of approximately $4,700,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.

Expenditures	$
General and administrative	$ 790,000
Future property acquisitions	250,000
Exploration costs	3,500,000
Property payments	160,000
Total	$ 4,700,000

OPERATING ACTIVITIES

Net cash used in operating activities for the year ended December 31, 2011 was $2,724,000. This amount was primarily related to a net loss of $38,718,000, offset by depreciation and amortization and non-cash expenses of $35,780,000.

INVESTING ACTIVITIES

Net cash used by investing activities for the year ended December 31, 2011 was $1267,000. This amount reflects purchase of fixed assets of $129,000, offset by cash assumed in acquisition of subsidiary of $2,700.

FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended December 31, 2011 was $3,310,000. This amount was primarily related to the issuance of common stock of $3,843,000, offset by the repayment of related-party payables of $537,000.

Our unaudited contractual cash obligations as of December 31, 2011 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,916	$2,916	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	881,204	337,500	543,704	0	0
Mining expenditures	4,700,000	4,700,000	0	0	0
Acquisitions	0	0	0	0	0
	$5,584,120	$5,040,416	$543,704	$0	$0

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 2 to the financial statements set forth in this report), the following policies involve a higher degree of judgment and/or complexity:

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of December 31, 2011, the Company had no uninsured cash amounts.

Property and Equipment

Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 5-7 years.

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Long-Lived Assets

We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of December 31, 2011, we recorded an impairment of $15,678,000 related to the acquisition of USRE. As of December 31, 2010, we recorded an impairment of $2,624,000 related to the acquisition of Seaglass.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations.  We charge to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no investments in any market risk sensitive instruments either held for trading purposes or entered into for other than trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 a) Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management to allow for timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2011:

Until December 19, 2011, we did not have a Chief Financial Officer.

We do not have an audit committee.  An audit committee with three independent directors would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to form an audit committee during 2012.

(b)  Changes in Internal Control Over Financial Reporting

On December 19, 2011, we hired a Chief Financial Officer to strengthen our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2011 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of December 31, 2011, the name, age, and position of each executive officer and director and the term of office of each director of the Company,  as well as certain biographical information, is set forth below.

Name	Age	Positions and Offices Held	Since
Michael D. Parnell	53	Management Director and Chief Executive Officer	December 31, 2007

Daniel McGroaty	54	Management Director	December 15, 2010
		President	November 29, 2011

Gregory Schifrin	53	President/Chief Operating Officer	February 4, 2011
		Management Director	November 29, 2011

Mark Scott	58	Chief Financial Officer	December 19, 2011

Kevin Cassidy	55	Independent Director	August 24, 2011

Edward F. Cowle	55	Independent Director	May 10, 2011

Harvey Kaye	71	Independent Director	December 15, 2010

John Victor Latimore, Jr.	61	Independent Director	June 27, 2011

H. Deworth Williams	76	Independent Director	November 29, 2011

Geoff Williams	42	Independent Director	November 29, 2011

Business Experience Descriptions

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Our Management Directors

Michael D. Parnell

Mr. Parnell was appointed as a director and Chief Executive Officer on December 31, 2007 following the acquisition of Media Depot. Mr. Parnell is a graduate of the University of Arkansas with a degree in Agricultural Economics. In 2002, Mr. Parnell joined J.I.T. Distribution as President and was responsible for marketing, licensing and branding a variety of odor control products through retail distribution chains. In 2004, Mr. Parnell joined GWA, a national advertising agency as a National Account Director, directing Co-Op advertising for 23 markets across the United States. In 2005, Mr. Parnell joined Media Depot as National Account Director and was responsible for securing new clients and maintaining existing client relationships. Prior to 2002, Mr. Parnell was a portfolio manager with the Investment Banking firms of EF Hutton and Paine Webber for almost 20 years.

Daniel McGroarty

Mr. McGroarty was appointed as a director on December 15, 2010 and President on November 29, 2011. Mr. McGroarty is the principal and founder of the Carmot Strategic Group, a Washington D.C. issue management consulting firm he established in 2006. Mr. McGroarty has consulted from 1993 with firms ranging from Fortune 50 companies to start-up ventures in industries ranging from the resource sector, telecommunications and airlines to travel, pharmaceuticals and financial services. Prior to establishing his consultancy, Mr. McGroarty served at senior levels in the U.S. Government, as Special Assistant to the President in the White House and as presidential appointee to two Secretaries of Defense. Mr. McGroarty serves as Adjunct Professor in the Graduate School of Political Management at George Washington University. He is a contributing columnist on geo-political issues at RealClearPolitics’ RealClearWorld page.

Gregory Schifrin

Mr. Schifrin was appointed President on February 4, 2011 and Chief Operating Officer and Director on November 29, 2011.

Mr. Schifrin has worked as a geologist and manager for 28 years in mining and mineral exploration industry where he has been involved in precious, base metals, and uranium exploration and development. Mr. Schifrin has provided technical services and project management for major and junior mining companies. Mr. Schifrin has been the Chief Executive Officer of West Mountain Gold Corporation since February 28, 2011. Mr. Schifrin was President and CEO of Terra Mining Corporation from March 2010 to February 2011.

From December 2007 to the present Mr. Schifrin was the President and Director of Silver Verde May Mining Corporation. During his tenure Mr. Schifrin managed corporate finance, accounting, legal and regulatory requirements, exploration, geologic evaluation, project generation and land acquisition. Mr. Schifrin also served as President and a Director in February and March 2010 of American Mining Corporation.

From 1985 to the Present, Mr. Schifrin was the cofounder and President of Minex Exploration, a mining industry known exploration consulting and service company, where Mr. Schifrin managed a staff of 15 to  20 personnel, clients and contracts, accounting, legal and regulatory requirements, as well as managing exploration projects, grassroots through drilling and development phase, throughout North America for major and junior mining companies.

From October 1992 to the Present, Mr. Schifrin co-founded Selkirk Environmental, Inc., an environmental consulting and service company where he managed environmental regulatory compliance, risk analysis, pollution cleanup and environmental assessment for public and private clients.

From November of 2006 to December 2007, Mr. Schifrin was the President and CEO of Golden Eagle Mining Corporation, where he managed corporate affairs, geological exploration, property acquisition and accounting.

In August of 1983, Mr. Schifrin received a Bachelor of Science degree in Geology from the University of Idaho, Moscow. He is a registered professional geologist in the State of Washington. Mr. Schifrin resides in Sandpoint, Idaho.

Mr. Schifrin was appointed as a Director based on his significant experience in the mining and mineral exploration industry.

Our Directors

Kevin Cassidy

Mr. Cassidy is the Managing Member and Founder of Logic International Consulting Group, LLC, a consulting firm specializing in the development of global trading businesses and the creation of the requisite infrastructure, management and support paradigms of said platforms.

Previously Mr. Cassidy was a Founding Partner and Chief Operating Officer of Archeus Capital Management, LLC, a multi strategy hedge fund that managed in excess of $3.0 billion in assets. Mr. Cassidy was responsible to optimize the use of the firm’s Capital Balance, which regularly exceeded $1 billion by deploying an effective treasury and cash management strategy at the firm.

Mr. Cassidy also served as the Chief Operating Officer for Bank Julius Baer (BJB), based in Zurich. BJB at that time was the largest privately held Bank in Switzerland. He was a member of the BJB Management Committee and responsible for organizing and directing the re-branding of the BJB global trading platform, including both new product and business development. In addition, Mr. Cassidy developed the global FX Option Trading Business and Operating Support Paradigm for the Bank.

Prior to BJB, Mr. Cassidy was Managing Director of UBS, where he was the Global Head of Fixed Income Derivatives Support. He also served as the Global Head of the Bank’s Derivatives Infrastructure, including operations, finance, IT systems and legal. While at UBS, Mr. Cassidy was also President of UBS Securities Swaps Inc., the bank’s US based derivatives platform and business center.

Earlier in his career, Mr. Cassidy was Managing Director of Bear Sterns, where he was credited with the development of multiple new products, including, Currency Exchange

Warrants (CEW’s) and Remarketed Preferred, and was also responsible for the new product planning and development group.

Mr. Cassidy began his career at Merrill Lynch, where he rose to the position of Senior Section Manager in charge of New Product Planning and Development.  In this position, he was credited with the development of (i) the Remarketed Preferred Product and Trading Platform, and (ii) the development of the Short Term Put Securities Product and Global Trading Platform.

Mr. Cassidy was appointed a Director based on his significant experience and contacts in the banking industry. We expect Mr. Cassidy to advise and assist the Company with regard to the development of the business.

Edward F. Cowle

Following a ten year career on Wall Street, Mr. Cowle has been starting, financing, and advising small businesses for the past 20 years. Mr. Cowle has been a director and former CEO of US Rare Earths, Inc. (USRE Delaware), a company that we acquired August 2011, and its predecessor Thorium Energy, Inc. since 2007. USRE is an exploration and development company with rare earth and thorium deposits in Idaho and Montana. Mr. Cowle was a founder, and remains a Director, and principal of Laser Technology, Inc., the world leader in sales of laser based law enforcement speed guns and the manufacturer and technology provider for Bushnell laser based recreational products. Mr. Cowle was an initial facilitator, advisor and a significant shareholder in Generex Biotechnologies as it transitioned from a private company to public. Mr. Cowle worked with Generex as it grew to a $500 million market capitalization (the stock went from less than $1 to $24 per share and Generex attained a national NASDAQ trading status. Generex raised approximately $200 million following the original $5 million dollars that Mr. Cowle and his colleagues provided to the company as start-up capital. In 2008 Mr. Cowle became a founding shareholder, and business advisor, to Latitude Solutions, Inc. (“LSI”). The company provides products, processes, and solutions for contaminated water applications. LSI has raised approximately $25 million since inception and has a market capitalization of $150 million. Mr. Cowle has also worked closely with the Office of Industrial Liaison at NYU University (Medical School) investing in and incubating several technologies. Mr. Cowle structured a lucrative licensing deal with C. R. Bard for a start- up company that he co-founded with Temple University Office of Technology Development and Commercialization. Mr. Cowle was a founding shareholder and investor in Biophan Technology and worked closely with management to develop business, financing, and investor awareness. Biophan went from start-up with just one patent pending to a $200 million market cap and 150 pending and issued patents, in just four years, closing transactions with Boston Scientific, Medtronic, NASA and the FDA. Mr. Cowle formerly served as Senior Vice President Investments–Paine Webber and Co. and Vice President- Bear Stearns and Co. He graduated from Fairleigh Dickinson University in 1978 with a BA in English and American studies.

Harvey Kaye

Mr. Kaye was appointed as a director on December 15, 2010. From March 2009 until January 18, 2012, he served as founding chairman and CEO of Latitude Solutions, Inc., where he remains a director.  Latitude Solutions, Inc. is a publicly traded holding company whose proprietary technologies and operations provides products, processes and solutions for contaminated water applications. Mr. Kaye was previously CEO and President of Gulfstream Capital, L.C., a merchant banking, consulting and financial advisory organization that provides advisory and corporate finance services to both public and private companies. Mr. Kaye has more than 30 years of experience in providing financing, strategic planning and administrative leadership to both large and small companies as an entrepreneur, investment banker, chairman, chief executive officer and director. Gulfstream has acted in a merchant banking, financial advisory and strategic planning capacity for numerous corporations, both public and private.

John Victor Lattimore, Jr.

Mr. Lattimore was appointed Chairman of the Board of Directors on June 27, 2011. Since 1996, Mr. Lattimore has served as President and Chairman of the Board of Lattimore Properties, Inc. of Plano, Texas. From 1986 to 2011, he was President of Lattimore Materials Company, LP, whose operations included seven aggregate mines, 26 ready mix concrete plants, four rail terminals and over 400 mixer and haul trucks. Lattimore Materials is the U.S.’s premier concrete and aggregates supplier in the Southwest.

Mr. Lattimore is a member of the Board of the Congressional Medal of Honor Foundation. He is also on the board of the National Center for Policy Analysis, a Dallas, Texas and Washington, D.C.- based public policy think tank.

H. Deworth Williams

Mr. H. Deworth Williams was appointed as a director as of November 29, 2011 and is the owner of Williams Investment Company, a Salt Lake City, Utah financial consulting firm and has been a financial consultant for more than thirty-five years. During this time, Mr. Williams has been instrumental in facilitating several mergers, acquisitions, business consolidations and underwritings.

Geoff Williams

Mr. Geoff Williams was appointed as a director as of November 29, 2011 and has since 1994 been a representative of Williams Investment Company, the primary business of which is facilitating mergers, acquisitions, business consolidations and financings.  Mr. Williams attended the University of Utah and California Institute of the Arts.

Other Executive Officers

Mark Scott

Mr. Scott was appointed Chief Financial Officer on December 19, 2011. Mr. Scott has significant financial, capital market and relations experience in public microcap gold, silver and technology companies.  Mr. Scott currently serves as (i) Chief Financial Officer, Secretary and Treasurer of WestMountain Gold since February 28, 2011 and as a consultant from December 2010; (ii) Chief Financial Officer of Sonora Resources Corp., a position he has held since June 2011; (iii) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010; and (iv) Chief Financial Officer of U.S. Rare Earths, Inc. a position he has held since December 2011.

Mr. Scott previously served as Chief Financial Officer and Secretary of IA Global, Inc. from October 2003 to June 2011. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc. He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. Mr. Scott is also a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

Family Relationships

There are no family relationships among our directors and executive, except for H. Deworth Williams and Geoff Williams, who are father and son respectively.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•

Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time hereof, or any corporation or business association of which he was an executive officer at or within two years before the time hereof;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

◦

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	◦	Engaging in any type of business practice; or

	◦	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•

Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•

Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

•

Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Committees of the Board of Directors

We do not have any committees of the Board of Directors. We expect to form Audit, Compensation and Nominating and Governance committees during 2012.

Section 16 (a) Beneficial Ownership Reporting Compliance

The Company’s executive officers, directors and 5% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to the Company.

Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during the fiscal year ended December 31, 2011 its executive officers, directors and 5% holders did not comply with all filing requirements. On April 6, 2012, Form 5’s were filed for its executive officers, directors and 5% stockholders. The 5% stockholders are expected to file their required Form 13D during April 2012.

Compensation Committee Interlocks and Insider Participation

We do not have a Compensation Committee. During this period, no executive officer of the Company served as:

•

a member of the Compensation Committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation Committee; or

•	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation Committee.

Code of Ethics

We have adopted conduct and ethics standards titled the Code of Ethics (the “Code of Ethics”), which are available at www.usrareearths.com. These standards were adopted by the Board to promote transparency and integrity. The standards apply to the Board, executives and employees. Waivers of the requirements of the Code of Ethics or associated polices with respect to members of the Board or executive officers are subject to approval of the full Board.

The Company’s Code of Ethics includes the following:

            • Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

              • Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the United States Securities and Exchange Commission (the “SEC”) and in other public communications;

             • Compliance with applicable governmental laws, rules and regulations;

             • The prompt internal reporting of violations of this Code; and

             • Accountability for adherence to this Code.

On an annual basis, each director and executive officer will be obligated to complete a Director and Officer Questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Pursuant to the Code of Ethics, the Audit Committee (once formed) and the Board are charged with resolving any conflict of interest involving management, the Board and employees on an ongoing basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information concerning remuneration of the chief executive officer, president, chief operating officer, chief financial officer and another named executive officer for the fiscal years then ended December 31, 2011, 2010 and 2009.

Summary Compensation Table

Non-Equity
Incentive
					Stock	Plan	Option	Other
			Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Name	Principal Position		($) (1)	($)	($) (2)	($)	($)	($) (3)	($)
Michael D. Parnell	Chief Executive Officer,	12/31/11	$ 120,703	$ -	$ 712,500	$ -	$ -	$ -	$ 833,203
	Director	12/31/10	$ 95,000	$ -	$ -	$ -	$ -	$ -	$ 95,000
		12/31/09	$ 78,000	$ -	$ -	$ -	$ -	$ -	$ 78,000

Daniel McGroarty	President, Director	12/31/11	$ -	$ -	$ 712,500	$ -	$ -	$ 41,000	$ 753,500

Gregory Schifrin (4)	Chief Operating Officer,	12/31/11	$ -	$ -	$ 28,500	$ -	$ -	$ 67,000	$ 95,500
Director

Mathew Hoff	Business Manager	12/31/11	$ 111,401	$ -	$ 712,500	$ -	$ -	$ -	$ 823,901
		12/31/10	$ 93,000	$ -	$ -	$ -	$ -	$ -	$ 93,000
		12/31/09	$ 78,000	$ -	$ -	$ -	$ -	$ -	$ 78,000

Mark Scott (5)	Chief Financial Officer	12/31/11	$ -	$ -	$ -	$ -	$ -	$ -	$ -

(1)

The amounts represent salary paid to Mr. Parnell and Hoff.

(2)

The amounts reflects 125,000 shares for year four and five of the amended employment agreements for Mr. Parnell, Schifrin and Hoff that vest with the change in control by merger, acquisition, takeover or otherwise. The shares were valued at the fair market value of $2.85 per share.

(3)

The amounts paid to Mr. McGroarty and Mr. Schifrin under consulting or employment agreements.

(4)

Excludes $899,324 in fees paid or accrued to a firm controlled by Mr. Schifrin related to the staking of staking of additional claims and filing required paperwork for the maintenance of its claims.

(5)

Mr. Scott was hired December 19, 2011.

Grants of Stock Based Awards (Not Granted Under Any Plan) in Fiscal Year Then Ended December 31, 2011

There were no stock based awards during the fiscal year ended December 31, 2011.

Outstanding Equity Awards in Fiscal Year Then Ended December 31, 2011

There were no outstanding equity awards as of December 31, 2011.

Option Exercises and Stock Vested in Fiscal Year Then Ended December 31, 2011

There were no stock based awards or stock option grants during the fiscal year ended September 30, 2011.

Employment Agreements

Michael D. Parnell

On December 10, 2010, the Company entered into a Revised Employment Agreement (“Parnell Agreement”) with Michael Parnell, the Company’s Chief Executive Officer. Under the terms of the Parnell Agreement, Mr. Parnell’s salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Parnell was awarded 300,000 shares of restricted common stock. In the event the Company is sold or merged or there is a change in control, Mr. Parnell is to receive at his discretion, severance of $500,000 in cash or restricted common stock at $.50 per share. Mr. Parnell is eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by the Board of Directors. The Parnell Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Parnell Agreement Addendum”).  The Parnell Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Parnell’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Parnell in year four and five, provided Mr. Parnell is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of December 31, 2011, the Company has accrued $500,000 and $712,500 or $1,212,500 as Accrued compensation – officers, in the accompanying balance sheet.

Daniel McGroarty

On November 29, 2011, Mr. McGroarty was appointed President of the Company. On January 1, 2012, Company entered into an Employment Agreement (“McGroarty Agreement”) with Daniel McGroarty, the Company’s President. Under the terms of the McGroarty Agreement, Mr. McGroarty’s salary was $120,000 in year one and is to be negotiated in years 2 and 3. Mr. McGroarty was awarded 650,000 shares of restricted common stock. The McGroarty Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

Gregory Schifrin

On December 10, 2010, the Company entered into an Employment Agreement (“Schifrin Agreement”) with Gregory Schifrin, the Company’s President. Under the terms of the Schifrin Agreement, Mr. Schifrin’s salary was $60,000 in year one and is to be negotiated in years 2 and 3. Mr. Schifrin was awarded 10,000 shares of restricted common stock in year one and 240,000 shares of restricted common stock in year two. The Schifrin Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Schifrin Agreement Addendum”).  The Schifrin Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Schifrin’s salary was $96,000 in year one, and is to be negotiated in years 2 through 5. The Company also agreed to issue 125,000 shares per year to Mr. Schifrin, provided Mr. Schifrin is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of December 31, 2011, the Company has accrued $712,500 as Accrued compensation – officers, in the accompanying balance sheet.

On November 29, 2011, Mr. Schifrin’s title was changed to Chief Operating Officer.

Matthew Hoff

On December 10, 2010, the Company entered into a Revised Employment Agreement (“Hoff Agreement”) with Matthew Hoff, the Company’s Business Manager. Under the terms of the Hoff Agreement, Mr. Hoff’s salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Hoff was awarded 300,000 shares of restricted common stock. In the event the Company is sold or merged or there is a change in control, Mr. Hoff is to receive at his discretion, severance of $500,000 in cash or restricted common stock at $.50 per share. Mr. Hoff is eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by the Board of Directors. The Hoff Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Hoff Agreement Addendum”).  The Hoff Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Hoff’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Hoff in year four and five, provided Mr. Hoff is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of December 31, 2011, the Company has accrued $500,000 and $712,500 or $1,212,500 as Accrued compensation – officers, in the accompanying balance sheet.

Consulting Agreements

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as Chief Financial Officer of the Company. Mr. Scott will receive: (i) US $4,000 cash per month and (ii) restricted shares of Company common stock equaling US $3,000 at $2.85 per share (1,053 shares monthly) for each monthly period from December 19, 2011 through December 31, 2012, the expiration date of the Agreement.

Potential Payments upon Termination or Change in Control

Our Employment Agreements with the named executive officers have provisions providing for severance payments as discussed below.

Michael D. Parnell Termination Payments

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/11	on 12/31/11	on 12/31/11	on 12/31/11	on 12/31/11
Compensation:
Base salary	$ -	$ -	$ -	$ 500,000	$ -
Performance-based incentive
compensation (1)	$ -	$ -	$ -	$ 712,500	$ -
Stock options	$ -	$ -	$ -	$ -	$ -
Benefits and Perquisites:
Health and welfare benefits	$ -	$ -	$ -	$ -	$ -
Accrued vacation pay	$ -	$ -	$ -	$ -	$ -

Total	$ -	$ -	$ -	$ 1,212,500	$ -

(1)

Represents severance of $500,000 in cash or restricted common stock at $.50 per share event the Company is sold or merged or there is a change in control.

(2)

The amounts reflects 125,000 shares for year four and five of the amended employment agreement for Mr. Parnell that vests with the change in control by merger, acquisition, takeover or otherwise. The shares were valued at the fair market value of $2.85 per share.

Daniel McGroarty Termination Payments

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/11	on 12/31/11	on 12/31/11	on 12/31/11	on 12/31/11
Compensation:
Base salary (1)	$ -	$ -	$ 120,000	$ 240,000	$ -
Performance-based incentive
compensation	$ -	$ -	$ -	$ -	$ -
Stock options	$ -	$ -	$ -	$ -	$ -

Benefits and Perquisites:
Health and welfare benefits	$ -	$ -	$ -	$ -	$ -
Accrued vacation pay	$ -	$ -	$ -	$ -	$ -

Total	$ -	$ -	$ 120,000	$ 240,000	$ -

(1)

Reflects twelve month's severance to be paid upon termination without cause and twenty four months upon termination in a change of control.

Gregory Schifrin Termination Payments

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/11	on 12/31/11	on 12/31/11	on 12/31/11	on 12/31/11
Compensation:
Base salary	$ -	$ -	$ -	$ -	$ -
Performance-based incentive
compensation (1)	$ -	$ -	$ -	$ 712,500	$ -
Stock options	$ -	$ -	$ -	$ -	$ -

Benefits and Perquisites:
Health and welfare benefits	$ -	$ -	$ -	$ -	$ -
Accrued vacation pay	$ -	$ -	$ -	$ -	$ -

Total	$ -	$ -	$ -	$ 712,500	$ -

(1)

The amounts reflects 125,000 shares for year four and five of the amended employment agreement for Mr. Schifrin that vests with the change in control by merger, acquisition, takeover or otherwise. The shares were valued at the fair market value of $2.85 per share.

Mathew Hoff Termination Payments

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/11	on 12/31/11	on 12/31/11	on 12/31/11	on 12/31/11
Compensation:
Base salary (1)	$ -	$ -	$ -	$ 500,000	$ -
Performance-based incentive
compensation (2)	$ -	$ -	$ -	$ 712,500	$ -
Stock options	$ -	$ -	$ -	$ -	$ -

Benefits and Perquisites:
Health and welfare benefits	$ -	$ -	$ -	$ -	$ -
Accrued vacation pay	$ -	$ -	$ -	$ -	$ -

Total	$ -	$ -	$ -	$ 1,212,500	$ -

(1)

Represents severance of $500,000 in cash or restricted common stock at $.50 per share event we are sold or merged or there is a change in control.

(2)

The amounts reflects 125,000 shares for year four and five of the amended employment agreement for Mr. Hoff that vests with the change in control by merger, acquisition, takeover or otherwise. The shares were valued at the fair market value of $2.85 per share.

Mark Scott Termination Payments

Mark Scott does not receive any termination or change in control payments.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors during the year then ended December 31, 2011.

	Stock	Option
Name	Awards (1)	Awards	Total
J.ohn Victor Lattimore, Jr.	$ -	$ -	$ -
Logic International Consulting Group LLC/ Kevin Cassidy (affiliate)	427,500	-	427,500
Harvey Kaye	-	-	-
Edward F. Cowle (affiliate)	-	-	-
H. Deworth Williams (affiliate)	-	-	-
Geoff Williams (affiliate)	-	-	-

	$ 427,500	$ -	$ 427,500

(1)

The amounts represents 150,000 shares awarded at $2.85 per share.

We use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board. During the year ended December 31, 2011, Michael Parnell and Gregory Schifrin did not receive any compensation for their service as a director.  During the year ended December 31, 2011, Daniel McGroarty received 150,000 shares as compensation for service as a director prior to his appointment as President on November 29, 2011. The compensation disclosed in the Summary Compensation Table on page 43 represents the total compensation.

Compensation Paid to Board Members

Our directors are not compensated in cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of April 16, 2012 by:

•	each director and nominee for director;

•	each person known by us to own beneficially 5% or more of our common stock;

•	each officer named in the summary compensation table elsewhere in this report; and

•	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address of each beneficial owner of more than 5% of common stock is as follows:

	Shares Outstanding		Shares Outstanding with Warrants
	Amount	Percentage	Amount	Percentage
Directors and Officers-
Michael Parnell Living Trust/ Michael Parnell, Living Trust (affiliate)	1,585,000	7.7%	1,585,000	6.5%
Daniel McGroarty	267,544	1.3%	285,088	1.2%
Gregory Schifrin	10,000	0.0%	10,000	0.0%
Mark Scott	-	0.0%	-	0.0%
Hoff Family Trust/ Matt Hoff, Trustee (affiliate)	1,585,000	7.7%	1,585,000	6.5%
J.ohn Victor Lattimore, Jr.	350,880	1.7%	701,760	2.9%
Logic International Consulting Group LLC/ Kevin Cassidy (affiliate)	150,000	0.7%	1,770,000	7.3%
Harvey Kaye	250,000	1.2%	250,000	1.0%
Edward F. Cowle (affiliate)	4,500,000	21.8%	4,500,000	18.6%
H. Deworth Williams (affiliate)	4,400,000	21.3%	4,400,000	18.1%
Geoff Williams (affiliate)	1,500,000	7.3%	1,500,000	6.2%
Total Directors and Officers (11 in total)	14,598,424	70.6%	16,586,848	68.2%

	Shares Outstanding		Shares Outstanding with Warrants
	Number	Percentage	Amount	Percentage
Greater Than 5% Ownership

Edward F. Cowle (affiliate)	4,500,000	21.9%	4,500,000	18.5%
70 Garth Road, Apt. 4A
Scarsdale, NY 10583

H. Deworth Williams (affiliate)	4,400,000	21.5%	4,400,000	18.1%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109

Michael Parnell Living Trust/ Michael Parnell, Living Trust (affiliate)	1,585,000	7.7%	1,585,000	6.5%
906 N. McCoy Blve.
New Boston, TX 75570

Logic International Consulting Group LLC/ Kevin Cassidy (affiliate)	150,000	0.7%	1,770,000	7.3%
711 Fifth Avenue
New York, New York 10022

Hoff Family Trust/ Matt Hoff, Trustee (affiliate)	1,585,000	7.7%	1,585,000	6.5%
91 Faircrest Road
Montoursville, PA 17754

Geoff Williams (affiliate)	1,500,000	7.3%	1,500,000	6.2%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109

Children's International Obesity Foundation, Inc. (1)	1,106,000	5.4%	1,106,000	4.6%
1393 North Bennett Circle
Farmington, UT 84025

 (1) Edward F. Cowle and H. Deworth Williams donated shares to the foundation and sit on the board of trustees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Acquisition of U.S. Rare Earths (Delaware), Inc.

We acquired U.S. Rare Earths, Inc., a Delaware corporation (“USRE Delaware”) on August 22, 2011.  USRE Delaware owns certain mining and/or mineral claims and/or leases located in and around the Lemhi Mining District of Idaho and the Montana / Beaverhead District.

Pursuant to the terms of the agreement, USRE Delaware stockholders exchanged 100% of U.S. Rare Earths’ outstanding common stock for 5,000,000 or our unregistered shares of common

stock.   In connection with the acquisition, we changed our corporate name to U.S. Rare Earths, Inc.  Two principals of USRE Delaware, Edward F. Cowle and H. Deworth Williams, were principal stockholders of USRE and Mr. Cowle was a director of USRE.   Because of the related nature of the parties to the transaction, we endeavored to conduct an independent investigation of USRE Delaware and its properties and research the merits and value of acquiring USRE Delaware.

Our Chief Executive officer and director, Michael D. Parnell, oversaw the investigation and consulted with our other directors, officers, advisors and principal stockholders not related to USRE Delaware.  The company researched information and documents related to the USRE Delaware properties and consulted with other persons familiar with the properties and the industry.  Following the review of all available information, we determined that the acquisition of USRE Delaware presents a unique opportunity for us to compliment the claims and leases presently owned by our subsidiary, Seaglass.  We also believe that the acquisition was accomplished for a fair, negotiated consideration and the acquisition was in the best interest of our stockholders.

Other Related Party Transactions

Other related party transactions are disclosed in the Notes to Form 10-K for the year ended December 31, 2011.

Related Party Transactions

Starting in 2012, we expect to form an Audit Committee who will be responsible for reviewing and approving, as appropriate, all transactions with related persons. We have not adopted a written policy for reviewing related person transactions. We reviews all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions, if any, that are determined to be directly or indirectly material to the Company or a related person are disclosed.

Director Independence

The Board has affirmatively determined that each of Messrs. Cassidy, Kaye and Lattimore are an independent director.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

Starting in 2012, we expect to form an Audit Committee and expect to establish a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy is expected to set out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee responsibilities under the Exchange Act.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged GBH CPAs, PC to perform an annual audit of our financial statements for the year ended December 31, 2010 and 2009, The following is the breakdown of aggregate fees paid to GBH CPAs, PC for the last two fiscal years:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$11,500	21,000
Audit related fees	49,920	25,000
Tax fees	-	-
All other fees	4,540	-

	$65,960	46,000

-   "Audit fees" are fees paid for professional services for the audit of our financial statements.

        - “Audit-Related fees” are fees billed by GBH CPAs, PC. to us for services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

         - “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

         - “All Other Fees” are fees primarily for acquisition services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS:

Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b) EXHIBITS:

Exhibit No.	Description

3.1 Articles of Incorporation dated December 13, 2007. (1)

3.2 By-Laws dated September 10, 2010. (2)

10.1 Form of Subscription Agreement dated February 4, 2011 by and between Colorado Rare Earths, Inc. and New Investors. (3)

10.2 Form of Common Stock Purchase Warrant dated June 1, 2011 by and between Colorado Rare Earths, Inc. and New Investors. (3)

10.3 Employment Agreement dated February 4, 2011 by and between Colorado Rare Earths, Inc. and Gregory Schifrin. (3) *

10.4 Common Stock Purchase Warrant dated March 10, 2011 by and between Colorado Rare Earths, Inc. and Logic International Consulting Group, LLC. (3)

10.5 Services Agreement dated March 11, 2011 by and between Colorado Rare Earths, Inc. and Logic International Consulting Group, LLC. (3)

10.6 Financial Advisory Agreement dated May 24, 2011 by and between Colorado Rare Earths, Inc. and McKim and Company LLC. (4)

10.7 Common Stock Purchase Warrant dated May 24, 2011 by and between Colorado Rare Earths, Inc. and James Cahill. (4)

10.8 Agreement for Service dated May 25, 2011 by and between Colorado Rare Earths, Inc. and P-Con Consulting, Inc. (4)

10.9 Common Stock Purchase Warrant dated May 25, 2011 by and between Colorado Rare Earths, Inc. and P-Con Consulting, Inc. (4)

10.10 Agreement and Plan of Merger dated July 18, 2011 by and between Colorado Rare Earths, Inc., U.S. Rare Earths, Inc. (Delaware) and Seaglass Holding Corp. (6)

10.11 Amendment to Revised Employment Agreement dated July 26, 2011 by and between Colorado Rare Earths, Inc. and Gregory Schifrin. (5) *

10.12 Amendment to Revised Employment Agreement dated July 26, 2011 by and between Colorado Rare Earths, Inc. and Matthew Hoff. (5) *

10.13 Amendment to Revised Employment Agreement dated July 26, 2011 by and between Colorado Rare Earths, Inc. and Michael Parnell. (5) *

10.14 Promissory Note dated August 19, 2011 by and between Colorado Rare Earths, Inc., U.S. Rare Earths, Inc. (Delaware), Seaglass Holding Corp., Edward F. Cowle, Blue Cap Development Corp. (7)

10.15 Common Stock Purchase Warrant dated November 29, 2011 by and between U.S Rare Earths, Inc.  and Logic International Consulting Group, LLC. (7)

10.16 Consulting Agreement dated December 19, 2011 by and between U.S. Rare Earths, Inc. and Mark Scott. (8) *

10.17 Executive Employment Agreement dated January 1, 2012 by and between U.S. Rare Earths, Inc. and Daniel McGroarty. (7) *

10.18 Common Stock Purchase Warrant dated December 31, 2011 by and between U.S Rare Earths, Inc. and Logic International Consulting Group, LLC. (7)

10.19 Common Stock Purchase Warrant dated December 31, 2011 by and between U.S Rare Earths, Inc. and Logic International Consulting Group, LLC. (7)

14.1 Code of Ethics dated December 28, 2011 (7)

21.1 Subsidiaries of the Registrant. (7)

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a). (7)

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a). (7)

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

99.1 Financial Statements of Seaglass Holding Corp as of December 14, 2010. (9)

99.2 Unaudited pro forma financial statements of the Company and Seaglass Holding Corp as of December 15, 2010.  (9)

99.3 Financial statements of U.S Rare Earths, Inc. (Delaware), a private corporation as of 12/31/10. (10)

99.4 Unaudited pro forma financial statements of the Company and U.S Rare Earths (Delaware), a private corporation, as of December 31, 2010 and June 30, 2011. (10)

_________________

* Indicates management contract or compensatory plan.

(1) Included as Appendix A to 14C Information Statement filed with SEC on December 10, 2007.

(2) Filed as Exhibit to the Form 10-SB registration statement filed with SEC on July 28, 2000.

(3) Attached as an exhibit to the Company’s Form 10Q/A for the three months ended March 31, 2011 and filed with the SEC on April 16, 2012.

(4) Attached as an exhibit to the Company’s Form 10Q/A for the three months ended June 30, 2011 and filed with the SEC on April 16, 2012.

(5) Attached as an exhibit to the Company’s Form 10Q/A for the three months ended September 30, 2011 and filed with the SEC on April 16, 2012.

(6) Attached as an exhibit to the Company’s Form 8-K dated July 18, 2011 and filed with the SEC on July 22, 2011.

(7) Filed herewith.

(8) Attached as an exhibit to the Company’s Form 8-K dated December 19, 2011 and filed with the SEC on December 29, 2011.

(9) Attached as an exhibit to the Company’s Form 8-K/A dated December 15, 2011 and filed with the SEC on July 7, 2011.

(10) Attached as an exhibit to the Company’s Form 8-K/A dated August 22, 2011 and filed with the SEC on February 6, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

US Rare Earths, Inc.:

We have audited the accompanying consolidated balance sheets of US Rare Earths, Inc. (the “Company”) as of December 31, 2011, and the related  consolidated statements of operations, consolidated stockholders’ equity, and consolidated cash flows for the year ended December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rare Earths, Inc. (the “Company”) as of December 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011.  These financial statements are the responsibility of the Company’s management, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has sustained a net loss from operations and has an accumulated deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP April 16, 2012 Seattle, Washington

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

U.S. Rare Earths, Inc. (formerly Colorado Rare Earths, Inc.)

Lonoke, Arkansas

We have audited the accompanying consolidated balance sheet of U.S. Rare Earths, Inc. (formerly Colorado Rare Earths, Inc.) and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Rare Earths, Inc. (formerly Colorado Rare Earths, Inc.) as of December 31, 2010 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 15, 2011

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2011	2010
CURRENT ASSETS

Cash	$521,553	$61,574
Accounts receivable, less allowance for doubtful accounts
of $80,486 and $64,734, respectively	457,179	710,411
Other current assets	644	51,730
Total current assets	979,376	823,715

PROPERTY AND EQUIPMENT

Property and equipment, net	149,328	49,807
Mineral properties	326,000	326,000
Total property and equipment	475,328	375,807
TOTAL ASSETS	$1,454,704	$1,199,522

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$365,178	$408,099
Accounts payable and accrued expenses-related party	5,429	-
Accrued compensation-officers	3,137,500	-
Current installments of long term debt – related party (net of
discount of $51,313 and zero)	272,174	-
Total current liabilities	3,780,281	408,099

LONG-TERM DEBT

Note payable-related party (net of discount of $94,463 and zero)	463,254	-
Total liabilities	4,243,535	408,099

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued and
outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 20,504,238 and 12,300,000
shares issued and outstanding, respectively	205	123
Additional paid-in capital	39,247,893	4,109,847
Accumulated deficit	(42,036,929)	(3,318,547)
Total stockholders' (deficit) equity	(2,788,831)	791,423
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,454,704	$1,199,522

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2011	2010
REVENUES

Advertising revenue	$3,051,192	$3,890,960

Total revenue	3,051,192	3,890,960

Cost of revenues	1,994,593	2,853,677

Gross margin	1,056,599	1,037,283

OPERATING EXPENSES

Selling, general and administrative expenses	17,799,414	2,191,194
Exploration expense	2,026,640	-
Depreciation expense	29,908	22,462
Impairment expense	15,678,084	2,624,000

Total operating expenses	35,534,046	4,837,656

(Loss) from operations	(34,477,447)	(3,800,373)

OTHER INCOME (LOSS)

Interest income	1,856	1,022
Interest expense	(18,735)	-
Unrealized loss on warrant derivative liability	(4,224,056)	-

Total other (loss) income	(4,240,935)	1,022

(LOSS) BEFORE INCOME TAXES	(38,718,382)	(3,799,351)
INCOME TAX EXPENSE	-	-

Net (loss)	$(38,718,382)	$(3,799,351)

PER SHARE DATA:

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(2.35)	$(0.71)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	16,493,912	5,344,384

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	5,000,000	$50	$19,920	$480,804	$500,774

Common stock issued
in acquisition of subsidiary	5,900,000	59	2,949,941	-	2,950,000

Common stock issued for services	1,400,000	14	1,139,986	-	1,140,000

Net loss for the year ended December 31, 2010	-	-	-	(3,799,351)	(3,799,351)

Balance, December 31, 2010	12,300,000	123	4,109,847	(3,318,547)	791,423

Common stock issued for services	1,856,250	18	3,245,439	-	3,245,457

Common stock issued for cash	1,277,988	13	3,807,534	-	3,807,547

Warrants issued for services	-	-	6,612,000	-	6,612,000

Common shares issued in acquisition of
subsidiary	5,000,000	50	14,327,268	-	14,327,318

Common shares issued upon exercise
of warrants	70,000	1	34,999	-	35,000

Cancellation of warrants and related derivative liability	-	-	7,110,806	-	7,110,806

Net loss for the year ended December 31, 2011	-	-	-	(38,718,382)	(38,718,382)

Balance, December 31, 2011	20,504,238	$205	$39,247,893	$(42,036,929)	$(2,788,831)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(38,718,382)	$(3,799,351)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	29,908	22,462
Bad debt expense	59,265	-
Common stock and warrants issued for services	12,744,207	1,140,000
Change in derivative liability - related party	4,224,056	-
Accrued compensation-officers	3,137,500	-
Impairment expense	15,678,084	2,624,000
Payment of acquiries' liablilites	(68,458)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	193,967	(359,084)
Other current assets	51,086	(51,730)
Accounts payable and accrued expenses	(54,968)	315,821
Net cash used in operating Aactivities	(2,723,735)	(107,882)

INVESTING ACTIVITIES
Purchase of fixed assets	(129,429)	(6,114)
Cash received in acquisition of subsidiary	2,682	-
Net cash provided by (used in) investing activities	(126,747)	(6,114)

FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	3,807,547	-
Proceeds from related party loans	5,429	-
Repayment of related-party payables	(537,515)	-
Cash received on exercise of warrants	35,000	-
Net cash provided by financing activities	3,310,461	-

INCREASE (DECREASE) IN CASH	459,979	(113,996)
CASH AT BEGINNING OF PERIOD	61,574	175,570

CASH AT END OF PERIOD	$521,553	$61,574

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$18,735	$-
Income taxes	-	-
Non Cash Investing and Financing Activities:
Common stock issued for mineral properties	$14,327,318	$2,950,000

 The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

NOTE 1. ORGANIZATION

THE COMPANY AND OUR BUSINESS

U.S. Rare Earths, Inc. (“USRE”, “U.S. Rare Earths” or the “Company”) is a mineral exploration, mining and claims acquisition company based in Lonoke, AR. Formerly Colorado Rare Earths, Inc, the Company holds over 12,000 acres of mining claims for rare-earth elements in Colorado, Idaho and Montana.  In Colorado, these claims include the Powderhorn Property in Gunnison County, and Wet Mountain Property in Fremont and Custer Counties. Additional claims include the Lemhi Pass Property in Lemhi County, Idaho and Beaverhead County, Montana; Diamond Creek and North Fork Properties in Lemhi County, Idaho and the Sheep Creek Property in Ravalli County, Montana.

The Company has budgeted expenditures for the next twelve months of approximately $4,700,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described.  For further details see “Cash Requirements” below. USRE believes that it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of rare-earth elements and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves.

The Company’s principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt and the exercise of warrants.  USRE plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  USRE believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since USRE’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that USRE will in fact be able to raise the additional capital as it is needed.

The Company’s primary activity will be to proceed with the development of the rare-earth properties and other mining opportunities that may present themselves from time to time. The Company cannot guarantee that the rare-earth properties will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development company.

The Company continues to operate through our subsidiaries, Media Depot and Media Max, a national agency specializing in co-op advertising. The Company’s media business offers an array of services ranging from buying and planning media in radio, TV, cable, print or outdoor advertising, to creating print ads and producing electronic commercials. The Company also offers a full line of advertising services to manufacturers, distributors and dealers.

On July 18, 2011, the Company entered into an agreement to acquire U.S. Rare Earths, Inc., a Delaware corporation, and the acquisition closed on August 22, 2011. In connection with the acquisition, the Company changed its corporate name to U.S. Rare Earths.

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

The Company incorporated in the State of Delaware on July 27, 1999 and changed its domicile to the State of Nevada in December 2007.  Its principal executive offices are located at 12 Gunnebo Drive, Lonoke, Arkansas 72086. The telephone number is 501-676-2994. The Company maintains offices at 12 North Washington Street, Montoursville, Pennsylvania 17754. The telephone number 570-368-7633. The

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

Company’s principal website address is located at www.usrareearths.com. The information on our website is not incorporated as a part of this Form 10-K.

Liquidity and Going Concern

During the fiscal year ended December 31, 2011 and 2010, the Company had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2011 and 2010 was approximately $38,718,000 and $3,799,000, respectively. The net loss for the year ended December 31, 2011 included $35,780,000 of non-cash expenses.

The Company’s current operating funds are less than necessary to complete all intended exploration of the property, and therefore it  need to obtain additional financing in order to complete our business plan. As of April 16, 2012 the Company had cash of less than $100,000 and accounts receivable of approximately $400,000.

The Company’s business plan calls for significant expenses in connection with the exploration of the property.  The Company does not currently have sufficient funds to conduct continued exploration on the property and require additional financing in order to determine whether the property contains economic mineralization.  The Company will also require additional financing if the costs of the exploration of the property are greater than anticipated.

The Company will require additional financing to sustain its business operations if the Company is not successful in earning revenues once exploration is complete.  The Company does not currently have any arrangements for financing and the Company can provide no assurance to investors that it will be able to find such financing. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

The Company’s accountants have expressed doubt about its ability to continue as a going concern as a result of the Company’s history of net losses. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the above plans. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements.

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

Principles of Consolidation

These consolidated financial statements include the Company’s consolidated financial position, results of operations, and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of December 31, 2011, the Company had $119,742 in  uninsured cash amounts.

Derivatives

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“Embedded Derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to originally finance its operations, and the subsequent financing transactions, involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and Embedded Derivatives, if applicable, are measured at fair value and marked to market through earnings, as codified in ASC 815-15. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011, on a non-recurring basis:

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

Assets and liabilities measured at fair value on a recurring and nonrecurring basis At December 31, 2011 Nonrecurring:	Level 1	Level 2		Level 3	Total Value
Warrant derivative liability	$ -		$-	$-	$-
Total	$ -		$-	$-	$-

Fair Value of Financial Instruments

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. See Note 10 for a description of the valuation methodology used to measure fair value.

The method described in Note 10 may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following tables set forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 instruments in the fair value hierarchy:

Year ended
December 31, 2011
Warrant derivative liability
At December 31, 2010:	$-
Additions	(2,886,750)
Transfers to equity (Note 10)	7,110,806
Settlements	-
Change in fair value – unrealized loss	-
Total level 3 liabilities at December 31, 2011	$-
Unrealized loss included in earnings related to derivatives as of December 31, 2011	$(4,224,056)

Accounts Receivable

The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $80,486 and $64,734 as of December 31, 2011 and 2010, respectively.

Property and Equipment

Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 5-7 years.

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred.  When a property reaches

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of December 31, 2011, we recorded an impairment of $15,678,084 related to the acquisition of U.S. Rare Earths. As of December 31, 2010, we recorded an impairment of $2,624,000 related to the acquisition of Seaglass.

Long-Lived Assets

We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, it defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded had no deferred revenue as of December 31, 2011 and 2010.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties abandoned.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Provision for Income Taxes

Income taxes are provided based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of December 31, 2011, the Company had warrants for the purchase of 3,754,398 common shares that were not included in the computation of loss per share at December 31, 2011 because they would have been anti-dilutive.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) which provides guidance on financial accounting and reporting related to goodwill and other intangibles, other than the accounting at acquisition for goodwill and other intangibles acquired in a business combination or an acquisition by a not-for-profit. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, the Company early adopted the guidance for fiscal year 2011 and implementation did not have a material impact on its financial statements.

In April 2010,  the FASB issued  Accounting  Standard  Update  ("ASU")  2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based  Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the  Company. In March 2010, the FASB issued ASU No.2010-11, which is included in the Certification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

NOTE 3. ACQUISITIONS

Seaglass Holding Corp. Acquisition

On December 15, 2010, the Company entered into Agreement of Plan and Merger (“Seaglass Merger Agreement”) with Seaglass Holding Corp. (“Seaglass”). Seaglass owns certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.  The acquisition was structured as a triangular merger whereby Seaglass merged with Calypso Merger, Inc., a newly formed, wholly-owned subsidiary of the Company created solely for the purpose of facilitating the acquisition.  Seaglass became the surviving corporate entity as a wholly-owned subsidiary of the Company and Calypso Merger, Inc. was dissolved. The acquisition resulted in a change in control.

As part of the acquisition of Seaglass, the Company acquired rights to mineral claims on approximately 704 acres on, near, or adjacent to anomalous values of Rare Earth metals, including thorium, uranium, niobium and tantalum. The Company had an independent evaluation performed by a licensed processing engineer to estimate the fair market value of the claims on the date of acquisition. Based on this report, the Company assigned a fair value to the claims of $326,000.

Pursuant to the terms of the Seaglass Merger Agreement, the stockholders of Seaglass exchanged 100% of the outstanding common stock of Seaglass for 5,900,000 unregistered shares of the Company’s common stock valued at $.50 per share or $2,950,000. In connection with the acquisition, the Company changed its corporate name to Colorado Rare Earths, Inc.

The Company recorded goodwill from the purchase of Seaglass because the purchase price was in excess of the fair value of assets acquired and liabilities assumed.  On December 31, 2010 the Company evaluated the carrying value of the goodwill held on its books for the acquisition of Seaglass and determined, due to a lack of operating history for Seaglass and the uncertainty of the future cash flow to be received from its operations, to impair the value of the goodwill to $0.  This resulted in an impairment expense of $2,624,000 for the year ended December 31, 2010.

U.S. Rare Earths, Inc. Acquisition

On July 18, 2011, the Company entered into an Agreement of Plan and Merger (“USRE Merger Agreement”) to acquire U.S. Rare Earths, Inc., a Delaware corporation, and the acquisition closed on August 22, 2011. In connection with the acquisition, the Company changed its corporate name to U.S. Rare Earths. As part of the acquisition of USRE, the Company acquired rights to mineral claims on approximately 704 acres on, near, or adjacent to anomalous values of rare-earth elements, including thorium, uranium, niobium and tantalum.

Pursuant to the terms of the USRE Merger Agreement, USRE’s stockholders exchanged 100% of their outstanding common stock for 5,000,000 unregistered shares of the Company’s common stock valued at $2.85 per share.   As part of the acquisition price, the Company also assumed a note payable in the amount of $1,418,719 and certain other accounts payable totaling $16,817.  At closing, the Company paid $500,000 related to the notes payable. The acquisition resulted in a change in control.

The Company has not been able to obtain a valuation of the properties. The Company recorded mining property from the purchase of USRE because the purchase price was in excess of the fair value of assets acquired and liabilities assumed.  The table below details the calculation of mining property.  On December 31, 2011, the Company evaluated the carrying value of the goodwill held on its books for the acquisition of USRE and determined, due to a lack of operating history for USRE, the lack of a valuation and the uncertainty of the future cash flow to be received from its operations, to impair the value of the mining property to $0.  This resulted in an impairment expense of $15,678,084 for the year ended December 31, 2011.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

The assets and liabilities of USRE as of the acquisition date were recorded at the following fair value:

Purchase price-
Common stock	$ 14,327,318
Notes payable	1,418,719
Accounts payable	16,817
Deficit	(82,088)
Cash received	(2,682)
Mineral properties	15,678,084
Impairment	(15,678,084)

Mineral properties as of 12/31/11	$ -

The results of operations of USRE were included in the Consolidated Statements of Operations for the period August 22, 2011 to December 31, 2011.

The pro-forma financial data for the acquisition for the year ended December 31, 2011, were as follows:

	As Reported Year Ended December 31, 2011	Pre-Acquisition Operations of US Rare Earths, Inc. January 1, 2011 - August 21, 2011	Pro Forma Year Ended December 31, 2011

Revenue	$3,051,192	$-	$3,051,192
Net loss	(38,718,382)	(72,548)	(38,790,930)
Net loss per common share	-		(2.35)

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable were $457,179 and $710,411, net of allowance, as of December 31, 2011 and 2010, respectively. The Company had two customers (27.2% and 14.2%) in excess of 10% of our consolidated revenues for the year ended December 31, 2011. The Company had one customer (37.0%) with accounts receivable in excess of 10% as of December 31, 2011. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

NOTE 5. EQUIPMENT, NET

Equipment, net comprises of the following:

	Estimated
	Useful Lives	December 31, 2011	December 31, 2010

Office equipment	5 years	$ 258,157	$ 240,438
Mining and other equipment	5-7 years	111,710	-
Less: accumulated depreciation		(220,539)	(190,631)
		$ 149,328	$ 49,807

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

Depreciation expense for the year ended December 31, 2011 and 2010 was $29,907 and $22,462 respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

The following relationships are related:

Properties

The Company’s principal offices in Montoursville, Pennsylvania are leased from the Hoff Family Limited Partnership that is controlled by a founder of Media Depot and a principal stockholder of Calypso. This agreement was entered into before the Company acquired Media Depot and has been continued following the acquisition. Lease payments are $2,000 per month and renew monthly.

The Company’s offices located in Lonoke, Arkansas are leased from the J.S. Parnell Trust, of which our C.E.O. Michael D. Parnell is trustee. This agreement was entered into before the Company acquired Media Depot and has been continued following the acquisition. Lease payments are $916 per month and renew monthly.

Service Agreements

During the year ended December 31, 2011, the Company used the services of a related party to perform work related to the staking of additional claims and filing required paperwork for the maintenance of its claims.  An executive of the Company is the president of the firm engaged to perform this work.  As of December 31, 2011, the Company has incurred $899,324 in mineral exploration related costs, of which $174,150 remains unpaid at period end.  The Company is not paying any premium for work performed. Rates charged to the Company are equal to those the firm charges to its other third party clients.

On March 11, 2011, the Company signed an exclusive Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). The president of Logic is also a board member of the Company. Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement was automatically extended to December 11, 2012 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Logic Agreement can be cancelled with ninety days written notice.  The Logic Agreement requires a monthly payment of $50,000. See Note 9 for additional details.

Change in Control

Due to the change in control of the Company related to the acquisition of Seaglass and U.S Rare Earths as described in Note 3 and 8, the Company has accrued the severance compensation due to Mr. Parnell, Hoff and Schifrin under their employment agreements, including amendments. As of December 31, 2011, the Company has accrued $3,137,500 as Accrued compensation – officers, in the accompanying balance sheet.

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

The restructured note is noninterest bearing and therefore, the Company is required to impute interest on the principal.  Using its estimated incremental borrowing rate, the Company recorded $149,866 as a discount against the restructured note, representing an estimated incremental borrowing rate of 10% per annum.  The discount will be accreted to interest expense over the term of the restructured note.  The

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

Company recorded $4,089 of interest expense during the year ended December 31, 2011 related to the amortization of the discount.

The Company recorded $88,099 in accounts payable related to the acquisition of USRE, including two current directors, who were directors of USRE (Delaware). USRE (Delaware) has requested reimbursement $145,849 as of April 13, 2012. The Companies are negotiating the accounts payable.

NOTE 7. EQUITY TRANSACTIONS

On December 10, 2010, the Company issued 600,000 restricted shares of common stock to two executives as part of new employments agreements.  The shares were valued at $0.50 and $300,000 was expensed as selling, general and administrative expense during the three months ended December 31, 2010. The shares do not have registration rights.

On December 15, 2010, the Company issued 100,000 restricted common shares of common stock to consultants for services.   The stock was valued at $0.50 per share and $50,000 was expensed as selling, general and administrative expense during the three months ended the three months ended December 31, 2010. The shares do not have registration rights.

From December 15, 2010, through December 17, 2010 the Company issued 700,000 restricted shares of common stock to five individuals for joining the Company as board of directors or as members of the advisory board.  The shares were valued at $0.50 and $1.30 per share and $790,000 was expensed as selling, general and administrative expense during the three months ended the three months ended December 31, 2010. The shares do not have registration rights.

On December 15, 2010, the Company issued 5,900,000 shares of restricted common stock to acquire Seaglass as discussed in Note 3.The shares were valued at $0.50 per share or $2,950,000 or based on the market price of the stock on the acquisition date. The shares did not have registration rights.

On March 11, 2011, the Company signed an exclusive Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). The Company issued a warrant to Logic dated March 10, 2011 for the purchase of 1,300,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires March 10, 2016. The warrant was valued at $3,640,000 using the Black-Scholes-Merton option valuation model. The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights. (See Note 8).

During the three months ended March 31, 2011, the Company issued 451,250 restricted shares of common stock to seven consultants, employees and directors for services. The shares were valued at $2.85 per share and $724,063 was expensed as selling, general and administrative expense during the three months ended March 31, 2011. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 16, 2012 with regard to these stock issuances. Of these shares 200,000 have a 12 month vesting period and $0 was recognized as selling, general and administrative expense related to the shares that had vested at March 31, 2011.

During the three months ended March 31, 2011, the Company signed Subscription Agreements with four Accredited investors for $425,002 and issued 149,124 shares of restricted common stock at $2.85 per share. The shares do not have registration rights. In addition, the Company issued warrants for 271,932 shares at $4.85 per share. The warrants expire by March 31, 2016 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $7.25 or more for the Company’s common stock has been sustained for ten trading days. A notice filing under Regulation D was filed with the SEC on April 16, 2012 with regard to these stock issuances.

On May 24, 2011, the Company signed a Financial Advisory Agreement (“McKim Agreement”) with McKim and Company LLC (“McKim”). The Company issued a warrant to McKim dated May 24, 2011 for

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

the purchase of 250,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires May 24, 2016. The warrant was valued at $2.85 per share or $712,500 using the Black-Scholes-Merton option valuation model. The warrant contains certain piggyback registration rights.

On May 24, 2011, the Company signed an Agreement for Service (“P-Con Agreement”) with P-Con Consulting, Inc. (“P-Con”). The Company issued a warrant to purchase 70,000 shares of common stock as consideration for services. The warrant price was $0.50 per share and it expires May 25, 2016. The warrant was valued at $2.85 per share or $199,500 using the Black-Scholes-Merton option valuation model. The warrant contains certain piggyback registration rights.

During the three months ended June 30, 2011, the Company issued 630,000 restricted shares of common stock to seven consultants, employees and directors for services. The shares have a 12 month vesting period. The shares were valued at $2.85 per share The shares were valued at $2.85 per share and the vested shares $326,875 were expensed as selling, general and administrative expense during the three months ended September 30, 2011. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 16, 2012 with regard to these stock issuances.

During the three months ended June 30, 2011, the Company signed Subscription Agreements with twenty three Accredited investors for $2,625,021 and issued 921,060 shares of restricted common stock at $2.85 per share. The shares do not have registration rights. In addition, the Company issued warrants for 798,252 shares at $4.85 per share. The warrants expire by June 30, 2016 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $7.25 or more for the Company’s common stock has been sustained for ten trading days. A notice filing under Regulation D was filed with the SEC on April 16, 2012 with regard to these stock issuances.

On August 15, 2011, P-Con Consulting, Inc. (P-Con”) exercised a warrant granted by the Company on May 24, 2011 for the purchase of 70,000 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model. The warrant contained certain piggyback registration rights. The warrant was exercised during the year ended December 31, 2011 for total proceeds of $35,000.

On August 22, 2011, the Company issued 5,000,000 shares to acquire USRE. (see Note 3).  The shares were valued at $14,250,000 or $2.85 per share. A notice filing under Regulation D was filed with the SEC on April 16, 2012 with regard to these stock issuances.

During the three months ended September 30, 2011, the Company issued 25,000 restricted shares of common stock to five consultants, employees and directors for services. The shares were valued at $2.85 per share and $71,250 was expensed as selling, general and administrative expense during the three months ended September 30, 2011. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 16, 2012 with regard to these stock issuances.

During the three months ended September 30, 2011, the Company recognized $178,125 as selling, general and administrative expense related to shares that had vested.

During the three months ended September 30, 2011, the Company signed Subscription Agreements with twenty six Accredited investors for $1,237,506 and issued 434,214 shares of restricted common stock at $2.85 per share. The shares do not have registration rights. In addition, the Company issued warrants for 434,214 shares at $4.85 per share. The warrants expire September 30, 2016 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $7.25 or more for the Company’s common stock has been sustained for ten trading days. A notice filing under Regulation D was filed with the SEC on April 16, 2012 with regard to these stock issuances.

On November 29, 2011, the Company issued a cashless warrant to Logic for the purchase of 700,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires November 29,

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

2016.  The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

During the three months ended December 31, 2011, the Company issued 610,000 restricted shares of common stock to five consultants, employees and directors for services. The shares were valued at $2.85 per share and $1,738,500 was expensed as selling, general and administrative expense during the three months ended December 31, 2011. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 16, 2012 with regard to these stock issuances.

On November 29, 2011, the Company granted 140,000 shares to P-Con for services provided under the May 24, 2011 for Agreement for Service (“P-Con Agreement”). The shares have a 12 month vesting period. The shares were valued at $2.85 per share using the Black-Scholes-Merton option valuation model.  $99,750 was expensed as selling, general and administrative expense during the three months ended December 31, 2011 related to the shares that had vested. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 16, 2012 with regard to these stock issuances.

During the three months ended December 31, 2011 an additional $106,894 was recognized as selling, general and administrative expenses related to shares that had vested.

The Company cancelled 296,410 of unpaid stock subscriptions in the amount of $480,000 that had been issued to employees during the twelve months ended December 31, 2011.

On December 31, 2011, Logic cancelled the warrant granted on March 10, 2011 for 1,300,000 shares and the warrant granted on November 29, 2011 warrant for 700,000 shares.

On December 31, 2011, the Company issued a warrant to Logic for the purchase of 1,300,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires March 9, 2016. The warrant was valued at $2.85 per share or $3,705,000 using the Black-Scholes-Merton option valuation model. On December 31, 2011, the Company issued a warrant to Logic for the purchase of 700,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires November 28, 2016.  The warrant was valued at $2.85 per share or $1,995,000 using the Black-Scholes-Merton option valuation model. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $7.00 or more for the Company’s common stock has been sustained for five trading days. The warrants contain certain piggyback registration rights.

Except as disclosed, all of the above private placements of our securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933.

A summary of the warrants issued as of December 31, 2011 were as follows:

	December 31, 2011
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	-	$ -
Issued	5,824,398	$ 1.62
Exercised	(70,000)	$ (0.50)
Forfeited	(2,000,000)	$ (0.50)
Expired	-	$ -
Outstanding at end of period	3,754,398	$ 2.24
Exercisable at end of period	3,754,398

A summary of the status of the warrants outstanding as of December 31, 2011 is presented below:

	December 31, 2011
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
2,250,000	4.94	$ 0.50	2,250,000
1,504,398	4.41	$ 4.85	1,504,398
3,754,398		$ 2.24	3,754,398	$ 2.24

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended December 31, 2011 were as follows:

Assumptions
Dividend yield	0%
Expected life	5
Expected volatility	369%
Risk free interest rate	2%

At December 31, 2011, vested warrants totaling 3,754,398 shares had an aggregate intrinsic value of $18,771,990.

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

Employment Agreements

Michael Parnell

On December 10, 2010, the Company entered into a Revised Employment Agreement (“Parnell Agreement”) with Michael Parnell, the Company’s Chief Executive Officer. Under the terms of the Parnell Agreement, Mr. Parnell’s salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Parnell was awarded 300,000 shares of restricted common stock. In the event the Company is sold or merged or there is a change in control, Mr. Parnell is to receive at his discretion, severance of $500,000 in cash or restricted common stock at $.50 per share. Mr. Parnell is eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by the Board of Directors. The Parnell Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Parnell Agreement Addendum”).  The Parnell Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Parnell’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Parnell in year four and five, provided Mr. Parnell is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of December 31, 2011,

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

the Company has accrued $500,000 and $712,500 or $1,212,500 as Accrued compensation – officers, in the accompanying balance sheet.

Matthew Hoff

On December 10, 2010, the Company entered into a Revised Employment Agreement (“Hoff Agreement”) with Matthew Hoff, the Company’s Business Manager. Under the terms of the Hoff Agreement, Mr. Hoff’s salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Hoff was awarded 300,000 shares of restricted common stock. In the event the Company is sold or merged or there is a change in control, Mr. Hoff is to receive at his discretion, severance of $500,000 in cash or restricted common stock at $.50 per share. Mr. Hoff is eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by the Board of Directors. The Hoff Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Hoff Agreement Addendum”).  The Hoff Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Hoff’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Hoff in year four and five, provided Mr. Hoff is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of December 31, 2011, the Company has accrued $500,000 and $712,500 or $1,212,500 as Accrued compensation – officers, in the accompanying balance sheet.

Gregory Schifrin

On December 10, 2010, the Company entered into an Employment Agreement (“Schifrin Agreement”) with Gregory Schifrin, the Company’s President. Under the terms of the Schifrin Agreement, Mr. Schifrin’s salary was $60,000 in year one and is to be negotiated in years 2 and 3. Mr. Schifrin was awarded 10,000 shares of restricted common stock in year one and 240,000 shares of restricted common stock in year two. The Schifrin Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Schifrin Agreement Addendum”).  The Schifrin Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Schifrin’s salary was $96,000 in year one, and is to be negotiated in years 2 through 5. The Company also agreed to issue 125,000 shares per year to Mr. Schifrin, provided Mr. Schifrin is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of December 31, 2011, the Company has accrued $712,500 as Accrued compensation – officers, in the accompanying balance sheet.

On November 29, 2011, Mr. Schifrin’s title was changed to Chief Operating Officer.

Daniel McGroarty

On November 29, 2011, Mr. McGroarty was appointed President of the Company. On January 1, 2012, Company entered into an Employment Agreement (“McGroarty Agreement”) with Daniel McGroarty, the Company’s President. Under the terms of the McGroarty Agreement, Mr. McGroarty’s salary was $120,000 in year one and is to be negotiated in years 2 and 3. Mr. McGroarty was awarded 650,000 shares of restricted common stock. The McGroarty Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

Consulting Agreements

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement was automatically extended to December 11, 2012 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Logic Agreement can be cancelled with ninety days written notice.  The Logic Agreement requires a monthly payment of $50,000. The Company issued a cashless warrant to Logic dated March 10, 2011 for the purchase of 1,300,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires March 10, 2016. The warrant was valued at $2.80 per share or $3,640,000 using the Black-Scholes-Merton option valuation model. The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

On November 29, 2011, the Company issued a cashless warrant to Logic for the purchase of 700,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires November 29, 2016.  The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

On December 31, 2011, Logic cancelled the warrant granted on March 10, 2011 for 1,300,000 shares and the warrant granted on November 29, 2011 warrant for 700,000 shares.

On December 31, 2011, the Company issued a cashless warrant to Logic for the purchase of 1,300,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires March 9, 2016. The warrant was valued at $2.85 per share or $3,705,000 using the Black-Scholes-Merton option valuation model. On December 31, 2011, the Company issued a cashless warrant to Logic for the purchase of 700,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires November 28, 2016.  The warrant was valued at $2.85 per share or $1,995,000 using the Black-Scholes-Merton option valuation model. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $7.00 or more for the Company’s common stock has been sustained for five trading days. The warrants contain certain piggyback registration rights.

McKim and Company LLC

On May 24, 2011, the Company signed a Financial Advisory Agreement (“McKim Agreement”) with McKim and Company LLC (“McKim”). Under the McKim Agreement, McKim agreed to provide certain advisory services to the Company. The McKim Agreement expires May 23, 2014 and can be renewed for additional terms of six month periods unless either party gives the other 90 days written notice of termination. The Company issued a cashless warrant to McKim dated May 24, 2011 for the purchase of 250,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires May 24, 2016. The warrant was valued at $2.85 per share or $712,500 using the Black-Scholes-Merton option valuation model. The warrant contains certain piggyback registration rights.

P-Con Consulting, Inc.

On May 24, 2011, the Company signed an Agreement for Service (“P-Con Agreement”) with P-Con Consulting, Inc. (“P-Con”). Under the P-Con Agreement, Logic agreed to provide certain advisory services to the Company. The P-Con Agreement does not expire. The Company issued a cashless warrant to P-Con dated May 25, 2011 for the purchase of 70,000 shares of the Company’s common stock. The warrant price was $0.50 per share and it expires May 25, 2016. The warrant was valued at $2.85 per share or $199,500 using the Black-Scholes-Merton option valuation model. The warrant contains certain piggyback registration rights.

Mark Scott

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as Chief Financial Officer of the Company. Mr. Scott will receive: (i) US $4,000 cash per month and (ii) restricted shares of Company common stock equaling US $3,000 at $2.85 per share (1,053 shares monthly) for each monthly period from December 19, 2011 through December 31, 2012, the expiration date of the Agreement.

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2012	$ 2,916
2013	0
2014	0
2015	0
2016	0
Beyond	0
Total	$ 2,916

NOTE 9 – INCOME TAXES

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

The income tax provision differs from the amount of income tax benefit determined by applying the U.S. federal and state income tax rates to pretax income (loss) from continuing operations for the years ended December 31, 2011 and 2010. The components of income tax expense (benefit) are as follows:

	2011	2010
Income tax benefit at U.S. federal statutory rates	$ (13,164,250)	$ (1,291,779)
Stock based compensation	4,320,280	387,600
Impairment expense	5,330,550	892,160
Change in valuation allowance	3,513,420	12,019
	$ -	$ -

Deferred tax assets	$ 13,196,350	$ 1,312,861
Net operating loss carry forwards	(4,320,280)	(387,600)
Stock based compensation	(5,330,550)	(892,160)
Impairment expense	(3,545,520)	(33,101)
Valuation allowance	$ -	$ -

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses were $38,718,382 for the year ended December 31, 2011.

The Company has net operating loss carryforwards of approximately $13,196,000, which expire in 2019-2030 and. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $3,545,520 and $33,101 was established as of December 31, 2011 and 2010 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended December 31, 2011, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses, common stock and warrants issued for services, change in derivative liability- related party, accrued compensation-officers and impairment expense.

	2011	2010
Federal statutory rate	-34.0%	-28.0%
Increase in income taxes resulting from:
Change in valuation allowance	34.0%	28.0%
Effective tax rate	0.0%	0.0%

 NOTE 10 – WARRANT DERIVATIVE LIABILITY

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

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the above warrants.  At December 31, 2011, the Company revalued the warrants and determined that, during the year ended December 31, 2011, the Company’s warrant derivative liability increased by $4,224,056 to $7,110,806.  The Company recognized a corresponding gain or loss on derivative liability in conjunction with these revaluations.  This warrant was forfeited at December 31, 2011, and recognized as equity.

The fair value of the derivative warrant instruments is estimated using the lattice valuation model with the following assumptions as of December 31, 2011:

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

NOTE 11. SEGMENT REPORTING

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

The Company has three principal operating and reportable segments, which are (1) the corporate operations which offer a full line of advertising services to manufacturers, distributors and dealers across the United States and Canada; and (2) the acquisition and exploration of mineral properties. These operating segments were determined based on the nature of the products and services offered. The Company operates solely in the United States.

The following table presents revenues, operating income (loss) and total assets by reportable segment for the years ended December 31, 2011 and 2010:

(dollars in thousands)

	Advertising	Mineral
Company	Services	Exploration	Total
Year Ended December 31, 2011
Revenues	$ 3,051	$ -	$ 3,051
(Loss) from operations	(978)	(33,499)	(34,477)
Total assets	642	813	1,455

Year Ended December 31, 2010
Revenues	$ 3,891	$ -	$ 3,891
(Loss) from operations	(1,175)	(2,625)	(3,800)
Total assets	874	326	1,200

The following reconciles operating loss to net loss:

(dollars in thousands)	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
(Loss) from operations	$ (34,477)	$ (3,800)
Other (loss) expense	(4,241)	1
(Loss) before income taxes	(38,718)	(3,799)
Income tax expense	-	-
Net loss	$ (38,718)	$ (3,799)

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available, which is April 16, 2012.

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation's system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in "Internal Control--Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2011, its system of internal control over financial reporting is not effective based on the criteria of the "Internal Control--Integrated Framework".

/s/ Michael D. Parnell	/s/ Mark Scott
Michael D. Parnell	Mark Scott
Chief Executive Officer	Chief Financial Officer

Lonoke, Arkansas

April 16, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: April 16, 2012	By:	/s/ Michael D. Parnell
Michael D. Parnell
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer ( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Michael D. Parnell    Chief Executive Officer and Director                   April 16, 2012
Michael D. Parnell         (Principal Executive Officer)

/s/ Mark Scott                 Chief Financial Officer and Secretary                  April 16, 2012

Mark Scott                      (Principal Financial and Accounting Officer)

/s/ Daniel McGroarty      Management Director                                           April 16, 2012

Daniel McGroarty

/s/ Gregory Schifrin        Management Director                                           April 16, 2012

Gregory Schifrin

/s/ Kevin Cassidy            Independent Director                                            April 16, 2012

Kevin Cassidy

/s/ Edward F. Cowle      Director                                                                  April 16, 2012

Edward F. Cowle

/s/ Harvey Kaye              Independent Director                                            April 16, 2012

Harvey Kaye

/s/ John Victor Lattimore, Jr. Independent Director                                     April 16, 2012

John Victor Lattimore, Jr.

H. Deworth Williams

Director                                                                 April 16, 2012

H. Deworth Williams

Geoff Williams

Director                                                                  April 16, 2012

Geoff Williams