Form 10-Q/A
period 2011-03-31
U.S. RARE EARTHS, INC
filed 2012-04-24
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. o Yes  ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. o Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). þ Yes  o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     o Yes  ☑ No

As of May 19, 2011, the Company had 12,954,762 shares of common stock issued.

Explanatory Comment

This amended Quarterly Report on Form 10Q/A for the three months ended March 31, 2011 is being filed to correct the accounting for stock based compensation and warrant derivative liability.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2011	2010
CURRENT ASSETS

Cash	$423,070	$61,574
Accounts receivable, less allowance for doubtful accounts
of $22,596 and $64,734, respectively	432,510	710,411
Other current receivables	1,633	51,730
Total current assets	857,213	823,715

PROPERTY AND EQUIPMENT

Property and equipment, net	49,532	49,807
Mineral properties	326,000	326,000
Total property and equipment	375,532	375,807

TOTAL ASSETS	$1,232,745	$1,199,522

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES

Trade accounts payable	$297,958	$408,099
Warrant derivative liability	2,886,750	-
Total current liabilities	3,184,708	408,099

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued and
outstanding, respectively	-	-
Common stock; 20,000,000 shares authorized,
at $0.00001 par value, 12,900,374 and 12,300,000
shares issued and outstanding, respectively	127	123
Stock subscription receivable	(30,000)	-
Additional paid-in capital	5,258,906	4,109,847
Accumulated deficit	(7,180,996)	(3,318,547)
Total stockholders' (deficit) equity	(1,951,963)	791,423

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,232,745	$1,199,522

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2011	2010
REVENUES

Advertising revenue	$487,726	$526,614

Total revenue	487,726	526,614

Cost of revenues	360,917	260,462

Gross margin	126,809	266,152

OPERATING EXPENSES

Selling, general and administrative expenses	3,983,913	280,289
Depreciation and amortization	5,529	6,427

Total operating expenses	3,989,442	286,716

Loss from operations	(3,862,633)	(20,564)

OTHER INCOME

Unrealized gain on derivative liability	-	-
Interest income	184	155

Total other income	184	155

LOSS BEFORE INCOME TAXES	(3,862,449)	(20,409)
INCOME TAX (BENEFIT)	-	(3,860)

Net loss	$(3,862,449)	$(16,549)

PER SHARE DATA:

BASIC AND DILUTED LOSS
PER SHARE	$(0.31)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,574,787	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

					Retained
			Additional	Stock	Earnings
	Common Stock		Paid-in	Subscription	(Accumulated
	Shares	Amount	Capital	Receivable	Deficit)	Total

Balance, December 31, 2008	5,000,000	$50	$19,920	$-	$502,003	$521,973

Net loss for the year
ended December 31, 2009	-	-	-	-	(21,199)	(21,199)

Balance, December 31, 2009	5,000,000	50	19,920	-	480,804	500,774

Common stock issued
in acquisition of subsidiary	5,900,000	59	2,949,941	-	-	2,950,000

Common stock issued for services	1,400,000	14	1,139,986	-	-	1,140,000

Net loss for the year
ended December 31, 2010	-	-	-	-	(3,799,351)	(3,799,351)

Balance, December 31, 2010	12,300,000	123	4,109,847	-	(3,318,547)	791,423

Common stock issued for services	467,250	5	724,060	-	-	724,065

Cancellation of common stock	(16,000)	(2)	-	-	-	(2)

Common stock issued for cash	149,124	1	424,999	(30,000)	-	395,000

Net loss for the three months
ended March 31, 2011	-	-	-	-	(3,862,449)	(3,862,449)

Balance, March 31, 2011	12,900,374	$127	$5,258,906	$(30,000)	$(7,180,996)	$(1,951,963)

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES

Net loss	$(3,862,449)	$(16,549)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	5,529	6,427
Common stock and warrants issued for services	3,308,932	-
Change in derivative liability - related party	301,883	-
Changes in Operating Assets and Liabilities:
Accounts receivable	277,901	31,309
Other current receivables	50,097	-
Trade accounts payable	(110,141)	(25,665)

Net cash used in operating activities	(28,248)	(4,478)

INVESTING ACTIVITIES

Purchase of fixed assets	(5,256)	-

Net cash used in investing activities	(5,256)	-

FINANCING ACTIVITIES
Proceeds from the sale of common stock	395,000	-

Net cash provided by financing activities	395,000	-

INCREASE (DECREASE) IN CASH	361,496	(4,478)
CASH AT BEGINNING OF YEAR	61,574	175,570

CASH AT END OF YEAR	$423,070	$171,092

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1. ORGANIZATION

The Company and Our Business

On December 15, 2010, the Company entered into Agreement of Plan and Merger (“Seaglass Merger Agreement”) with Seaglass Holding Corp. (“Seaglass”). Seaglass owns certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.  The acquisition was structured as a triangular merger whereby Seaglass merged with Calypso Merger, Inc., a newly formed, wholly-owned subsidiary of the Company created solely for the purpose of facilitating the acquisition.  Seaglass became the surviving corporate entity as a wholly-owned subsidiary of the Company and Calypso Merger, Inc. was dissolved. In connection with the acquisition, the Company changed its corporate name to Colorado Rare Earths, Inc. (“CREE”, “Colorado Rare Earths” or the “Company”) in December 2010.

As part of the acquisition of Seaglass, the Company acquired rights to mineral claims on approximately 704 acres on, near, or adjacent to anomalous values of Rare Earth metals, including thorium, uranium, niobium and tantalum.

The Company has budgeted expenditures for the next twelve months of approximately $4,700,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described.  For further details see “Cash Requirements” below. CREE believes that it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of rare-earth elements and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves.

The Company’s principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt and the exercise of warrants.  CREE plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  CREE believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since CREE’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that CREE will in fact be able to raise the additional capital as it is needed.

The Company’s primary activity will be to proceed with the development of the Colorado rare-earth properties and other mining opportunities that may present themselves from time to time. The Company cannot guarantee that the rare-earth properties will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development company.

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

The Company incorporated in the State of Delaware on July 27, 1999 and changed its domicile to the State of Nevada in December 2007.  Its principal executive offices are located at 12 Gunnebo Drive, Lonoke, Arkansas 72086. The telephone number is 501-676-2994. The Company maintains offices at 12 North Washington Street, Montoursville, Pennsylvania 17754. The telephone number 570-368-7633. The Company’s principal website address is located at www.usrareearths.com. The information on our website is not incorporated as a part of this Form 10-Q.

Liquidity and Going Concern

During the fiscal year ended December 31, 2010 and the three months ended March 31, 2011, the Company had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2010 was approximately $3,799,000. The net loss for the year ended December 31, 2010 included approximately $3,764,000 of non-cash expenses.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

The Company’s current operating funds are less than necessary to complete all intended exploration of the property, and therefore it  need to obtain additional financing in order to complete our business plan. As of March 31, 2011 the Company had cash of approximately $423,000 and accounts receivable of approximately $433,000.

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

Unaudited Financial Statements

The accompanying unaudited financial statements of Colorado Rare Earths have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended March 31, 2011and 2010 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2011.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Principles of Consolidation

These consolidated financial statements include the Company’s consolidated financial position, results of operations, and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of March 31, 2011, the Company had no uninsured cash amounts.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2011, on a non-recurring basis:

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2011 Nonrecurring:	Level 1	Level 2	Level 3	Total Value
Warrant derivative liability	$-	$-	$2,886,750	$2,886,750
Total	$-	$-	$2,886,750	$2,886,750

Fair Value of Financial Instruments

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. See Note 9 for a description of the valuation methodology used to measure fair value.

The method described in Note 9 may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following tables set forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 instruments in the fair value hierarchy:

Three Months Ended
March 31, 2011
Warrant derivative liability
At December 31, 2010:	$-
Additions	(2,886,750)
Transfers to equity	-
Settlements	-
Change in fair value – unrealized loss	-
Total level 3 liabilities at March 31, 2011	$(2,886,750)
Unrealized loss included in earnings related to derivatives as of March 31, 2011	$(2,886,750)

Accounts Receivable

The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $22,596 and $64,734 as of March 31, 2011 and December 31, 2010, respectively.

Property and Equipment

Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 5-7 years.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, it defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded had no deferred revenue as of March 31, 2011 and December 31 2010.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of March 31, 2011, the Company had warrants for the purchase of 271,932 common shares that were not included in the computation of loss per share at March 31, 2011 because they would have been anti-dilutive. As of December 31, 2010, the Company had no anti-dilutive securities.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Recent Accounting Pronouncements

Recent accounting pronouncements applicable to us are summarized below.

In April 2010,  the FASB issued  Accounting  Standard  Update  ("ASU")  2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based  Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company. In March 2010, the FASB issued ASU No.2010-11, which is included in the Certification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company's financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3. ACQUISITIONS

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

Two principals of Seaglass, Edward F. Cowle and H. Deworth Williams, were principal stockholders of CREE.   Because of the related nature of the parties to the transaction, the Company endeavored to conduct an independent investigation of Seaglass and its properties and research the merits and value of acquiring Seaglass.

Our Chief Executive officer and director, Michael D. Parnell, oversaw the investigation and consulted with the Company’s other directors, officers, advisors and principal stockholders not related to Seaglass.  The Company

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

researched information and documents related to the Seaglass properties and consulted with other persons familiar with the properties and the industry.  Following the review of all available information, the Company determined that the acquisition of Seaglass presented a unique opportunity for the Company.  The Company also believes that the acquisition was accomplished for a fair, negotiated consideration and the acquisition was in the best interest of our stockholders.

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

NOTE 4. ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $432,510 and $710,411, net of allowance, as of March 31, 2011 and December 31, 2010, respectively. The Company had three customers (26.8%, 21.0% and 16.0%) in excess of 10% of our consolidated revenues for the three months ended March 31, 2011. The Company had three customers (28.3%, 17.0% and 14.1%) with accounts receivable in excess of 10% as of March 31, 2011. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

Estimated
	Useful Lives	March 31, 2011	December 31, 2010

Office equipment	5 years	$ 245,694	$ 240,438
Mining and other equipment	5-7 years	-	-
Less: accumulated depreciation		(196,160)	(190,631)
		$ 49,534	$ 49,807

Depreciation expense for the three months ended March 31, 2011 and 2010 was $5,529 and $6,427 respectively.

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

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Service Agreements

On March 11, 2011, the Company signed an exclusive Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). The president of Logic is also a board member of the Company. Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement was automatically extended to December 11, 2012 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Logic Agreement can be cancelled with ninety days written notice.  The Logic Agreement requires a monthly payment of $50,000. See Note 8 for additional details.

Other Related Party Transactions

Other related party transactions are disclosed in the Notes to Form 10-Q for the three months ended March 31, 2011.

NOTE 7 – COMMON STOCK

On March 11, 2011, the Company signed an exclusive Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). The Company issued a warrant to Logic dated March 10, 2011 for the purchase of 1,300,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires March 10, 2016. The warrant was valued at $2,886,750 using the Black-Scholes-Merton option valuation model. The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights. (See Note 9).

During the three months ended March 31, 2011, the Company issued 451,250 restricted shares of common stock to seven consultants, employees and directors for services. The shares were valued at $2.85 per share and $724,063 was expensed as selling, general and administrative expense during the three months ended March 31, 2011. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 16, 2012 with regard to these stock issuances. Of these shares 200,000 have a 12 month vesting period and $0 was recognized as selling, general and administrative expense related to the shares that had not vested at March 31, 2011.

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

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

A summary of the warrants issued as of March 31, 2011 were as follows:

	March 31, 2011
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	-	$ -
Issued	1,571,932	$ 1.25
Exercised	-	$ -
Forfeited	-	$ -
Expired	-	$ -
Outstanding at end of period	1,571,932	$ 1.25
Exercisable at end of period	1,571,932

A summary of the status of the warrants outstanding as of March 31, 2011 is presented below:

	March 31, 2011
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exercisable	Price
1,300,000	5.00	$ 0.50	1,300,000
271,932	4.94	$ 4.85	271,932
1,571,932		$ 1.25	1,571,932	$ 1.25

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the three months ended March 31, 2011 were as follows:

Assumptions
Dividend yield	0%
Expected life	5
Expected volatility	369%
Risk free interest rate	2%

At March 31, 2011, vested warrants totaling 1,571,932 shares had an aggregate intrinsic value of $785,966.

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Years Ended March 31,	Total
2012	$ 2,916
2013	0
2014	0
2015	0
2016	0
Beyond	0
Total	$ 2,916

NOTE 9 – WARRANT DERIVATIVE LIABILITY

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

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

NOTE 10 – SEGMENT DISCLOSURES

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

The following table presents revenues, operating income (loss) and total assets by reportable segment for the three months ended March 31, 2011 and 2010:

(dollars in thousands)

Company	Services	Exploration	Total
Three Months Ended March 31, 2011
Revenues	$ 488	$ -	$ 488
(Loss) from operations	(65)	(3,797)	(3,862)
Total assets	606	627	1,233

Three Months Ended March 31, 2010
Revenues	$ 527	$ -	$ 527
(Loss) from operations	(21)	-	(21)
Total assets	561	-	561

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available, which is May 23, 2011.

Subsequent to March 31, 2011, the Company sold 254,388 shares of its restricted common stock at $2.85 per share or $725,000 and issued 254,388 warrants to purchase shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this report reflect the good-faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below as well as those discussed elsewhere in this report (including in Part II, Item 1A (Risk Factors)). Readers are urged not to place undue reliance on these forward-looking statements because they speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

Overview

On December 15, 2010, we entered into Agreement of Plan and Merger (“Seaglass Merger Agreement”) with Seaglass Holding Corp. (“Seaglass”). Seaglass owns certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.  The acquisition was structured as a triangular merger whereby Seaglass merged with Calypso Merger, Inc., a newly formed, wholly-owned subsidiary of the Company created solely for the purpose of facilitating the acquisition.  Seaglass became the surviving corporate entity as a wholly-owned subsidiary of the Company and Calypso Merger, Inc. was dissolved. In connection with the acquisition, the Company changed its corporate name to Colorado Rare Earths, Inc. (“CREE”, “Colorado Rare Earths” or the “Company”) in December 2010.

As part of the acquisition of Seaglass, we acquired rights to mineral claims on approximately 704 acres on, near, or adjacent to anomalous values of Rare Earth metals, including thorium, uranium, niobium and tantalum.

We have budgeted expenditures for the next twelve months of approximately $4,700,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described.  For further details see “Cash Requirements” below. CREE believes that it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of rare-earth elements and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves.

Our principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt and the exercise of warrants.  CREE plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  CREE believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since CREE’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that CREE will in fact be able to raise the additional capital as it is needed.

Our primary activity will be to proceed with the development of the Colorado rare-earth properties and other mining opportunities that may present themselves from time to time. The Company cannot guarantee that the rare-earth properties will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development company.

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

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010	$ Variance	% Variance

Advertising revenue	$ 488	$ 527	$ (39)	-7%
Cost of revenues	361	261	100	-38%
Gross margin	127	266	(139)	-52%
Operating expenses-
Selling, general and administrative expenses	3,984	280	3,704	-1323%
Depreciation expense	5	7	(2)	29%
Total operating expenses	3,989	287	3,702	-1290%
(Loss) from operations	(3,862)	(21)	(3,841)	-18290%
Other income (expense):
Interest income	-	-	-	0%
Interest expense	-	-	-	0%
Unrealized loss on warrant derivative liability	-	-	-	0%
Total other (loss) income	-	-	-	0%
(Loss) before income taxes	(3,862)	(21)	(3,841)	-18290%
Income tax expenses	-	(4)	4	0%
Net loss	$ (3,862)	$ (17)	$ (3,845)	-22618%

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS MARCH 31, 2010

Advertising Revenue

Advertising revenues for the three months ended March 31, 2011 decreased $39,000 to $488,000 as compared to $527,000 for the three months ended March 31, 2010. The decrease was due to the continued weaknesses in the economy and the general decline in non-Internet advertising revenues throughout the United States.

Cost of Sales

Cost of sales for the three months ended March 31, 2011 increased $100,000 to $361,000 as compared to $266,000 for the three months ended March31, 2010. The decrease was due to increased costs.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 increased $3,704,000 to $3,984,400 as compared to $280,000 for the three months ended March 31, 2010. During the three months ended March 31, 2011, we recorded 2,887,000 in stock-based compensation, primarily related to accounting for derivative liabilities. We acquired Seaglass on December 15, 2010.

Selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs.

Net Loss

Net loss for the three months ended March 31, 2011 was $3,862,000 as compared to a net loss of $17,000 for the three months ended March 31, 2010. We acquired Seaglass on December 15, 2010. The net loss for the three months ended March 31, 2011 included $3,616,000 of non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $423,000, accounts receivable of $433,000 and a working capital deficit of $2,327,000 (including $2,887,000 of warrant derivative liability) as of March 31, 2011.

With the acquisition of Seaglass, we expect that historic expenses, subject to raising additional capital, expenditures will ramp up for exploration and development.  We have budgeted expenditures for the next twelve months of approximately $4,700,000, depending on additional financing, for general and administrative expenses and exploration and development. We may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead depending on the availability of additional financing. In addition, we expect that we will need to raise additional funds if it decides to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if it must respond to unanticipated events that require it to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

If economic reserves of rare earth elements are proven, additional capital will be needed to actually develop and mine those reserves. Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete this project.

We have budgeted the following expenditures for the next twelve months of approximately $4,700,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.

Expenditures	$
General & administrative	$ 790,000
Future property acquisitions	250,000
Exploration costs	3,500,000
Property payments	160,000
Total	$ 4,700,000

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2011 was $28,000. This amount was primarily related to a net loss of $3,862 000, offset by depreciation and amortization and non-cash expenses of $3,616,000.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $5,000. This amount reflects purchase of fixed assets of $5,000.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $395,000. This amount was primarily related to the issuance of common stock of $395,000.

Our unaudited contractual cash obligations as of March 31, 2011 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$ 2,916	$ 2,916	$ 0	$ 0	$ 0
Capital lease obligations	0	0	0	0	0
Note payable	0	0	0	0	0
Mining expenditures	4,700,000	4,700,000	0	0	0
Acquisitions	0	0	0	0	0
	$ 4,702,916	$ 4,702,916	$ 0	$ 0	$ 0

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of March 31, 2011, the Company had no uninsured cash amounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have no investments in any market risk sensitive instruments either held for trading purposes or entered into for other than trading purposes.

ITEM 4. CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2011:

We did not have a Chief Financial Officer as of March 31, 2011.

We do not have an audit committee.  An audit committee with three independent directors would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to hire a Chief Financial Officer and form an audit committee during 2012.

(b)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected or is likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this prospectus before deciding to invest in shares of the Company’s Common Stock. The most significant risks and uncertainties known and identified by our management are described below; however, they are not the only risks that we face. If any of the following risks actually occurs, our business, financial condition, liquidity, results of operations and prospects for growth could be materially adversely affected, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should acquire shares of our Common Stock only if you can afford to lose your entire investment. We make various statements in this section that constitute “forward-looking statements”. See “Forward-Looking Statements” beginning on page 4 of this Form 10-Q.

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

During the year ended December 31, 2010 and the three months ended March 31, 2011, we had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2010 was approximately $3,799,000. The net loss for the year ended December 31, 2010 included approximately $3,764,000 of non-cash expenses. Net loss for the three months ended

March 31, 2011 was approximately $3,862,000. The net loss for the three months ended March 31, 2011 included approximately $3,616,000 of non-cash expenses.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2011, we had cash of $423,000 and accounts receivable of approximately $433,000.

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

Our audited financial statements for the year ended December 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We expect to start exploring our properties in the summer of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the State of Delaware in 1999 and reincorporated in Nevada in 2007, the Company just acquired our mineral properties with our acquisition of Seaglass in December 2010.  We have not earned any revenues from rare-earth elements as of the date of this Form 10-Q.

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

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  Although we conducted a due diligence investigation prior to entering into the acquisition of Seaglass, risk remains regarding any undisclosed or unknown liabilities associated with this project. The payment of such liabilities may have a material adverse effect on our financial position.

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

Governmental regulations impose material restrictions on mineral property exploration and development. Under state laws in Colorado, to engage in exploration will require permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. If we proceed to commence drilling operations on the mineral claims, we will incur additional regulatory compliance costs.

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

We plan to conduct our exploration on a seasonal basis, it is possible that snow or rain could restrict and delay work on the properties to a significant degree. Our properties are located in relatively remote locations, which create additional transportation and energy costs and challenges.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 23, 2011, there were 13.8 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Significant shares of common stock are held by our principal shareholders, other insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

As of May 23, 2011, the former large shareholders of Seaglass which we acquired on December 10, 2010 own or control 6.6 million shares as of the filing date or approximately 47.8% of the Company’s issued and outstanding common stock and 47.4% of our common stock on a fully diluted basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2011, we signed an exclusive Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). We issued a warrant to Logic dated March 10, 2011 for the purchase of 1,300,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires March 10, 2016. The warrant was valued at $2,886,750 using the Black-Scholes-Merton option valuation model. The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights. (See Note 8).

During the three months ended March 31, 2011, we issued 451,250 restricted shares of common stock to seven consultants, employees and directors for services. The shares were valued at $2.85 per share and $724,063 was expensed as selling, general and administrative expense during the three months ended March 31, 2011. The shares do not have registration rights. Of these shares 200,000 have a 12 month vesting period and $0 was recognized as selling, general and administrative expense related to the shares that had vested at March 31, 2011.

During the three months ended March 31, 2011, we signed Subscription Agreements with four Accredited investors for $425,002 and issued 149,124 shares of restricted common stock at $2.85 per share. The shares do not have registration rights. In addition, we issued warrants for 271,932 shares at $4.85 per share. The warrants expire by March 31, 2016 and do not have registration rights. The warrants may be called by us if it has registered the sale of the underlying shares with the SEC and a closing price of $7.25 or more for our common stock has been sustained for ten trading days. A notice filing under Regulation D was filed with the SEC on April 8, 2011 with regard to these stock issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description

10.1 Form of Subscription Agreement dated February 4, 2011 by and between Colorado Rare Earths, Inc. and New Investors. (1)

10.2 Not used.

10.3 Employment Agreement dated February 4, 2011 by and between Colorado Rare Earths, Inc. and Gregory Schifrin. (1) *

10.4 Common Stock Purchase Warrant dated March 10, 2011 by and between Colorado Rare Earths, Inc. and Logic International Consulting Group, LLC. (1)

10.5 Services Agreement dated March 11, 2011 by and between Colorado Rare Earths, Inc. and Logic International Consulting Group, LLC. (1)

_____________________________________

* Indicates management contract or compensatory plan

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colorado Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLORADO RARE EARTHS, INC.

Date: April 23, 2012	By:	/s/ Michael D. Parnell
Michael D. Parnell
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer (Principal Financial and Accounting Officer)