Form 10-Q/A
period 2011-06-30
U.S. RARE EARTHS, INC
filed 2012-04-24
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Common

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. o Yes    ☑ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     o Yes    ☑ No

As of August 19, 2011, the Company had 14,933,279 shares of common stock issued.

Explanatory Comment

This amended Quarterly Report on Form 10Q/A for the three months ended June 30, 2011 is being filed to correct the accounting for stock based compensation, warrant derivative liability and mineral properties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements

Consolidated Balance Sheets – June 30, 2011 and December 31, 2010	F-1

Consolidated Statements of operations – Three and Six Months ended June 30, 2011 and 2010	F-2

Consolidated Statements of Stockholders’ (Deficit) Equity	F-3

Consolidated Statements of Cash Flows – Six months ended June 30, 2011 and 2010	F-4

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash	$1,872,920	$61,574
Accounts receivable, less allowance for doubtful accounts
of $22,596 and $64,734, respectively	613,538	710,411
Other current receivables	1,633	51,730
Total current assets	2,488,091	823,715

PROPERTY AND EQUIPMENT

Property and equipment, net	55,792	49,807
Mineral properties	326,000	326,000
Total property and equipment	381,792	375,807
TOTAL ASSETS	$2,869,883	$1,199,522

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$457,873	$408,099
Accounts payable - related parties	374,150	-
Warrant derivative liability - related party	6,863,765	-

Total current liabilities	7,695,788	408,099

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued and
outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 14,451,434 and 12,300,000
shares issued and outstanding, respectively	145	123
Additional paid-in capital	9,280,537	4,109,847
Stock subscription receivable	(480,000)	-
Accumulated deficit	(13,626,587)	(3,318,547)
Total stockholders' (deficit) equity	(4,825,905)	791,423

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,869,883	$1,199,522

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES

Advertising revenue	$934,494	$1,000,575	$1,422,220	$1,527,189

Total revenue	934,494	1,000,575	1,422,220	1,527,189

Cost of revenues	622,327	623,109	983,244	883,570

Gross margin	312,167	377,466	438,976	643,619

OPERATING EXPENSES

Selling, general and administrative expenses	2,029,612	188,901	6,013,525	469,190
Depreciation expense	5,972	6,428	11,501	12,855
Exploration expense	745,507	-	745,507	-

Total operating expenses	2,781,091	195,329	6,770,533	482,045

(Loss) income from operations	(2,468,924)	182,137	(6,331,557)	161,574

OTHER INCOME (LOSS)

Interest income	347	619	531	774
Interest expense	-	(212)	-	(212)
Unrealized loss on warrant derivative liability	(3,977,015)	-	(3,977,015)	-

Total other (loss) income	(3,976,668)	407	(3,976,484)	562

(LOSS) INCOME BEFORE INCOME TAXES	(6,445,592)	182,544	(10,308,041)	162,136
INCOME TAX EXPENSE	-	39,154	-	35,294

Net (loss) income	$(6,445,592)	$143,390	$(10,308,041)	$126,842

PER SHARE DATA:

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.47)	$0.03	$(0.78)	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	13,817,265	5,000,000	13,220,782	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2010	12,300,000	$123	$4,109,847	$-	$(3,318,547)	$791,423

Common stock issued for services	1,097,250	11	1,058,927	-	1	1,058,939

Cancellation of common stock	(16,000)	-	-	-	-	-

Common stock issued for cash	1,070,184	11	3,049,989	(480,000)	-	2,570,000

Warrants issued for services	-	-	1,061,774	-	-	1,061,774

Net loss for the six months
ended June 30, 2011	-	-	-	-	(10,308,041)	(10,308,041)

Balance, June 30, 2011	14,451,434	$145	$9,280,537	$(480,000)	$(13,626,587)	$(4,825,905)

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES

Net (loss) profit	$(10,308,041)	$126,842
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used by Operating Activities:
Depreciation and amortization	11,501	12,855
Common stock and warrants issued for services	5,007,462	-
Change in derivative liability - related party	3,977,015	-
Changes in Operating Assets and Liabilities:
Accounts receivable	96,873	(250,594)
Income taxes payable	-	35,294
Other current assets	50,097	-
Accounts payable and accrued expenses	49,774	49,149
Accounts payable - related parties	50,000	-
Net cash used in operating activities	(1,065,319)	(26,454)

INVESTING ACTIVITIES
Purchase of fixed assets	(17,485)	-
Acquisition of mining property	324,150	-
Net cash used in investing activities	306,665	-

FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	2,570,000	-
Net cash provided by financing activities	2,570,000	-

INCREASE (DECREASE) IN CASH	1,811,346	(26,454)
CASH AT BEGINNING OF PERIOD	61,574	175,570

CASH AT END OF PERIOD	$1,872,920	$149,116

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$212
Income taxes	-	-

Non Cash Investing and Financing Activities:
Mineral properties acquired for accounts payable - related parties	$324,150	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

Liquidity and Going Concern

During the fiscal year ended December 31, 2010 and the six months ended June 30, 2011, the Company had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2010 was approximately $3,799,000. The net loss for the year ended December 31, 2010 included approximately $3,764,000 of non-cash expenses. Net loss for the six months ended

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

June 30, 2011 was approximately $10,308,000. The net loss for the six months ended June 30, 2011 included approximately $8,996,000 of non-cash expenses.

The Company’s current operating funds are less than necessary to complete all intended exploration of the property, and therefore it  need to obtain additional financing in order to complete our business plan. As of June 30, 2011 the Company had cash of approximately $1,873,000 and accounts receivable of approximately $614,000.

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

Unaudited Financial Statements

The accompanying unaudited financial statements of Colorado Rare Earths have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2011and 2010 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2011.

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

JUNE 30, 2011

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of June 30, 2011, the Company had no uninsured cash amounts.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2011, on a non-recurring basis:

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2011 Nonrecurring:	Level 1	Level 2	Level 3	Total Value
Warrant derivative liability	$ -	$ -	$ 6,863,765	$ 6,863,765
Total	$ -	$ -	$ 6,863,765	$ 6,863,765

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

The following tables set forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 instruments in the fair value hierarchy:

Three Months Ended
June 30, 2011
Warrant derivative liability
At December 31, 2010:	$-
Additions	(2,886,750)
Transfers to equity	-
Settlements	-
Change in fair value – unrealized loss	(3,977,015)
Total level 3 liabilities at June 30, 2011	$(6,863,765)
Unrealized loss included in earnings related to derivatives as of June 30, 2011	$(6,863,765)

Accounts Receivable

The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $22,596 and $64,734 as of June 30, 2011 and December 31, 2010, respectively.

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

JUNE 30, 2011

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

Long-Lived Assets

The Company’s review its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, it defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company had no deferred revenue as of June 30, 2011 and December 31 2010.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of June 30, 2011, the Company had warrants for the purchase of

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

2,620,184 common shares that were not included in the computation of loss per share at June 30, 2011 because they would have been anti-dilutive. As of December 31, 2010, the Company had no anti-dilutive securities.

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

JUNE 30, 2011

Two principals of Seaglass, Edward F. Cowle and H. Deworth Williams, were principal stockholders of CREE.   Because of the related nature of the parties to the transaction, the Company endeavored to conduct an independent investigation of Seaglass and its properties and research the merits and value of acquiring Seaglass.

The Company’s Chief Executive officer and director, Michael D. Parnell, oversaw the investigation and consulted with the Company’s other directors, officers, advisors and principal stockholders not related to Seaglass.  The Company researched information and documents related to the Seaglass properties and consulted with other persons familiar with the properties and the industry.  Following the review of all available information, the Company determined that the acquisition of Seaglass presented a unique opportunity for the Company.  The Company also believes that the acquisition was accomplished for a fair, negotiated consideration and the acquisition was in the best interest of our stockholders.

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

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable were $613,538 and $710,411, net of allowance, as of June 30, 2011 and December 31, 2010, respectively. The Company had three customers (32.0%, 15.4% and 10.3%) in excess of 10% of our consolidated revenues for the six months ended June 30, 2011. The Company had one customer (54.2%) with accounts receivable in excess of 10% as of June 30, 2011. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

Estimated
	Useful Lives	June 30, 2011	December 31, 2010

Office equipment	5 years	$ 257,923	$ 240,438
Mining and other equipment	5-7 years	-	-
Less: accumulated depreciation		(202,131)	(190,631)
		$ 55,792	$ 49,807

Depreciation expense for the six months ended June 30, 2011 and 2010 was $11,501 and $12,855 respectively.

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

JUNE 30, 2011

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

Other Related Party Transactions

Other related party transactions are disclosed in the Notes to Form 10-Q for the three months ended June 30, 2011.

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

On May 24, 2011, the Company signed a Financial Advisory Agreement (“McKim Agreement”) with McKim and Company LLC (“McKim”). The Company issued a warrant to McKim dated May 24, 2011 for the purchase of 250,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires May 24, 2016. The warrant was valued at $2.85 per share or $712,500 using the Black-Scholes-Merton option valuation model. The warrant contains certain piggyback registration rights.

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

During the three months ended June 30, 2011, the Company issued 630,000 restricted shares of common stock to seven consultants, employees and directors for services. The shares have a 12 month vesting period. The shares were valued at $2.85 per share The shares were valued at $2.85 per share and the vested shares $334,875 were expensed

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

as selling, general and administrative expense during the three months ended June 30, 2011. The shares do not have registration rights.

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

A summary of the warrants issued as of June 30, 2011 were as follows:

	June 30, 2011
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	-	$ -
Issued	2,690,184	$ 2.23
Exercised	(70,000)	$ (0.50)
Forfeited	-	$ -
Expired	-	$ -
Outstanding at end of period	2,620,184	$ 2.28
Exerciseable at end of period	2,620,184

A summary of the status of the warrants outstanding as of June 30, 2011 is presented below:

	June 30, 2011
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,550,000	4.71	$ 0.50	1,550,000
1,070,184	4.37	$ 4.85	1,070,184
2,620,184		$ 2.28	2,620,184	$ 2.28

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the six months ended June 30, 2011 were as follows:

Assumptions
Dividend yield	0%
Expected life	5
Expected volatility	369%
Risk free interest rate	2%

At June 30, 2011, vested warrants totaling 2,620,184 shares had an aggregate intrinsic value of $17,555,233.

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

JUNE 30, 2011

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

Years Ended June 30,	Total
2012	$ 2,916
2013	0
2014	0
2015	0
2016	0
Beyond	0
Total	$ 2,916

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

JUNE 30, 2011

prior stock history, prior issuances of stock, and expected capital requirements.  Probabilities were assigned to various scenarios in which the reset provisions would go into effect and weighted accordingly.

The total fair value of the warrants issued on March 10, 2011, amounting to $2,886,750 has been recognized as stock-based compensation and included within general and administrative expense in the accompanying income statement during the six months ended June 30, 2011. Additionally, the Company recorded a derivative liability of $2,886,750 on the date of issuance with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.  At June 30, 2011, the Company recorded a loss on the warrant derivative of  $3,977,015.

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

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The following table presents revenues, operating income (loss) and total assets by reportable segment for the three and six months ended June 30, 2011 and 2010:

(dollars in thousands)

	Advertising	Mineral
Company	Services	Exploration	Total
Three Months Ended June 30, 2011
Revenues	$ 934	$ -	$ 934
(Loss) from operations	(50)	(2,419)	(2,469)
Total assets	931	1,939	2,870

Three Months Ended June 30, 2010
Revenues	$ 1,001	$ -	$ 1,001
(Loss) from operations	182	-	182
Total assets	804	-	804

Six Months Ended June 30, 2011
Revenues	$ 1,422	$ -	$ 1,422
(Loss) from operations	(115)	(6,217)	(6,332)
Total assets	931	1,939	2,870

Six Months Ended June 30, 2010
Revenues	$ 1,527	$ -	$ 1,527
(Loss) from operations	162	-	162
Total assets	804	-	804

The following reconciles operating loss to net loss:

(dollars in thousands)	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2011	2010	2011	2010
(Loss) from operations	$ (2,469)	$ 182	$ (6,332)	$ 162
Other (loss) expense	(3,977)	-	(3,976)	-
(Loss) before income taxes	(6,446)	182	(10,308)	162
Income tax (benefit)	-	39	-	35
Net loss	$ (6,446)	$ 143	$ (10,308)	$ 127

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available, which is August 19, 2011.

Subsequent to June 30, 2011, the Company sold 386,845 shares of restricted common stock at $2.85 per share $1,102,508 and issued 386,845 warrants to purchase shares of common stock.

Subsequent to June 30, 2011, the Company collected $120,000 of the $480,000 outstanding stock subscription receivable.

COLORADO RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY CALYPSO MEDIA SERVICES GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Subsequent to June 30, 2011, the Company issued 70,000 shares of its common stock in exchange for the exercise of 70,000 warrants and received cash proceeds of $35,000 and 25,000 shares to employees for services.

On July 18, 2011, the Company entered into an Agreement of Plan and Merger (“USRE Merger Agreement”) to acquire U.S. Rare Earths, Inc. (“USRE Delaware or U.S. Rare Earths”), a Delaware corporation. In connection with the acquisition, the Company expects to change its corporate name to U.S. Rare Earths. As part of the acquisition of USRE Delaware, the Company acquired rights to mineral claims on approximately 704 acres on, near, or adjacent to anomalous values of rare-earth elements, including thorium, uranium, niobium and tantalum.

Pursuant to the terms of the USRE Merger Agreement, USRE’s Delaware’s stockholders will exchange 100% of their outstanding common stock for 5,000,000 unregistered shares of the Company’s common stock As part of the acquisition price, the Company is expected to assume a note payable in the amount of $1,418,719 and certain other accounts payable totaling $16,817.

The USRE Merger Agreement anticipates the Company will name up to two new directors to the Company’s Board of Directors, to be designated by U.S. Rare Earths at closing. The USRE Merger Agreement is subject to completion of due diligence and certain other usual conditions. The Company expects the transaction to close by September 1, 2011.

Two principals of USRE Delaware, Edward F. Cowle and H. Deworth Williams, were principal stockholders of CREE and Mr. Cowle was a director of CREE.   Because of the related nature of the parties to the transaction, we expect to conduct an independent investigation of USRE Delaware and its properties and research the merits and value of acquiring USRE Delaware.

The Company’s Chief Executive officer and director, Michael D. Parnell, will oversee the investigation and consulted with our other directors, officers, advisors and principal stockholders not related to USRE Delaware.  The company will research information and documents related to the USRE Delaware properties and will consult with other persons familiar with the properties and the industry.

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

On July 18, 2011, the Company entered into an Agreement of Plan and Merger (“USRE Merger Agreement”) to acquire U.S. Rare Earths, Inc. (“USRE Delaware or U.S. Rare Earths”), a Delaware corporation. In connection with the acquisition, the Company expects to change its corporate name to U.S. Rare Earths. As part of the acquisition of USRE Delaware, the Company acquired rights to mineral claims on approximately 704 acres on, near, or adjacent to anomalous values of rare-earth elements, including thorium, uranium, niobium and tantalum.

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

(dollars in thousands)

	Three Months Ended June 30,
	2011	2010	$ Variance	% Variance

Advertising revenue	$ 934	$ 1,001	$ (67)	-7%
Cost of revenues	622	624	(2)	0.3%
Gross margin	312	377	(65)	-17%
Operating expenses-
Selling, general and administrative expenses	2,029	189	1,840	-974%
Exploration expense	746	-	746	-100%
Depreciation expense	6	6	-	0%
Total operating expenses	2,781	195	2,586	-1326%
(Loss) income from operations	(2,469)	182	(2,651)	-1457%
Other income (expense):
Interest income	-	-	-	0%
Interest expense	-	-	-	0%
Unrealized loss on warrant derivative liability	(3,977)	-	(3,977)	-100%
Total other (loss) income	(3,977)	-	(3,977)	0%
(Loss) income before income taxes	(6,446)	182	(6,628)	-3642%
Income tax expense	-	39	(39)	100%
Net (loss) income	$ (6,446)	$ 143	$ (6,589)	-4608%

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS JUNE 30, 2010

Advertising Revenue

Advertising revenues for the three months ended June 30, 2011 decreased $67,000 to $934,000 as compared to $1,001,000 for the three months ended June 30, 2010. The decrease was due to the continued weaknesses in the economy and the general decline in non-Internet advertising revenues throughout the United States.

Cost of Sales

Cost of sales for the three months ended June 30, 2011 decreased $2,000 to $622,000 as compared to $624,000 for the three months ended June 30, 2010. The decrease was due to reduced sales.

Expenses

Selling, general and administrative expenses for the three months ended June 30, 2011 increased $1,840,000 to $2,029,000 as compared to $189,000 for the three months ended June 30, 2010. During the three months ended June 30, 2011, we recorded $2,120,000, primarily related to accounting for stock based compensation. Exploration expenses for the three months ended June 30, 2011 increased $746,000 to $746,000 as compared to $0 for the three months ended June 30, 2010. The expenses reflect the acquisition of Seaglass on December 15, 2011 and the recording of $746,000 in exploration expense during the three months ended June 30, 2011.

Selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the three months ended June 30, 2011 and 2010 consisted of permits, drilling and other exploration expenses.

Net (Loss) Income

Net loss for the three months ended June 30, 2011 was $6,446,000 as compared to net income of $143,000 for the three months ended June 30, 2010. We acquired Seaglass on December 15, 2010. The net loss for the three months ended June 30, 2011 included $5,680,000 of non-cash expenses.

	Six Months Ended June 30,
	2011	2010	$ Variance	% Variance

Advertising revenue	$ 1,422	$ 1,527	$ (105)	-7%
Cost of revenues	983	883	100	-11%
Gross margin	439	644	(205)	-32%
Operating expenses-
Selling, general and administrative expenses	6,014	469	5,545	-1182%
Exploration expense	745	-	745	-100%
Depreciation expense	12	12	-	0%
Total operating expenses	6,771	481	6,290	-1308%
(Loss) income from operations	(6,332)	163	(6,495)	-3985%
Other income (expense):
Interest income	1	1	-	0%
Interest expense	-	(1)	1	100%
Unrealized loss on warrant derivative liability	(3,977)	-	(3,977)	0%
Total other (loss) income	(3,976)	-	(3,976)	0%
(Loss) income before income taxes	(10,308)	163	(10,471)	-6424%
Income tax expense	-	35	(35)	0%
Net (loss) income	$ (10,308)	$ 128	$ (10,436)	-8153%

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS JUNE 30, 2010

Advertising Revenue

Advertising revenues for the six months ended June 30, 2011 decreased $105,000 to $1,422,000 as compared to $1,527,000 for the six months ended June 30, 2010. The decrease was due to the continued weaknesses in the economy and the general decline in non-Internet advertising revenues throughout the United States.

Cost of Sales

Cost of sales for the six months ended June 30, 2011 increased $100,000 to $983,000 as compared to $883,000 for the six months ended June 30, 2010. The increase was due to increased expenses.

Expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 increased $5,545,000 to $6,014,000 as compared to $469,000 for the six months ended June 30, 2010. During the six months ended June 30, 2011, we recorded $5,007,000 in stock-based compensation. Exploration expenses for the six months ended June 30, 2011 increased $745,000 to $745,000 as compared to $0 for the six months ended June 30, 2010. The expenses reflect the acquisition of Seaglass on December 15, 2011 and the recording of $745,000 in exploration expense during the six months ended June 30, 2011.

Selling, general and administrative expenses for the six months ended June 30, 2011 and 2010 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the six months ended June 30, 2011 and 2010 consisted of permits, drilling and other exploration expenses.

Net (Loss) Income

Net loss for the six months ended June 30, 2011 was $10,308,000 as compared to net income of $128,000 for the six months ended June 30, 2010. We acquired Seaglass on December 15, 2010. The net loss for the six months ended June 30, 2011 included $8,996,000 of non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,873,000, accounts receivable of $614,000 and a working capital deficit of $5,208,000 (including $6,864,000 of warrant derivative liability) as of June 30, 2011.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 was $1,065,000. This amount was primarily related to a net loss of $10,308,000, offset by depreciation and amortization and non-cash expenses of $8,996,000. The net loss reflects the acquisition of Seaglass on December 15, 2011 and the recording of $746,000 in exploration expense during the six months ended June 30, 2011.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2011 was $307,000. This amount primarily reflects the reduction in acquisition of mining property of $324,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $2,570,000. This amount was primarily related to the issuance of common stock of $2,570,000.

Our unaudited contractual cash obligations as of June 30, 2011 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,916	$2,916	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	0	0	0	0	0
Mining expenditures	4,700,000	4,700,000	0	0	0
Acquisitions	0	0	0	0	0
	$4,702,916	$4,702,916	$0	$0	$0

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of June 30, 2011, we had no uninsured cash amounts.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2011:

We did not have a Chief Financial Officer as of June 30, 2011.

We do not have an audit committee.  An audit committee with three independent directors would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to hire a Chief Financial Officer and form an audit committee during 2012.

(b)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected or is likely to materially affect our internal control over financial reporting.

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

During the year ended December 31, 2010 and the six months ended June 30, 2011, we had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2010 was approximately $3,799,000. The net loss for the year ended December 31, 2010 included approximately $3,764,000 of non-cash expenses. Net loss for the six months ended June 30, 2011 was approximately $10,308,000. The net loss for the six months ended June 30, 2011 included approximately $8,996,000 of non-cash expenses.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2011, we had cash of $1,873,000 and accounts receivable of approximately $614,000.

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

We expect to start exploring our properties in the summer of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the State of Delaware in 1999 and reincorporated in Nevada in 2007, we just acquired our mineral properties with our acquisition of Seaglass in December 2010.  We have not earned any revenues from rare-earth elements as of the date of this Form 10-Q.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of August 19, 2011, there were 14.9 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Significant shares of common stock are held by our principal shareholders, other insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

As of August 19, 2011, the former large shareholders of Seaglass which we acquired on December 10, 2010 own or control 6.6 million shares as of the filing date or approximately 45.7% of the Company’s issued and outstanding common stock and 38.7% of our common stock on a fully diluted basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 24, 2011, we signed a Financial Advisory Agreement (“McKim Agreement”) with McKim and Company LLC (“McKim”). We issued a warrant to McKim dated May 24, 2011 for the purchase of 250,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires May 24, 2016. The warrant was valued at $2.85 per share or $712,500 using the Black-Scholes-Merton option valuation model. The warrant contains certain piggyback registration rights.

On May 24, 2011, we signed an Agreement for Service (“P-Con Agreement”) with P-Con Consulting, Inc. (“P-Con”). We issued a warrant to purchase 70,000 shares of common stock as consideration for services. The warrant price was $0.50 per share and it expires May 25, 2016. The warrant was valued at $2.85 per share or $199,500 using the Black-Scholes-Merton option valuation model. The warrant contains certain piggyback registration rights.

During the three months ended June 30, 2011, we issued 630,000 restricted shares of common stock to seven consultants, employees and directors for services. The shares have a 12 month vesting period. The shares were valued at $2.85 per share The shares were valued at $2.85 per share and the vested shares $326,875 were expensed as selling, general and administrative expense during the three months ended September 30, 2011. The shares do not have registration rights.

During the three months ended June 30, 2011, we signed Subscription Agreements with twenty three Accredited investors for $2,625,021 and issued 921,060 shares of restricted common stock at $2.85 per share. The shares do not have registration rights. In addition, we issued warrants for 798,252 shares at $4.85 per share. The warrants expire by June 30, 2016 and do not have registration rights. The warrants may be called by us if it has registered the sale of the underlying shares with the SEC and a closing price of $7.25 or more for our common stock has been sustained for ten trading days.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description

10.1 Not used.

10.2 Form of Common Stock Purchase Warrant dated June 1, 2011 by and between Colorado Rare Earths, Inc. and New Investors (1)

10.3 Not used.

10.4 Not used.

10.5 Not used.

10.6 Financial Advisory Agreement dated May 24, 2011 by and between Colorado Rare Earths, Inc. and McKim and Company LLC. (1)

10.7 Common Stock Purchase Warrant dated May 24, 2011 by and between Colorado Rare Earths, Inc. and James Cahill. (1)

10.8 Agreement for Service dated May 25, 2011 by and between Colorado Rare Earths, Inc. and P-Con Consulting, Inc. (1)

10.9 Common Stock Purchase Warrant dated May 25, 2011 by and between Colorado Rare Earths, Inc. and P-Con Consulting, Inc. (1)

_____________________________________

 (1) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colorado Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLORADO RARE EARTHS, INC.

Date: April 24, 2012	By:	/s/ Michael D. Parnell
Michael D. Parnell
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer ( Principal Financial and Accounting Officer)