Form 10-Q/A
period 2011-09-30
U.S. RARE EARTHS, INC
filed 2012-04-25
CIK 1098881

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     o Yes    ☑ No

As of November 18, 2011, the Company had 19,808,717 shares of common stock issued.

Explanatory Comment

On April 25, 2012, U.S. Rare Earths, Inc. (the “Company”) filed Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended September 30, 2011 to restate the Form 10-Q for the period ended September 30, 2011 that was originally filed on November 21, 2011. Amendment No. 1 (i) increased the net loss by approximately $20,093,000, with $15,528,000 related to the impairment of the U.S. Rare Earths, Inc. acquisition, $2,503,000 increase in unrealized loss on warrant derivative liability and $2,138,000 increase in accrued compensation- officers; (ii) $9,352,000 was reclassified from long term liabilities related to warrant derivative liability- related party; and (iii) $28,250,000 was reclassified from mineral properties, with a corresponding reduction in additional paid in capital. In addition, Amendment No. 1 was an update to the Form 10-Q that was filed on November 21, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements

Consolidated Balance Sheets – September 30, 2011 and December 31, 2010	F-1
Consolidated Statements of Operations – Three and Nine Months ended September 30, 2011 and 2010	F-2

Consolidated Statements of Stockholders’ (Deficit) Equity	F-3

Consolidated Statements of Cash Flows – Nine months ended September 30, 2011 and 2010	F-4

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

 (FORMERLY COLORADO RARE EARTHS, INC.)

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash	$1,415,377	$61,574
Accounts receivable, less allowance for doubtful accounts
of $22,596 and $64,734, respectively	687,211	710,411
Other current assets	1,633	51,730
Total current assets	2,104,221	823,715
PROPERTY AND EQUIPMENT
Property and equipment, net	112,388	49,807
Mineral properties	326,000	326,000
Total property and equipment	438,388	375,807
TOTAL ASSETS	$2,542,609	$1,199,522

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$287,951	$408,099
Accounts payable and accrued expenses-related party	174,150	-
Accrued compensation-officers	3,137,500	-
Current installments of long term debt – related party (net of
discount of $51,313 and zero)	272,174	-
Warrant derivative liability - related party	9,351,876	-
Total current liabilities	13,223,651	408,099
LONG-TERM DEBT
Note payable-related party (net of discount of $94,463 and zero)	500,769	-
Total liabilities	13,724,420	408,099
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued and
outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 19,808,717 and 12,300,000
shares issued and outstanding, respectively	198	123
Additional paid-in capital	24,878,837	4,109,847
Stock subscription receivable	(10,000)	-
Accumulated deficit	(36,050,846)	(3,318,547)
Total stockholders' (deficit) equity	(11,181,811)	791,423
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,542,609	$1,199,522

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES

Advertising revenue	$864,053	$1,070,307	$2,286,273	$2,597,496
Total revenue	864,053	1,070,307	2,286,273	2,597,496

Cost of revenues	429,535	828,817	1,412,779	1,712,387

Gross margin	434,518	241,490	873,494	885,109

OPERATING EXPENSES

Selling, general and administrative expenses	4,484,183	278,311	10,497,708	747,501
Exploration expense	347,043	-	1,092,550	-
Depreciation expense	7,889	6,428	19,390	19,283
Impairment expense	15,528,218	-	15,528,218	-
Total operating expenses	20,367,333	284,739	27,137,866	766,784

(Loss) income from operations	(19,932,815)	(43,249)	(26,264,372)	118,325

OTHER INCOME (LOSS)

Interest income	757	205	1,288	979
Interest expense	(4,090)	-	(4,090)	(212)
Unrealized loss on warrant derivative liability	(2,488,111)	-	(6,465,126)	-
Total other (loss) income	(2,491,444)	205	(6,467,928)	767

(LOSS) INCOME BEFORE INCOME TAXES	(22,424,259)	(43,044)	(32,732,300)	119,092
INCOME TAX (BENEFIT) EXPENSE	-	(24,802)	-	10,492
Net (loss) income	$(22,424,259)	$(18,242)	$(32,732,300)	$108,600

PER SHARE DATA:

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(1.19)	$(0.00)	$(2.17)	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	18,785,664	5,000,000	15,096,127	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2010	12,300,000	$123	$4,109,847	$-	$(3,318,547)	$791,423

Common stock issued for services	1,122,250	11	1,774,556	-	1	1,774,568

Cancellation of common stock	(16,000)	-	-	-	-	-

Common stock issued for cash	1,332,467	13	3,797,485	(10,000)	-	3,787,498

Warrants issued for services	-	-	912,000	-	-	912,000

Common shares issued in acquisition of
subsidiary	5,000,000	50	14,249,950	-	-	14,250,000

Common shares issued upon exercise
of warrants	70,000	1	34,999	-	-	35,000

Net loss for the nine months
ended September 30, 2011	-	-	-	-	(32,732,300)	(32,732,300)

Balance, September 30, 2011	19,808,717	$198	$24,878,837	$(10,000)	$(36,050,846)	$(11,181,811)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(32,732,300)	$108,600
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used by Operating Activities:
Depreciation and amortization	19,390	19,283
Common stock and warrants issued for services	5,573,317	-
Debt discount amortization	4,090	-
Change in derivative liability - related party	6,465,126	-
Accrued compensation-officers	2,137,500	-
Impairment expense	15,528,218	-
Changes in Operating Assets and Liabilities:
Accounts receivable	23,200	(246,553)
Prepaid expenses	-	(50,000)
Deferred income taxes	-	10,492
Other current assets	50,097	-
Accounts payable and accrued expenses	(132,196)	9,988
Accrued compensation-officers	1,000,000	-
Net cash (used in) provided by operating activities	(2,063,558)	21,810

INVESTING ACTIVITIES
Purchase of fixed assets	(81,971)	-
Cash received in acquisition of subsidiary	2,682	-
Acquisition of mining property	174,150	-
Net cash provided by investing activities	94,861	-

FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	3,787,500	-
Repayment of note payable- related party	(500,000)	-
Cash received on exercise of warrants	35,000	-
Net cash provided by financing activities	3,322,500	-

INCREASE IN CASH	1,353,803	21,810
CASH AT BEGINNING OF PERIOD	61,574	175,570
CASH AT END OF PERIOD	$1,415,377	$197,380

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$212
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

address is located at www.usrareearths.com. The information on our website is not incorporated as a part of this Form 10-K.

Liquidity and Going Concern

During the fiscal year ended December 31, 2010 and the nine months ended September 30, 2011, the Company had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2010 was approximately $3,799,000. The net loss for the year ended December 31, 2010 included approximately $3,764,000 of non-cash expenses. Net loss for the nine months ended September 30, 2011 was approximately $32,732,000. The net loss for the nine months ended September 30, 2011 included approximately $29,728,000 of non-cash expenses.

The Company’s current operating funds are less than necessary to complete all intended exploration of the property, and therefore it  need to obtain additional financing in order to complete our business plan. As of September 30, 2011 the Company had cash of approximately $1,415,000 and accounts receivable of approximately $687,000.

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

Unaudited Financial Statements

The accompanying unaudited financial statements of Colorado Rare Earths have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended September 30, 2011and 2010 are unaudited and include all adjustments necessary to a fair statement of the results of operations

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2011.

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of September 30, 2011, the Company had no uninsured cash amounts.

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

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2011, on a non-recurring basis:

Assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2011 Nonrecurring:	Level 1	Level 2	Level 3	Total Value
Warrant derivative liability	$ -	$ -	$ 9,351,876	$ 9,351,876
Total	$ -	$ -	$ 9,351,876	$ 9,351,876

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

The following tables set forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 instruments in the fair value hierarchy:

Nine Months Ended
September 30, 2011
Warrant derivative liability
At December 31, 2010:	$-
Additions	(2,886,750)
Transfers to equity	-
Settlements	-
Change in fair value – unrealized loss	(6,465,126)
Total level 3 liabilities at September 30, 2011	$(9,351,876)
Unrealized loss included in earnings related to derivatives as of September 30, 2011	$(9,351,876)

Accounts Receivable

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $22,596 and $64,734 as of September 30, 2011 and December 31, 2010, respectively.

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

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of September 30, 2011, the Company recorded an impairment of $15,678,084 related to the acquisition of U.S. Rare Earths. As of December 31, 2010, the Company recorded an impairment of $2,624,000 related to the acquisition of Seaglass.

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, it defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company had no deferred revenue as of September 30, 2011 and December 31 2010.

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

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of September 30, 2011, the Company had warrants for the purchase of 3,054,398 common shares that were not included in the computation of loss per share at September 30, 2011 because they would have been anti-dilutive. As of December 31, 2010, the Company had no anti-dilutive securities.

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

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

U.S. Rare Earths, Inc. Acquisition

On July 18, 2011, the Company entered into an Agreement of Plan and Merger (“USRE Merger Agreement”) to acquire U.S. Rare Earths, Inc., a Delaware corporation (“USRE-Delaware”), and the acquisition closed on August 22, 2011. In connection with the acquisition, the Company changed its corporate name to U.S. Rare Earths. As part of the acquisition of USRE-Delaware, the Company acquired rights to mineral claims on approximately 704 acres on, near, or adjacent to anomalous values of rare-earth elements, including thorium, uranium, niobium and tantalum.

Pursuant to the terms of the USRE Merger Agreement, USRE-Delaware’s stockholders exchanged 100% of their outstanding common stock for 5,000,000 unregistered shares of the Company’s common stock valued at $2.85 per share.   As part of the acquisition price, the Company also assumed a note payable in the amount of $1,418,719 and certain other accounts payable totaling $16,817.  At closing, the Company paid $500,000 related to the notes payable. The acquisition resulted in a change in control.

The Company has not been able to obtain a valuation of the properties. The Company recorded mining property from the purchase of USRE-Delaware because the purchase price was in excess of the fair value of assets acquired and liabilities assumed.  The table below details the calculation of mining property.  On December 31, 2011, the Company evaluated the carrying value of the goodwill held on its books for the acquisition of USRE-Delaware and determined, due to a lack of operating history for USRE-Delaware, the lack of a valuation and the uncertainty of the future cash flow to be received from its operations, to impair the value of the mining property to $0.  This resulted in an impairment expense of $15,678,084 for the nine months ended September 30, 2011.

The assets and liabilities of USRE as of the acquisition date were recorded at the following fair value:

Purchase price-
Common stock	$ 14,327,318
Notes payable	1,418,719
Accounts payable	16,817
Deficit	(82,088)
Cash received	(2,682)
Mineral properties	15,678,084
Impairment	(15,678,084)

Mineral properties as of 9/30/11	$ -

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The results of operations of USRE-Delaware were included in the Consolidated Statements of Operations for the period August 22, 2011 to September 30, 2011.

The pro-forma financial data for the acquisition for the nine months ended September 30, 2011, were as follows:

	Nine Months Ended September 30, 2011	Pre-Acquisition Operations of US Rare Earths, Inc. January 1, 2011 - August 21, 2011	Pro Forma Year Ended September 30, 2011

Revenue	$2,286,273	$-	$2,286,273
Net loss	(32,732,300)	(72,548)	(32,804,848)
Net loss per common share	-		(2.17)

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable were $687,211 and $710,411, net of allowance, as of September 30, 2011 and December 31, 2010, respectively. The Company had two customers (30.7% and 15.1%) in excess of 10% of our consolidated revenues for the nine months ended September 30, 2011. The Company had two customers (41.4% and 11.9%) with accounts receivable in excess of 10% as of September 30, 2011. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

Estimated
	Useful Lives	September 30, 2011	December 31, 2010

Office equipment	5 years	$ 322,409	$ 240,438
Mining and other equipment	5-7 years	-	-
Less: accumulated depreciation		(210,021)	(190,631)
		$ 112,388	$ 49,807

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $19,390 and $19,283 respectively.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Other Related Party Transactions

Other related party transactions are disclosed in the Notes to Form 10-Q for the three months ended September 30, 2011.

The Company recorded $88,099 in accounts payable related to the acquisition of USRE-Delaware, including two current directors, who were directors of USRE-Delaware).

NOTE 7 – COMMON STOCK

On March 11, 2011, the Company signed an exclusive Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). The Company issued a warrant to Logic dated March 10, 2011 for the purchase of 1,300,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires March 10, 2016. The warrant was valued at $2,886,750using the Black-Scholes-Merton option valuation model. The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights. (See Note 8).

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

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

During the three months ended June 30, 2011, the Company issued 630,000 restricted shares of common stock to seven consultants, employees and directors for services. The shares have a 12 month vesting period. The shares were valued at $2.85 per share The shares were valued at $2.85 per share and the vested shares $334,876 were expensed as selling, general and administrative expense during the three months ended September 30, 2011. The shares do not have registration rights.

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

On August 15, 2011, P-Con Consulting, Inc. (P-Con”) exercised a warrant granted by the Company on May 24, 2011 for the purchase of 70,000 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model. The warrant contained certain piggyback registration rights. The warrant was exercised during the nine months ended September 30, 2011 for total proceeds of $35,000.

On August 22, 2011, the Company issued 5,000,000 shares to acquire USRE-Delaware (see Note 3).  The shares were valued at $14,250,000 or $2.85 per share.

During the three months ended September 30, 2011, the Company issued 25,000 restricted shares of common stock to five consultants, employees and directors for services. The shares were valued at $2.85 per share and $71,250 was expensed as selling, general and administrative expense during the three months ended September 30, 2011. The shares do not have registration rights.

During the nine months ended September 30, 2011, the Company recognized $644,379 as selling, general and administrative expense related to shares that had vested.

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

The Company cancelled 296,410 of unpaid stock subscriptions in the amount of $480,000 that had been issued to employees during the nine months ended September 30, 2011.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Except as disclosed, all of the above private placements of our securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933.

A summary of the warrants issued as of September 30, 2011 were as follows:

	September 30, 2011
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	-	$ -
Issued	3,124,398	$ 2.59
Exercised	(70,000)	$ (0.50)
Forfeited	-	$ -
Expired	-	$ -
Outstanding at end of period	3,054,398	$ 2.64
Exerciseable at end of period	3,054,398

A summary of the status of the warrants outstanding as of September 30, 2011 is presented below:

	September 30, 2011
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,550,000	4.51	$ 0.50	1,550,000
1,504,398	4.41	$ 4.85	1,504,398
3,054,398		$ 2.64	3,054,398	$ 2.64

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the nine months ended September 30, 2011 were as follows:

Assumptions
Dividend yield	0%
Expected life	5
Expected volatility	369%
Risk free interest rate	2%

At September 30, 2011, vested warrants totaling 3,054,398 shares had an aggregate intrinsic value of $20,708,818.

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Parnell Agreement Addendum”).  The Parnell Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Parnell’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Parnell in year four and five, provided Mr. Parnell is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of September 30, 2011, the Company has accrued $500,000 and $712,500 or $1,212,500 as Accrued compensation – officers, in the accompanying balance sheet.

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

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Hoff Agreement Addendum”).  The Hoff Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Hoff’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Hoff in year four and five, provided Mr. Hoff is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of September 30, 2011, the Company has accrued $500,000 and $712,500 or $1,212,500 as Accrued compensation – officers, in the accompanying balance sheet.

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

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Schifrin Agreement Addendum”).  The Schifrin Agreement Addendum extended the term by two years to five years from

December 10, 2010. Mr. Schifrin’s salary was $96,000 in year one, and is to be negotiated in years 2 through 5. The Company also agreed to issue 125,000 shares per year to Mr. Schifrin, provided Mr. Schifrin is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of September 30, 2011, the Company has accrued $712,500 as Accrued compensation – officers, in the accompanying balance sheet.

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

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2012	$ 2,916
2013	0
2014	0
2015	0
2016	0
Beyond	0
Total	$ 2,916

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

The total fair value of the warrants issued on March 10, 2011, amounting to $2,886,750 has been recognized as stock-based compensation and included within general and administrative expense in the accompanying income statement during the nine months ended September 30, 2011. Additionally, the Company recorded a derivative liability of $6,465,126 on the date of issuance with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only assets or liabilities measured at fair value on a recurring basis are its derivative liabilities associated with the above warrants.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The Company has two principal operating and reportable segments, which are (1) the corporate operations which offer a full line of advertising services to manufacturers, distributors and dealers across the United States and Canada; and (2) the acquisition and exploration of mineral properties. These operating segments were determined based on the nature of the products and services offered. The Company operates solely in the United States.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The following table presents revenues, operating income (loss) and total assets by reportable segment for the three and nine months ended September 30, 2011 and 2010:

(dollars in thousands)

	Advertising	Mineral
Company	Services	Exploration	Total
Three Months Ended September 30, 2011
Revenues	$ 864	$ -	$ 864
(Loss) from operations	(741)	(19,192)	(19,933)
Total assets	842	1,701	2,543

Three Months Ended September 30, 2010
Revenues	$ 1,070	$ -	$ 1,070
(Loss) from operations	(43)	-	(43)
Total assets	892	-	892

Nine Months Ended September 30, 2011
Revenues	$ 2,286	$ -	$ 2,286
(Loss) from operations	(856)	(25,409)	(26,265)
Total assets	842	1,701	2,543

Nine Months Ended September 30, 2010
Revenues	$ 2,597	$ -	$ 2,597
Income from operations	118	-	118
Total assets	892	-	892

The following reconciles operating loss to net loss:

(dollars in thousands)	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2011	2010	2011	2010
(Loss) income from operations	$ (19,933)	$ (43)	$ (26,265)	$ 118
Other (loss) income	(2,491)	-	(6,468)	1
(Loss) income before income taxes	(22,424)	(43)	(32,733)	119
Income tax (benefit)	-	(25)	-	10
Net (loss) income	$ (22,424)	$ (18)	$ (32,733)	$ 109

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available..

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATINS

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

We are a mineral exploration, mining and claims acquisition company based in Lonoke, Arkansas. Formerly Colorado Rare Earths, Inc., the Company holds over 12,000 acres of mining claims for rare-earth elements in Colorado, Idaho and Montana.  In Colorado, these claims include the Powderhorn Property in Gunnison County, and Wet Mountain Property in Fremont and Custer Counties. Additional claims include the Lemhi Pass Property in Lemhi County, Idaho and Beaverhead County, Montana; Diamond Creek and North Fork Properties in Lemhi County, Idaho and the Sheep Creek Property in Ravalli County, Montana.

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

(dollars in thousands)

	Three Months Ended September 30,
	2011	2010	$ Variance	% Variance

Advertising revenue	$ 864	$ 1,070	$ (206)	-19%
Cost of revenues	430	829	(399)	48.1%
Gross margin	434	241	193	80%
Operating expenses-
Selling, general and administrative expenses	4,484	278	4,206	-1513%
Exploration expense	347	-	347	-100%
Depreciation expense	8	6	2	-33%
Impairment expense	15,528	-	15,528	-100%
Total operating expenses	20,367	284	20,083	-7071%
(Loss) from operations	(19,933)	(43)	(19,890)	-46256%
Other income (expense):
Interest income	1	-	1	100%
Interest expense	(4)	-	(4)	-100%
Unrealized loss on warrant derivative liability	(2,488)	-	(2,488)	-100%
Total other (loss) income	(2,491)	-	(2,491)	-100%
(Loss) before income taxes	(22,424)	(43)	(22,381)	-52049%
Income tax expense	-	(25)	25	-100%
Net (loss)	$ (22,424)	$ (18)	$ (22,406)	-124478%

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS SEPTEMBER 30, 2010

Advertising Revenue

Advertising revenues for the three months ended September 30, 2011 decreased $206,000 to $864,000 as compared to $1,070,000 for the three months ended September 30, 2010. The decrease was due to the continued weaknesses in the economy and the general decline in non-Internet advertising revenues throughout the United States.

Cost of Sales

Cost of sales for the three months ended September 30, 2011 decreased $399,000 to $430,000 as compared to $829,000 for the three months ended September 30, 2010. The decrease was due to reduced sales and costs.

Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 increased $4,026,000 to $4,484,000 as compared to $278,000 for the three months ended September 30, 2010. During the three months ended September 30, 2011, we recorded $566,000 in stock-based compensation, primarily related to accounting for stock based compensation. Exploration expenses for the three months ended September 30, 2011 increased $347,000 to $347,000 as compared to $0 for the three months ended September 30, 2010. During the three months ended September 30, 2011, we recorded an impairment loss of $15,528,000 related to the acquisition of USRE.

Selling, general and administrative expenses for the three months ended September 30, 2011 and 2010 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the three months ended September 30, 2011 and 2010 consisted of permits, drilling and other exploration expenses.

Net (Loss)

Net loss for the three months ended September 30, 2011 was $22,424,000 as compared to $18,000 for the three months ended September 30, 2010. We acquired USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the three months ended September 30, 2011 included $20,732,000 in non-cash expenses, including a $2,488,000 unrealized loss on warrant derivative liability.

On September 30, 2011, we evaluated the carrying value of the goodwill held on its books for the acquisition of USRE-Delaware and determined, due to a lack of operating history for USRE-Delaware, the lack of a valuation and the uncertainty of the future cash flow to be received from its operations decided to impair the value of the mining property to $0.  This resulted in an impairment expense of $15,678,000 for the nine months ended September 30, 2011.

	Nine Months Ended September 30,
	2011	2010	$ Variance	% Variance

Advertising revenue	$ 2,286	$ 2,597	$ (311)	-12%
Cost of revenues	1,413	1,712	(299)	17.5%
Gross margin	873	885	(12)	-1%
Operating expenses-
Selling, general and administrative expenses	10,497	748	9,749	-1303%
Exploration expense	1,093	-	1,093	-100%
Depreciation expense	19	19	-	0%
Impairment expense	15,528	-	15,528	-100%
Total operating expenses	27,137	767	26,370	-3438%
(Loss) income from operations	(26,264)	118	(26,382)	-22358%
Other income (expense):
Interest income	1	1	-	0%
Interest expense	(4)	-	(4)	-100%
Unrealized loss on warrant derivative liability	(6,465)	-	(6,465)	-100%
Total other (loss) income	(6,468)	1	(6,469)	0%
(Loss) income before income taxes	(32,732)	119	(32,851)	-27606%
Income tax expense	-	10	(10)	-100%
Net (loss) income	$ (32,732)	$ 109	$ (32,841)	-30129%

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS SEPTEMBER 30, 2010

Advertising Revenue

Advertising revenues for the nine months ended September 30, 2011 decreased $311,000 to $2,286,000 as compared to $2,597,000 for the nine months ended September 30, 2010. The decrease was due to the continued weaknesses in the economy and the general decline in non-Internet advertising revenues throughout the United States.

Cost of Sales

Cost of sales for the nine months ended September 30, 2011 decreased $299,000 to $1,413,000 as compared to $1,712,000 for the nine months ended September 30, 2010. The decrease was due to reduced sales and costs.

Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2011 increased $9,749,000 to $10,497,000 as compared to $748,000 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we recorded $5,573,000 in stock-based compensation. Exploration expenses for the nine months ended September 30, 2011 increased $1,093,000 to $1,093,000 as compared to $0 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we recorded an impairment loss of $15,678,000 related to the acquisition of USRE-Delaware.

Selling, general and administrative expenses for the nine months ended September 30, 2011 and 2010 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the nine months ended September 30, 2011 and 2010 consisted of permits, drilling and other exploration expenses.

Net (Loss) Income

Net loss for the nine months ended September 30, 2011 was $32,732,000 as compared to net income of $109,000 for the nine months ended September 30, 2010. We acquired USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the nine months ended September 30, 2011 included $29,728,000 in non-cash expenses, including a $6,465,000 unrealized loss on warrant derivative liability.

On September 30, 2011, we evaluated the carrying value of the goodwill held on its books for the acquisition of USRE-Delaware and determined, due to a lack of operating history for USRE-Delaware, the lack of a valuation and the uncertainty of the future cash flow to be received from its operations decided to impair the value of the mining property to $0.  This resulted in an impairment expense of $15,678,000 for the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,415,000, accounts receivable of $687,000 and a working capital deficit of $11,119,000 (including $9,352,000 of warrant derivative liability) as of September 30, 2011.

With the acquisition of USRE-Delaware and Seaglass, we expect that historic expenses, subject to raising additional capital, expenditures will ramp up for exploration and development.  We have budgeted expenditures for the next twelve months of approximately $4,700,000, depending on additional financing, for general and administrative expenses and exploration and development. We may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead depending on the availability of additional financing. In addition, we expect that we will need to raise additional funds if it decides to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if it must respond to unanticipated events that require it to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

If economic reserves of rare earth elements are proven, additional capital will be needed to actually develop and mine those reserves. Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our project.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 was $2,064,000. This amount was primarily related to a net loss of $32,732,000, offset by depreciation and amortization and non-cash expenses of $29,728,000. The net loss reflects the acquisition on USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2011 was $95,000. This amount primarily reflects the reduction in acquisition of mining property of $174,000, offset by the purchase of fixed assets of $82,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $3,323,000. This amount was primarily related to the issuance of common stock of $3,788,000, offset by the repayment of related-party payables of $500,000.

Our unaudited contractual cash obligations as of September 30, 2011 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,916	$2,916	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	918,718	281,250	637,468	0	0
Mining expenditures	4,700,000	4,700,000	0	0	0
Acquisitions	0	0	0	0	0
	$5,621,634	$4,984,166	$637,468	$0	$0

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of September 30, 2011, we had no uninsured cash amounts.

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

Long-Lived Assets

We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of September 30, 2011, we recorded an impairment of $15,678,000 related to the acquisition of USRE-Delaware. As of December 31, 2010, we recorded an impairment of $2,624,000 related to the acquisition of Seaglass.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of September 30, 2011:

We did not have a Chief Financial Officer as of September 30, 2011.

We do not have an audit committee.  An audit committee with three independent directors would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to hire a Chief Financial Officer and form an audit committee during 2012.

(b)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected or is likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this prospectus before deciding to invest in shares of the Company’s Common Stock. The most significant risks and uncertainties known and identified by our management are described below; however, they are not the only risks that we face. If any of the following risks actually occurs, our business, financial condition, liquidity, results of operations and prospects for growth could be materially adversely affected, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should acquire shares of our Common Stock only if you can afford to lose your entire investment. We make various statements in this section that constitute “forward-looking statements”. See “Forward-Looking Statements” beginning on page ____ of this Form 10-Q.

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

During the year ended December 31, 2010 and the nine months ended September 30, 2011, we had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2010 was approximately $3,799,000. The net loss for the year ended December 31, 2010 included approximately $3,764,000 of non-cash expenses. Net loss for the nine months ended September 30, 2011 was approximately $32,732,000. The net loss for the nine months ended September 30, 2011 included approximately $29,728,000 of non-cash expenses.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of September 30, 2011, we had cash of $1,415,000 and accounts receivable of approximately $687,000.

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

We started exploring our properties in the summer of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the State of Delaware in 1999 and reincorporated in Nevada in 2007, the Company just acquired our mineral properties with our acquisition of CREE in December 2010 and USRE-Delaware in August 2011.  We have not earned any revenues from rare-earth elements as of the date of this Form 10-Q.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of November 21, 2011, there were 20.5 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Significant shares of common stock are held by our principal shareholders, other insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

As of November 21, 2011, the former large shareholders of U.S. Rare Earths which we acquired on August 22, 2012 and Seaglass which we acquired on December 10, 2010 own or control 11.5 million shares as of the filing date or approximately 56.2% of the Company’s issued and outstanding common stock and 48.9% of our common stock on a fully diluted basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2011, P-Con Consulting, Inc. (P-Con”) exercised a warrant granted by the Company on May 24, 2011 for the purchase of 70,000 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model. The warrant contained certain piggyback registration rights. The warrant was exercised during the nine months ended September 30, 2011 for total proceeds of $35,000.

On August 22, 2011, the Company issued 5,000,000 shares to acquire USRE-Delaware (see Note 3).  The shares were valued at $14,250,000 or $2.85 per share.

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

The Company cancelled 296,410 of unpaid stock subscriptions in the amount of $480,000 that had been issued to employees during the nine months ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description

10.1 Not used.

10.2 Not used.

10.3 Not used.

10.4 Not used.

10.5 Not used.

10.6 Not used.

10.7 Not used.

10.8 Not used.

10.9 Not used.

10.10 Agreement and Plan of Merger dated July 18, 2011 by and between Colorado Rare Earths, Inc., U.S. Rare Earths, Inc. (Delaware) and Seaglass Holding Corp. (2)

10.11 Amendment to Revised Employment Agreement dated July 26, 2011 by and between Colorado Rare Earths, Inc. and Gregory Schifrin. (1) *

10.12 Amendment to Revised Employment Agreement dated July 26, 2011 by and between Colorado Rare Earths, Inc. and Matthew Hoff. (1) *

10.13 Amendment to Revised Employment Agreement dated July 26, 2011 by and between Colorado Rare Earths, Inc. and Michael Parnell. (1) *

_____________________________________

* Indicates management contract or compensatory plan.

(1) Filed herewith.

(2) Attached as an exhibit to the Company’s Form 8-K dated July 18, 2011 and filed with the SEC on July 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: April 25, 2012	By:	/s/ Michael D. Parnell
Michael D. Parnell
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer ( Principal Financial and Accounting Officer)