Form 10-Q
period 2012-03-31
U.S. RARE EARTHS, INC
filed 2012-05-21
CIK 1098881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     o Yes    ☑ No

As of May 21, 2012, the Company had 21,330,777 shares of common stock issued.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements

Consolidated Balance Sheets – March 31, 2012 and December 31, 2011	F-1

Consolidated Statements of Operations – Three Months ended March 31, 2012 and 2011	F-2

Consolidated Statements of Cash Flows – Three months ended March 31, 2012 and 2011	F-3

U.S. RARE EARTHS, INC.
(FORMERLY COLORADO RARE EARTHS, INC.)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2012	2011
CURRENT ASSETS
Cash	$152,506	$521,553
Accounts receivable, less allowance for doubtful accounts
of $57,262 and $80,486, respectively	381,154	457,179
Other current assets	-	644
Total current assets	533,660	979,376

PROPERTY AND EQUIPMENT
Property and equipment, net	140,290	149,328
Mineral properties	326,000	326,000
Total property and equipment	466,290	475,328
TOTAL ASSETS	$999,950	$1,454,704

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$419,568	$365,178
Accounts payable and accrued expenses-related party	5,429	5,429
Accrued compensation-officers	3,137,500	3,137,500
Current installments of long term debt – related party (net of
discount of $12,477 and $51,313)	325,023	272,174

Total current liabilities	3,887,520	3,780,281

LONG-TERM DEBT

Note payable-related party (net of discount of $94,463 and $94,463)	346,130	463,254
Total liabilities	4,233,650	4,243,535

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 21,330,777 and 20,504,238
shares issued and outstanding, respectively	213	205
Additional paid-in capital	41,520,762	39,247,893
Accumulated deficit	(44,754,675)	(42,036,929)
Total stockholders' deficit	(3,233,700)	(2,788,831)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$999,950	$1,454,704

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC.
(FORMERLY COLORADO RARE EARTHS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2012	2011
REVENUES

Advertising revenue	$573,524	$487,726

Total revenue	573,524	487,726

Cost of revenues	352,801	360,917

Gross margin	220,723	126,809

OPERATING EXPENSES

Selling, general and administrative expenses	2,848,071	3,989,442
Exploration expense	31,853	-

Total operating expenses	2,879,924	3,989,442

(Loss) from operations	(2,659,201)	(3,862,633)

OTHER INCOME (LOSS)

Interest income	150	184
Interest expense	(20,100)	-
Other expense	(38,595)	-

Total other (loss) income	(58,545)	184

(LOSS) BEFORE INCOME TAXES	(2,717,746)	(3,862,449)
INCOME TAX EXPENSE	-	-

Net (loss)	$(2,717,746)	$(3,862,449)

PER SHARE DATA:

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.13)	$(0.31)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	21,299,392	12,574,787

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC.
(FORMERLY COLORADO RARE EARTHS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES

Net loss	$(2,717,746)	$(3,862,449)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	9,038	5,529
Common stock and warrants issued for services	2,272,877	3,308,932
Change in derivative liability - related party	-	301,883
Changes in Operating Assets and Liabilities:
Accounts receivable	76,025	277,901
Other current receivables	644	50,097
Accounts payable and accrued expenses	54,390	(110,141)
Net cash used in operating Aactivities	(304,772)	(28,248)

INVESTING ACTIVITIES

Purchase of fixed assets	-	(5,256)

Net cash used in investing activities	-	(5,256)

FINANCING ACTIVITIES

Proceeds from the sale of common stock and warrants	-	395,000
Repayment of related-party payables	(64,275)	-

Net cash (used in) provided by financing activities	(64,275)	395,000

(DECREASE) INCREASE IN CASH	(369,047)	361,496
CASH AT BEGINNING OF PERIOD	521,553	61,574

CASH AT END OF PERIOD	$152,506	$423,070

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

MARCH 31, 2012

address is located at www.usrareearths.com. The information on our website is not incorporated as a part of this Form 10-Q.

Liquidity and Going Concern

During the fiscal year ended December 31, 2011 and the three months ended March 31, 2012, the Company had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2011 was approximately $38,718,000. The net loss for the year ended December 31, 2011 included approximately $35,780,000 of non-cash expenses. Net loss for the three months ended March 31, 2012 was approximately $2,718,000. The net loss for the three months ended March 31, 2012 included approximately $2,282,000 of non-cash expenses.

The Company’s current operating funds are less than necessary to complete all intended exploration of the property, and therefore it  need to obtain additional financing in order to complete our business plan. As of March 31, 2012 the Company had cash of approximately $153,000 and accounts receivable of approximately $381,000.

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

Unaudited Financial Statements

The accompanying unaudited financial statements of U.S. Rare Earths, Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended March 31, 2012 and 2011 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2011 and March 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of March 31, 2012, the Company had no uninsured cash amounts.

Accounts Receivable

The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $57,262 and $80,486 as of March 31, 2012 and December 31, 2011, respectively.

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

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of December 31, 2011, the Company recorded an impairment of $15,678,084 related to the acquisition of U.S. Rare Earths.

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

MARCH 31, 2012

associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, it defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company had no deferred revenue as of March 31, 2012 and December 31 2011.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of March 31, 2012, the Company had warrants for the purchase of 3,624,398 common shares that were not included in the computation of loss per share at March 31, 2012 because they would have been anti-dilutive. As of March 31, 2011, the Company had warrants for the purchase of 1,571,932 common shares that were not included in the computation of loss per share at March 31, 2011 because they would have been anti-dilutive.

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

MARCH 31, 2012

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

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable were $381,154 and $457,179, net of allowance, as of March 31, 2012 and December 31, 2011, respectively. The Company had two customers (17.6% and 11.7%) in excess of 10% of consolidated revenues for the three months ended March 31, 2012. The Company had two customers (26.5% and 11.4%) with accounts receivable in excess of 10% as of March 31, 2012. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated
	Useful Lives	March 31, 2012	December 31, 2011

Office equipment	5 years	$ 258,157	$ 258,157
Mining and other equipment	5-7 years	111,710	111,710
Less: accumulated depreciation		(229,577)	(220,539)
		$ 140,290	$ 149,328

Depreciation expense for the three months ended March 31, 2012 and 2011 was $9,038 and $5,529 respectively.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Change in Control

Due to the change in control of the Company related to the acquisition of Seaglass and U.S Rare Earths as described in Note 3 and 8, the Company has accrued the severance compensation due to Mr. Parnell, Hoff and Schifrin under their employment agreements, including amendments. As of March 31, 2012, the Company has accrued $3,137,500 as Accrued compensation – officers, in the accompanying balance sheet.

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

The restructured note is noninterest bearing and therefore, the Company is required to impute interest on the principal.  Using its estimated incremental borrowing rate, the Company recorded $149,866 as a discount against the restructured note, representing an estimated incremental borrowing rate of 10% per annum.  The discount will be accredited to interest expense over the term of the restructured note.  The Company recorded $20,100 and $0 of interest expense during the three months ended March 31, 2012 and 2011,  respectively related to the amortization of the discount.

The Company recorded $88,099 in accounts payable related to the acquisition of USRE, including two current directors, who were directors of USRE (Delaware). USRE (Delaware) has requested reimbursement $145,849 as of April 13, 2012. The Companies are negotiating the accounts payable.

Other Related Party Transactions

Other related party transactions are disclosed in the Notes to Form 10-Q for the three months ended March 31, 2012.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 7 – COMMON STOCK

On November 29, 2011, Mr. Daniel McGroarty was appointed President of the Company. On January 1, 2012, Company entered into an Employment Agreement (“McGroarty Agreement”) with Mr. McGroarty which is subject to Board approval. Under the terms of the McGroarty Agreement, he was awarded 650,000 shares of restricted common stock. The shares were valued at $2.85 per share and $1,852,500 was expensed as selling, general and administrative expense during the three months ended March 31, 2012.

On January 17, 2012, Dicturel LLC exercised a warrant granted by the Company on March 11, 2011 for the purchase of 41,539 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model. The warrant was exercised during the three months ended March 31, 2012 on a cashless basis. A notice filing under Regulation D was filed with the SEC on April 17, 2012 with regard to these stock issuances.

During the three months ended March 31, 2012, the Company issued 135,000 restricted shares of common stock to five consultants and employees for services. The shares were valued at $2.85 per share and $99,750 of the vested shares were expensed as selling, general and administrative expense during the three months ended March 31, 2012. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 17, 2012 with regard to these stock issuances.

During the three months ended March 31, 2012 an additional $320,626 was recognized as selling, general and administrative expenses related to shares that had vested.

Except as disclosed, all of the above private placements of our securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933.

A summary of the warrants issued as of March 31, 2012 were as follows:

	March 31, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exercisable	Price
2,120,000	4.79	$ 0.50	2,120,000
1,504,398	4.16	$ 4.85	1,504,398
3,624,398		$ 2.31	3,624,398	$ 2.31

A summary of the status of the warrants outstanding as of March 31, 2012 is presented below:

	March 31, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	3,754,398	$ 2.24
Issued	-	$ -
Exercised	(130,000)	$ (0.50)
Forfeited	-	$ -
Expired	-	$ -
Outstanding at end of period	3,624,398	$ 2.31
Exercisable at end of period	3,624,398

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the three months ended March 31, 2012 were as follows:

Assumptions
Dividend yield	0%
Expected life	5
Expected volatility	369%
Risk free interest rate	2%

At March 31, 2012, vested warrants totaling 3,624,398 shares had an aggregate intrinsic value of $11,815,537.

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

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Parnell Agreement Addendum”).  The Parnell Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Parnell’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Parnell in year four and five, provided Mr. Parnell is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of March 31, 2012 and December 31, 2011, the Company has accrued $500,000 and $712,500 or $1,212,500 as Accrued compensation – officers, in the accompanying balance sheet.

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

MARCH 31, 2012

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

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Hoff Agreement Addendum”).  The Hoff Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Hoff’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Hoff in year four and five, provided Mr. Hoff is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of March 31, 2012 and December 31, 2011, the Company has accrued $500,000 and $712,500 or $1,212,500 as Accrued compensation – officers, in the accompanying balance sheet.

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

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Schifrin Agreement Addendum”).  The Schifrin Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Schifrin’s salary was $96,000 in year one, and is to be negotiated in years 2 through 5. The Company also agreed to issue 125,000 shares per year to Mr. Schifrin, provided Mr. Schifrin is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of March 31, 2102 and December 31, 2011, the Company has accrued $712,500 as Accrued compensation – officers, in the accompanying balance sheet.

On November 29, 2011, Mr. Schifrin’s title was changed to Chief Operating Officer.

Daniel McGroarty

On November 29, 2011, Daniel McGroarty was appointed President of the Company. On January 1, 2012, Company entered into an Employment Agreement (“McGroarty Agreement”) with Mr. McGroarty which is subject to Board approval. Under the terms of the McGroarty Agreement, Mr. McGroarty’s salary was $120,000 in year one and is to be negotiated in years 2 and 3. Mr. McGroarty was awarded 650,000 shares of restricted common stock. The McGroarty Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

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

MARCH 31, 2012

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

MARCH 31, 2012

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2013	$ 2,916
2014	0
2015	0
2016	0
2017	0
Beyond	0
Total	$ 2,916

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

U.S. RARE EARTHS, INC. AND SUBSIDIARIES

(FORMERLY COLORADO RARE EARTHS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The following table presents revenues, operating income (loss) and total assets by reportable segment for the three months ended March 31, 2012 and 2011:

(dollars in thousands)

	Advertising	Mineral
Company	Services	Exploration	Total
Three Months Ended March 31, 2012
Revenues	$ 574	$ -	$ 574
(Loss) from operations	(183)	(2,476)	(2,659)
Total assets	520	480	1,000

Three Months Ended March 31, 2011
Revenues	$ 488	$ -	$ 488
(Loss) from operations	(65)	(3,797)	(3,862)
Total assets	606	627	1,233

The following reconciles operating loss to net loss:

	Three Months Ended March 31,
	2012	2011
(Loss) from operations	$ (2,659)	$ (3,862)
Other (loss) expense	(59)	-
(Loss) before income taxes	(2,718)	(3,862)
Income tax expense	-	-
Net loss	$ (2,718)	$ (3,862)

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

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

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011	$ Variance	% Variance

Advertising revenue	$ 574	$ 488	$ 86	17.6%
Cost of revenues	353	361	(8)	2.2%
Gross margin	221	127	94	74.0%
Operating expenses-
Selling, general and administrative expenses	2,848	3,989	(1,141)	28.6%
Exploration expense	32	-	32	-100.0%
Total operating expenses	2,880	3,989	(1,109)	27.8%
(Loss) from operations	(2,659)	(3,862)	1,203	31.1%
Other income (expense):
Interest income	-	-	-	0.0%
Interest expense	(20)	-	(20)	-100.0%
Other expense	(39)	-	(39)	-100.0%
Total other (loss) income	(59)	-	(59)	-100.0%
(Loss) before income taxes	(2,718)	(3,862)	1,144	29.6%
Income tax expense	-	-	-	0.0%
Net (loss)	$ (2,718)	$ (3,862)	$ 1,144	29.6%

Advertising Revenue

Advertising revenues for the three months ended March 31, 2012 increased $86,000 to $574,000 as compared to $488,000 for the three months ended March 31, 2011. The increase was due to the new customers.

Cost of Sales

Cost of sales for the three months ended March 31, 2012 decreased $8,000 to $353,000 as compared to $361,000 for the three months ended March 31, 2011. The decrease was due to lower costs.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 decreased $1,141,000 to $2,848,000 as compared to $3,984,000 for the three months ended March 31, 2011. During the three months ended March 31, 2012, we recorded $2,273,000 in stock-based compensation, primarily related to accounting for stock based compensation. Exploration expenses for the three months ended March 31, 2012 increased $32,000 to $32,000 as compared to $0 for the three months ended March 31, 2011.

Selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the three months ended March 31, 2012 and 2011 consisted of permits, drilling and other exploration expenses.

Net (Loss)

Net loss for the three months ended March 31, 2012 was $2,718,000 as compared to $3,862,000 for the three months ended March 31, 2011. We acquired USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the three months ended March 31, 2012 included $2,273,000 in non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $153,000, accounts receivable of $381,000 and a working capital deficit of $3,354,000 as of March 31, 2012.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was $305,000. This amount was primarily related to a net loss of $2,718,000, offset by depreciation and amortization and non-cash expenses of $2,282,000. The net loss reflects the acquisition on USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 was $64,000. This amount was primarily related to the repayment of related-party payables.

Our unaudited contractual cash obligations as of March 31, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$ 2,916	$ 2,916	$ 0	$ 0	$ 0
Capital lease obligations	0	0	0	0	0
Note payable	796,829	337,500	459,329	0	0
Mining expenditures	4,700,000	4,700,000	0	0	0
Acquisitions	0	0	0	0	0
	$ 5,499,745	$ 5,040,416	$ 459,329	$ 0	$ 0

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2011, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of March 31, 2012, we had no uninsured cash amounts.

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

Long-Lived Assets

We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of December, 31 2011, we recorded an impairment of $15,678,000 related to the acquisition of USRE-Delaware.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2012:

We do not have an audit committee.  An audit committee with three independent directors would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to form an audit committee during 2012.

(b)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected or is likely to materially affect our internal control over financial reporting.

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

During the year ended December 31, 2011 and the three months ended March 31, 2012, we had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2011 was approximately $38,718,000. The net loss for the year ended December 31, 2011 included approximately $32,964,000 of non-cash expenses. Net loss for the three months ended March 31, 2012 was approximately $2,718,000. The net loss for the three months ended March 31, 2012 included approximately $2,273,000 of non-cash expenses.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2012, we had cash of $153,000 and accounts receivable of approximately $381,000.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 21, 2012, there were 25.0 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Significant shares of common stock are held by our principal shareholders, other insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

As of May 21, 2012, the former large shareholders of USRE-Delaware which we acquired on August 22, 2012 and Seaglass which we acquired on December 10, 2010 own or control 11.5 million shares as of the filing date or approximately 55.6% of the Company’s issued and outstanding common stock and 47.3% of our common stock on a fully diluted basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 29, 2011, Daniel McGroarty was appointed President of the Company. On January 1, 2012, Company entered into an Employment Agreement (“McGroarty Agreement”) with Mr. McGroarty which is subject to Board approval. Under the terms of the McGroarty Agreement, was awarded 650,000 shares of restricted common stock. The shares were valued at $2.85 per share and $1,852,500 was expensed as selling, general and administrative expense during the three months ended March 31, 2012.

On January 17, 2012, Dicturel LLC exercised a warrant granted by the Company on March 11, 2011 for the purchase of 41,539 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model. The warrant was exercised during the three months ended March 31, 2012 on a cashless basis. A notice filing under Regulation D was filed with the SEC on April 17, 2012 with regard to these stock issuances.

During the three months ended March 31, 2012, the Company issued 135,000 restricted shares of common stock to five consultants and employees for services. The shares were valued at $2.85 per share and $99,750 was expensed as selling, general and administrative expense during the three months ended March 31, 2012. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 17, 2012 with regard to these stock issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description

10.1  Executive Employment Agreement dated January 1, 2012 by and between U.S. Rare Earths, Inc. and Daniel McGroarty. (1) *

16.1 Letter from GBH CPAs, PC (3)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). (2)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). (2)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

99.1  Financial statements of USRE-Delaware a private Delaware corporation, as of December 31, 2010. (4)

99.2  Unaudited pro forma financial statements of the Company and USRE-Delaware, a private Delaware corporation as of December 31, 2010 and June 30, 2011. (4)

____________________________________

* Indicates management contract or compensatory plan.

(1) Attached as an exhibit to the Company’s Annual Report on Form 10-K dated December 31, 2011 and filed with the SEC on April 16, 2012.

(2) Filed herewith.

(3) Attached as an exhibit to the Company’s Form 8-K dated January 20, 2012 and filed with the SEC on January 27, 2012.

(4) Attached as an exhibit to the Company’s Form 8-K/A dated August 22, 2012 and filed with the SEC on April 6, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: May 21, 2012	By:	/s/ Michael D. Parnell
Michael D. Parnell
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer ( Principal Financial and Accounting Officer)