Form 10-Q
period 2012-06-30
U.S. RARE EARTHS, INC
filed 2012-08-13
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☑ No

As of August 13, 2012, the Company had 21,810,912 shares of common stock issued.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements

Consolidated Balance Sheets – June 30, 2012 and December 31, 2011	F-1

Consolidated Statements of Operations – Three and six months ended June 30, 2012 and 2011	F-2

Consolidated Statements of Cash Flows – Six months ended June 30, 2012 and 2011	F-3

U.S. RARE EARTHS, INC.
(FORMERLY COLORADO RARE EARTHS, INC.)
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2012	2011
CURRENT ASSETS

Cash	$111,612	$521,553
Accounts receivable, less allowance for doubtful accounts
of $12,032 and $80,486, respectively	450,829	457,179
Other current assets	-	644

Total current assets	562,441	979,376

PROPERTY AND EQUIPMENT

Property and equipment, net	130,808	149,328
Mineral properties	326,000	326,000

Total property and equipment	456,808	475,328

TOTAL ASSETS	$1,019,249	$1,454,704

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$598,805	$365,178
Accounts payable and accrued expenses-related party	5,429	5,429
Accrued compensation-officers	3,156,661	3,137,500
Current installments of note payable – related party (net of
discount of $0 and $51,313)	337,500	272,174

Total current liabilities	4,098,395	3,780,281

LONG-TERM DEBT

Note payable-related party (net of discount of $88,943 and $94,463)	267,275	463,254

Total liabilities	4,365,670	4,243,535

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
outstanding, respectively	-	-

Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 21,810,912 and 20,504,238
shares issued and outstanding, respectively	218	205
Additional paid-in capital	42,418,508	39,247,893
Accumulated deficit	(45,765,147)	(42,036,929)

Total stockholders' deficit	(3,346,421)	(2,788,831)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,019,249	$1,454,704

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC.
(FORMERLY COLORADO RARE EARTHS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES

Advertising revenue	$646,681	$934,494	$1,220,205	$1,422,220

Total revenue	646,681	934,494	1,220,205	1,422,220

Cost of revenues	242,368	622,327	595,169	983,244

Gross margin	404,313	312,167	625,036	438,976

OPERATING EXPENSES

Selling, general and administrative expenses	1,295,682	2,035,584	4,182,347	6,025,026
Exploration expense	102,062	745,507	133,915	745,507

Total operating expenses	1,397,744	2,781,091	4,316,262	6,770,533

(Loss) from operations	(993,431)	(2,468,924)	(3,691,226)	(6,331,557)

OTHER INCOME (LOSS)

Interest income	55	347	205	531
Interest expense	(17,797)	-	(37,897)	-
Other income (expense)	700	-	700	-
Unrealized loss on warrant derivative liability	-	(3,977,015)	-	(3,977,015)

Total other income (loss)	(17,042)	(3,976,668)	(36,992)	(3,976,484)

(LOSS) BEFORE INCOME TAXES	(1,010,473)	(6,445,592)	(3,728,218)	(10,308,041)
INCOME TAX EXPENSE	-	-	-	-

Net (loss)	$(1,010,473)	$(6,445,592)	$(3,728,218)	$(10,308,041)

PER SHARE DATA:

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.05)	$(0.47)	$(0.17)	$(0.78)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	21,376,805	13,817,265	21,338,312	13,220,782

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC.
(FORMERLY COLORADO RARE EARTHS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES

Net loss	$(3,728,218)	$(10,308,041)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	18,520	11,501
Common stock and warrants issued for services	3,170,628	5,007,462
Change in derivative liability - related party	-	3,977,015
Changes in Operating Assets and Liabilities:
Accounts receivable	6,350	96,873
Other current receivables	644	50,097
Accounts payable and accrued expenses	252,788	49,774
Accounts payable - related parties	-	50,000

Net cash (used in) operating activities	(279,288)	(1,065,319)

INVESTING ACTIVITIES

Purchase of fixed assets	-	(17,485)
Acquisition of mining property	-	324,150

Net cash (used in) provided by investing activities	-	306,665

FINANCING ACTIVITIES

Proceeds from the sale of common stock and warrants	-	2,570,000
Repayment note payable- related party	(130,653)	-

Net cash (used in) provided by financing activities	(130,653)	2,570,000

(DECREASE) INCREASE IN CASH	(409,941)	1,811,346
CASH AT BEGINNING OF PERIOD	521,553	61,574

CASH AT END OF PERIOD	$111,612	$1,872,920

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$37,897	$-
Income taxes	-	-

Non cash investing and financing activities:
Mineral properties acquired for accounts payable - related parties	$-	$324,150

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
(FORMERLY COLORADO RARE EARTHS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

The Company has budgeted expenditures for the next twelve months of approximately $4,000,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described.  For further details see “Cash Requirements” below. USRE believes that it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of rare-earth elements and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves.

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

Liquidity and Going Concern
During the fiscal year ended December 31, 2011 and the six months ended June 30, 2012, the Company had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2011 was approximately $38,718,000. The net loss for the year ended December 31, 2011 included approximately $35,780,000 of non-cash expenses. Net loss for the six months ended June 30, 2012 was approximately $3,728,000. The net loss for the six months ended June 30, 2012 included approximately $3,189,000 of non-cash expenses.

The Company’s current operating funds are less than necessary to complete all intended exploration of the property, and therefore it needs to obtain additional financing in order to complete our business plan. As of June 30, 2012 the Company had cash of approximately $112,000 and accounts receivable of approximately $451,000.

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

Unaudited Financial Statements
The accompanying unaudited financial statements of U.S. Rare Earths, Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2012 and 2011 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2011 and June 30, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of June 30, 2012, the Company had no uninsured cash amounts.

Accounts Receivable
The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $12,032 and $80,486 as of June 30, 2012 and December 31, 2011, respectively.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, it defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company had no deferred revenue as of June 30, 2012 and December 31 2011.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of June 30, 2012, the Company had warrants for the purchase of 3,320,626 common shares that were not included in the computation of loss per share at June 30, 2012 because they would have been anti-dilutive. As of June 30, 2011, the Company had warrants for the purchase of 2,620,184 common shares that were not included in the computation of loss per share at June 30, 2011 because they would have been anti-dilutive.

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

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable were $450,829 and $457,179, net of allowance, as of June 30, 2012 and December 31, 2011, respectively. The Company had two customers (20.8% and 12.9%) in excess of 10% of consolidated revenues for the six months ended June 30, 2012. The Company had two customers (33.9% and 10.9%) with accounts receivable in excess of 10% as of June 30, 2012. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives
		June 30, 2012	December 31, 2011

Office equipment	5 years	$258,157	$258,157
Mining and other equipment	5-7 years	111,710	111,710
Less: accumulated depreciation		(239,059)	(220,539)
		$130,808	$149,328

Depreciation expense for the three months ended June 30, 2012 and 2011 was $18,520 and $11,501 respectively.

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

Change in Control
Due to the change in control of the Company related to the acquisition of Seaglass and U.S Rare Earths as described in Note 3 and 8, the Company has accrued the severance compensation due to Mr. Parnell, Hoff and Schifrin under their employment agreements, including amendments. As of June 30, 2012, the Company has accrued $3,137,500 as Accrued compensation – officers, in the accompanying balance sheet.

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

The restructured note is noninterest bearing and therefore, the Company is required to impute interest on the principal.  Using its estimated incremental borrowing rate, the Company recorded $149,866 as a discount against the restructured note, representing an estimated incremental borrowing rate of 10% per annum.  The discount will be accredited to interest expense over the term of the restructured note.  The Company recorded $37,897 and $0 of interest expense during the six months ended June 30, 2012 and 2011,  respectively related to the amortization of the discount.

The Company recorded $88,099 in accounts payable related to the acquisition of USRE, including accounts payable. Two current directors who were directors of USRE (Delaware) have requested reimbursement of expenses totaling $145,849. The Company has declined to pay this amount.

Other Related Party Transactions
Other related party transactions are disclosed in the Notes to Form 10-Q for the six months ended June 30, 2012.

NOTE 7 – COMMON STOCK

On November 29, 2011, Mr. Daniel McGroarty was appointed President of the Company. On January 1, 2012, Company entered into an Employment Agreement (“McGroarty Agreement”) with Mr. McGroarty which is subject to Board approval. Under the terms of the McGroarty Agreement, he was awarded 650,000 shares of restricted common stock. The shares were valued at $2.85 per share and $1,852,500 was expensed as selling, general and administrative expense during the six months ended June 30, 2012.

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

On June 12, 2012, Dicturel LLC exercised a warrant granted by the Company on March 11, 2011 for the purchase of 37,969 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model. The warrant was exercised during the three months ended June 30, 2012 on a cashless basis. A notice filing under Regulation D was filed with the SEC on July 20, 2012 with regard to these stock issuances.

On June 12, 2012, McKim and Company LLC exercised a warrant granted by the Company on May 24, 2011 for the purchase of 210,938 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model. The warrant was exercised during the three months ended June 30, 2012 on a cashless basis. A notice filing under Regulation D was filed with the SEC on July 20, 2012 with regard to this stock issuance.

On December 10, 2010, the Company entered into an Employment Agreement (“Schifrin Agreement”) with Gregory Schifrin, the Company’s then President. Under the terms of the Schifrin Agreement, Mr. Schifrin was granted 240,000 shares of restricted common stock in year two of the Schifrin Agreement. The shares were valued at $2.85 per share and $684,000 was expensed as selling, general and administrative expense during the six months ended June 30, 2012.

During the six months ended June 30, 2012 an additional $534,377 was recognized as selling, general and administrative expenses related to shares that had vested.

Except as disclosed, all of the above private placements of our securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933.

A summary of the warrants issued as of June 30, 2012 were as follows:

	June 30, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at 12/31/11	3,754,398	$2.24
Issued	-	$-
Exercised	(425,000)	$(0.50)
Forfeited	(8,772)	$(4.85)
Expired	-	$-
Outstanding at end of period	3,320,626	$2.46
Exerciseable at end of period	3,320,626

A summary of the status of the warrants outstanding as of June 30, 2012 is presented below:

	June 30, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,825,000	4.72	$0.50	1,825,000
1,495,626	3.91	$4.85	1,495,626
3,320,626		$2.46	3,320,626	$ 2.46

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the six months ended June 30, 2012 were as follows:

Assumptions
Dividend yield	0%
Expected life	5
Expected volatility	369%
Risk free interest rate	2%

At June 30, 2012, vested warrants totaling 3,320,626 shares had an aggregate intrinsic value of $8,002,709.

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

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Parnell Agreement Addendum”).  The Parnell Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Parnell’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Parnell in year four and five, provided Mr. Parnell is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of June 30, 2012 and December 31, 2011, the Company has accrued $1,212,500 as Accrued compensation – officers, in the accompanying balance sheet.

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

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Hoff Agreement Addendum”).  The Hoff Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Hoff’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Hoff in year four and five, provided Mr. Hoff is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of June 30, 2012 and December 31, 2011, the Company has accrued $1,212,500 as Accrued compensation – officers, in the accompanying balance sheet.

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

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Schifrin Agreement Addendum”).  The Schifrin Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Schifrin’s salary was $96,000 in year one, and is to be negotiated in years 2 through 5. The Company also agreed to issue 125,000 shares per year to Mr. Schifrin, provided Mr. Schifrin is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of June 31, 2012 and December 31, 2011, the Company has accrued $712,500 as Accrued compensation – officers, in the accompanying balance sheet.

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

On June 12, 2012, McKim exercised a warrant granted by the Company on May 24, 2011 for the purchase of 210,938 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model. The warrant was exercised during the three months ended June 30, 2012 on a cashless basis. A notice filing under Regulation D was filed with the SEC on July 20, 2012 with regard to this stock issuance.

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

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as Chief Financial Officer of the Company. Mr. Scott will receive: (i) US $4,000 cash per month and (ii) restricted shares of Company common stock equaling US $3,000 at $2.85 per share (1,053 shares monthly) for each monthly period from December 19, 2011 through December 31, 2012, the expiration date of the Agreement.  As of March 31, 2102, the Company has accrued $19,161 as Accrued compensation – officers, in the accompanying balance sheet.

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2013	$2,916
2014	0
2015	0
2016	0
2017	0
Beyond	0
Total	$2,916

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

The following table presents revenues, operating income (loss) and total assets by reportable segment for the three and six months ended June 30, 2012 and 2011:

(dollars in thousands)

	Advertising	Mineral
Company	Services	Exploration	Total
Three Months Ended June 30, 2012
Revenues	$647	$-	$647
Income (loss) from operations	415	(1,408)	(993)
Total assets	555	547	1,102

Three Months Ended June 30, 2011
Revenues	$934	$-	$934
(Loss) from operations	(50)	(2,419)	(2,469)
Total assets	931	1,939	2,870

Six Months Ended June 30, 2012
Revenues	$1,220	$-	$1,220
Income (loss) from operations	192	(3,883)	(3,691)
Total assets	555	547	1,102

Six Months Ended June 30, 2011
Revenues	$1,422	$-	$1,422
(Loss) from operations	(115)	(6,217)	(6,332)
Total assets	931	1,939	2,870

The following table reconciles operating loss to net loss:
(dollars in thousands)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
(Loss) from operations	$(993)	$(2,469)	$(3,691)	$(6,332)
Other (loss)	(17)	(3,977)	(37)	(3,976)
(Loss) before income taxes	(1,010)	(6,446)	(3,728)	(10,308)
Income tax (benefit)	-	-	-	-
Net (loss)	$(1,010)	$(6,446)	$(3,728)	$(10,308)

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

We have budgeted expenditures for the next twelve months of approximately $4,000,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described.  For further details see “Cash Requirements” below. USRE believes that it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of rare-earth elements and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves.

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

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

(dollars in thousands)
	Three Months Ended June 30,
	2012	2011	$ Variance	% Variance

Advertising revenue	$647	$934	$(287)	-31%
Cost of revenues	242	622	(380)	61.1%
Gross margin	405	312	93	30%
Operating expenses-
Selling, general and administrative expenses	1,296	2,036	(740)	36%
Exploration expense	102	745	(643)	86%
Total operating expenses	1,398	2,781	(1,383)	50%
(Loss) from operations	(993)	(2,469)	1,476	60%
Other income (expense):
Interest expense	(18)	-	(18)	-100%
Other income	1	-	1	100%
Unrealized loss on warrant derivative liability	-	(3,977)	3,977	100%
Total other income (loss)	(17)	(3,977)	3,960	100%
(Loss) before income taxes	(1,010)	(6,446)	5,436	84%
Income tax expense	-	-	-	0%
Net (loss)	$(1,010)	$(6,446)	$5,436	84%

Advertising Revenue

Advertising revenues for the three months ended June 30, 2012 decreased $287,000 to $647,000 as compared to $934,000 for the three months ended June 30, 2011.  The decrease was due to a focus on higher margin customers.

Cost of Sales

Cost of sales for the three months ended June 30, 2012 decreased $380,000 to $242,000 as compared to $622,000 for the three months ended June 30, 2011. The decrease was due to lower costs.

Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 decreased $740,000 to $1,296,000 as compared to $2,036,000 for the three months ended June 30, 2011. During the three months ended June 30, 2012 and 2011, we recorded $897,000 and $1,699,000, respectively, in stock-based compensation, Exploration expenses for the three months ended June 30, 2012 decreased $643,000 to $102,000 as compared to $745,000 for the three months ended June 30, 2011. The decrease was due to reduced exploration expenses.

Selling, general and administrative expenses for the three months ended June 30, 2012 and 2011 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the three months ended June 30, 2012 and 2011 consisted of permits and other exploration expenses.

Net (Loss)

Net loss for the three months ended June 30, 2012 was $1,010,000 as compared to $6,446,000 for the three months ended June 30, 2011.  We acquired USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the three months ended June 30, 2012 included $897,000 in non-cash expenses. The net loss for the three months ended June 30, 2011 included $5,380,000 in non-cash expenses.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

(dollars in thousands)
	Six Months Ended June 30,
	2012	2011	$ Variance	% Variance

Advertising revenue	$1,220	$1,422	$(202)	-14%
Cost of revenues	595	983	(388)	39%
	625	439	186	42%
Operating expenses-
Selling, general and administrative expenses	4,183	6,025	(1,842)	31%
Exploration expense	133	746	(613)	82%
Total operating expenses	4,316	6,771	(2,455)	36%
(Loss) from operations	(3,691)	(6,332)	2,641	42%
Other income (expense):
Interest income	-	1	(1)	-100%
Interest expense	(38)	-	(38)	-100%
Other income	1	-	1	100%
Unrealized loss on warrant derivative liability	-	(3,977)	3,977	100%
Total other (expense)	(37)	(3,976)	3,939	99%
(Loss) before income taxes	(3,728)	(10,308)	6,580	64%
Income tax expense	-	-	-	0%
Net (loss)	$(3,728)	$(10,308)	$6,580	64%

Advertising Revenue

Advertising revenues for the six months ended June 30, 2012 decreased $202,000 to $1,220,000 as compared to $1,422,000 for the six months ended June 30, 2011. The decrease was due to a focus on higher margin customers.

Cost of Sales

Cost of sales for the six months ended June 30, 2012 decreased $388,000 to $595,000 as compared to $983,000 for the six months ended June 30, 2011.The decrease was due to lower costs.

Expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 decreased $1,842,000 to $4,183,000 as compared to $6,025,000 for the six months ended June 30, 2011. During the six months ended June 30, 2012 and 2011, we recorded $3,170,000 and $5,007,000, respectively, in stock-based compensation.  Exploration expenses for the six months ended June 30, 2012 decreased $613,000 to $133,000 as compared to $746,000 for the six months ended June 30, 2011. The decrease was due to reduced exploration expenses.

Selling, general and administrative expenses for the six months ended June 30, 2012 and 2011 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the three and six months ended June 30, 2012 and 2011 consisted of permits and other exploration expenses.

Net (Loss)

Net loss for the six months ended June 30, 2012 was $3,728,000 as compared to $10,308,000 for the six months ended June 30, 2011.  We acquired USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the six months ended June 30, 2012 included $3,189,000 in non-cash expenses. The net loss for the six months ended June 30, 2011 included $8,996,000 in non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $112,000, accounts receivable of $451,000 and a working capital deficit of $3,536,000 as of June 30, 2012.

With the acquisition of USRE-Delaware and Seaglass, we expect that historic expenses, subject to raising additional capital, expenditures will ramp up for exploration and development.  We have budgeted expenditures for the next twelve months of approximately $4,000,000, depending on additional financing, for general and administrative expenses and exploration and development. We may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead depending on the availability of additional financing. In addition, we expect that we will need to raise additional funds if it decides to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if it must respond to unanticipated events that require it to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

If economic reserves of rare earth elements are proven, additional capital will be needed to actually develop and mine those reserves. Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our project.

We have budgeted the following expenditures for the next twelve months, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.

Expenditures	$
Exploration costs	$2,900,000
Property payments	200,000
Future property acquisitions	100,000
Total mining	3,200,000
General and administrative	800,000
Total	$4,000,000

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was $279,000. This amount was primarily related to a net loss of $3,728,000, offset by depreciation and amortization and non-cash expenses of $3,189,000. The net loss reflects the acquisition on USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 was $130,000. This amount was primarily related to the repayment of notes payable - related-parties.

Our unaudited contractual cash obligations as of June 30, 2012 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$2,916	$2,916	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	693,718	337,500	356,218	0	0
Mining expenditures	3,200,000	3,200,000	0	0	0
Acquisitions	0	0	0	0	0
	$3,896,634	$3,540,416	$356,218	$0	$0

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

Cash and Cash Equivalents
We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2011, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of June 30, 2012, we had no uninsured cash amounts.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2012:

We do not have an audit committee.  An audit committee with three independent directors would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to form an audit committee during 2012.

(b)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected or is likely to materially affect our internal control over financial reporting.

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

During the year ended December 31, 2011 and the six months ended June 30, 2012, we had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2011 was approximately $38,718,000. The net loss for the year ended December 31, 2011 included approximately $35,780,000 of non-cash expenses. Net loss for the six months ended June 30, 2012 was approximately $3,728,000. The net loss for the six months ended June 30, 2012 included approximately $3,189,000 of non-cash expenses.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2012, we had cash of $112,000 and accounts receivable of approximately $451,000.

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

If we are unable to make requisite annual permit payments related to certain of our mining claims, we are at risk of losing these properties.

In order to retain our mining claims and leases we are obligated to make various annual payments to government agencies. In late August 2012, we will be obligated to make payments of approximately $186,000 related to certain claims. If we do not have sufficient cash available or are unable to raise additional funds to make these payments, we could lose these properties. In such event it would be necessary to re-stake the claims and make new applications to the government agencies to re-acquire the claims, of which there can be no assurance. The loss of these properties would have a severe, negative affect on our development plans and our future business.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of August 13, 2012, there were 25.1 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Significant shares of common stock are held by our principal shareholders, other insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

As of August 13, 2012, the former large shareholders of USRE-Delaware which we acquired on August 22, 2011 and Seaglass which we acquired on December 10, 2010 own or control 11.5 million shares as of the filing date or approximately 52.8% of the Company’s issued and outstanding common stock and 45.8% of our common stock on a fully diluted basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 12, 2012, Dicturel LLC exercised a warrant granted by the Company on March 11, 2011 for the purchase of 37,969 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model. The warrant was exercised during the three months ended June 30, 2012 on a cashless basis. A notice filing under Regulation D was filed with the SEC on July 20, 2012 with regard to these stock issuances.

On June 12, 2012, McKim and Company LLC exercised a warrant granted by the Company on May 24, 2011 for the purchase of 210,938 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model. The warrant was exercised during the three months ended June 30, 2012 on a cashless basis. A notice filing under Regulation D was filed with the SEC on July 20, 2012 with regard to this stock issuance.

On December 10, 2010, the Company entered into an Employment Agreement (“Schifrin Agreement”) with Gregory Schifrin, the Company’s then President. Under the terms of the Schifrin Agreement, Mr. Schifrin was 240,000 shares of restricted common stock in year two of the Schifrin Agreement. The shares were valued at $2.85 per share and $684,000 was expensed as selling, general and administrative expense during the six months ended June 30, 2012.

During the six months ended June 30, 2012 an additional $534,377 was recognized as selling, general and administrative expenses related to shares that had vested.

Except as disclosed, all of the above private placements of our securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). (1)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). (1)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
____________________________________

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: August 13, 2012	By:	/s/ Michael D. Parnell
Michael D. Parnell
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer ( Principal Financial and Accounting Officer)