Form 10-Q
period 2012-09-30
U.S. RARE EARTHS, INC
filed 2012-11-19
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No

As of November 19, 2012, the Company had 27,628,366, shares of common stock issued.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Financial Statements

Consolidated Balance Sheets – September 30, 2012 and December 31, 2011	F-1

Consolidated Statements of Operations – Three and nine months ended September 30, 2012 and 2011	F-2

Consolidated Statements of Cash Flows – Nine months ended September 30, 2012 and 2011	F-3

U.S. RARE EARTHS, INC.
(FORMERLY COLORADO RARE EARTHS, INC.)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
CURRENT ASSETS
Cash	$81,050	$521,553
Accounts receivable, less allowance for doubtful accounts of $42,847 and $80,486, respectively	358,664	457,179
Other current assets	125,898	644

Total current assets	565,612	979,376

PROPERTY AND EQUIPMENT
Property and equipment, net	122,096	149,328
Mineral properties	326,000	326,000

Total property and equipment	448,096	475,328

TOTAL ASSETS	$1,013,708	$1,454,704

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$728,199	$365,178
Accounts payable and accrued expenses-related party	5,429	5,429
Accrued compensation-officers	288,167	3,137,500
Current installments of note payable – related party (net of discount of $51,313)	-	272,174

Total current liabilities	1,021,795	3,780,281

LONG-TERM DEBT
Note payable-related party (net of discount of $94,463)	-	463,254
Convertible debentures	650,000	-

Total liabilities	1,671,795	4,243,535

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized, outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.00001 par value, 27,628,366 and 20,504,238 shares issued and outstanding, respectively	276	205
Additional paid-in capital	46,417,717	39,247,893
Accumulated deficit	(47,076,080)	(42,036,929)

Total stockholders' deficit	(658,087)	(2,788,831)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,013,708	$1,454,704

The accompanying notes are an integral part of these consolidated financial statements.

  U.S. RARE EARTHS, INC.
(FORMERLY COLORADO RARE EARTHS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Advertising revenue	$486,870	$864,053	$1,707,075	$2,286,273

Total revenue	486,870	864,053	1,707,075	2,286,273

Cost of revenues	245,342	429,535	840,511	1,412,779

Gross margin	241,528	434,518	866,564	873,494

OPERATING EXPENSES

Selling, general and administrative expenses	1,315,723	4,492,072	5,498,070	10,517,098
Exploration expense	146,955	347,043	280,870	1,092,550
Impairment expense	-	15,528,218	-	15,528,218

Total operating expenses	1,462,678	20,367,333	5,778,940	27,137,866

(Loss) from operations	(1,221,150)	(19,932,815)	(4,912,376)	(26,264,372)

OTHER INCOME (LOSS)

Interest income	17	757	222	1,288
Interest expense	(89,600)	(4,090)	(127,697)	(4,090)
Other income (expense)	-	-	700	-
Unrealized loss on warrant derivative liability	-	(2,488,111)	-	(6,465,126)

Total other income (loss)	(89,583)	(2,491,444)	(126,775)	(6,467,928)

(LOSS) BEFORE INCOME TAXES	(1,310,733)	(22,424,259)	(5,039,151)	(32,732,300)
INCOME TAX EXPENSE	-	-	-	-

Net (loss)	$(1,310,733)	$(22,424,259)	$(5,039,151)	$(32,732,300)

PER SHARE DATA:

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.06)	$(1.19)	$(0.23)	$(2.17)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	23,393,177	18,785,664	22,030,794	15,096,127

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC.
(FORMERLY COLORADO RARE EARTHS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES

Net loss	$(5,039,151)	$(32,732,300)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	27,233	19,390
Common stock and warrants issued for services	6,584,270	5,573,317
Debt discount amortization	-	4,090
Change in derivative liability - related party	-	6,465,126
Accrued compensation- officers	-	2,137,500
Impairment expense	-	15,528,218
Changes in Operating Assets and Liabilities:
Accounts receivable	98,515	23,200
Other current receivables	(125,255)	50,097
Accounts payable and accrued expenses	(2,486,312)	(132,196)
Accrued compensation- officers	-	1,000,000

Net cash (used in) operating activities	(940,700)	(2,063,558)

INVESTING ACTIVITIES

Purchase of fixed assets	-	(81,971)
Cash received in acquisition of USRE	-	2,682
Acquisition of mining property	-	174,150

Net cash (used in) investing activities	-	94,861

FINANCING ACTIVITIES

Proceeds from the sale of common stock and warrants	585,625	3,787,500
Cash received on exercise of warrants	-	35,000
Proceeds from convertible debenture	650,000	-
Repayment note payable- related party	(735,428)	(500,000)

Net cash provided by financing activities	500,197	3,322,500

(DECREASE) INCREASE IN CASH	(440,503)	1,353,803
CASH AT BEGINNING OF PERIOD	521,553	61,574

CASH AT END OF PERIOD	$81,050	$1,415,377

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$37,897	$-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
(FORMERLY COLORADO RARE EARTHS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

The Company continues to operate through its subsidiaries, Media Depot and Media Max,  media businesses specializing in co-op advertising. The Company’s media business offers an array of services ranging from buying and planning media in radio, TV, cable, print or outdoor advertising, to creating print ads and producing electronic commercials. The Company also offers a full line of advertising services to manufacturers, distributors and dealers.

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

Liquidity and Going Concern

During the fiscal year ended December 31, 2011 and the nine months ended September 30, 2012, the Company had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2011 was approximately $38,718,000. The net loss for the year ended December 31, 2011 included approximately $35,780,000 of non-cash expenses. Net loss for the nine months ended September 30, 2012 was approximately $5,039,000. The net loss for the nine months ended September 30, 2012 included approximately $6,612,000 of non-cash expenses.

The Company’s current operating funds are less than necessary to complete all intended exploration of the property, and therefore it needs to obtain additional financing in order to complete our business plan. As of September 30, 2012 the Company had cash of approximately $81,000 and accounts receivable of approximately $359,000.

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

The Company will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  The Company’s recent efforts to generate additional liquidity, including through sales of its common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes set forth in this Form 10-Q. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to the Company is through the sale of equity capital or the issuance of convertible debentures. Any sale of share capital or the issuance of convertible debentures will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

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

Unaudited Financial Statements

The accompanying unaudited financial statements of U.S. Rare Earths, Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended September 30, 2012 and 2011 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012.

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2011 and September 30, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of September 30, 2012, the Company had no uninsured cash amounts.

Accounts Receivable

The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $42,847and $80,486 as of September 30, 2012 and December 31, 2011, respectively.

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

FAIR VALUE MEASUREMENTS- Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

Level 1 - Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 - Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets in nonactive markets;
●	Inputs other than quoted prices that are observable for the asset or liability; and
●	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 - Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis. The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurement. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, it defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company had no deferred revenue as of September 30, 2012 and December 31 2011.

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

Stock Based Compensation

The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the ASC 505.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of September 30, 2012, the Company had warrants for the purchase of 3,320,626 common shares and 228,070 shares related to convertible debentures that were not included in the computation of loss per share at September 30, 2012 because they would have been anti-dilutive. As of September 30, 2011, the Company had warrants for the purchase of 3,054,398 common shares that were not included in the computation of loss per share at September 30, 2011 because they would have been anti-dilutive.

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

On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which requires measurement uncertainty disclosure in the form of a sensitivity analysis of unobservable inputs to reasonable alternative amounts for all Level 3 recurring fair value measurements. ASU 2011-04 became effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted this guidance in the third quarter of Fiscal 2012. The adoption of this guidance requires additional disclosures, but did not have any impact on the Company’s consolidated results of operations, financial position, or cash flows.

On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). The Company does not believe that the adoption of this will have a significant impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which simplified the manner in which entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform a quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). The Company does not believe that the adoption of this will have a significant impact on its consolidated financial statements.

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

U.S. Rare Earths, Inc. Acquisition

On July 18, 2011, the Company entered into an Agreement of Plan and Merger (“USRE Merger Agreement”) to acquire U.S. Rare Earths, Inc., a Delaware corporation (“USRE-Delaware”), and the acquisition closed on August 22, 2011. In connection with the acquisition, the Company changed its corporate name to U.S. Rare Earths. As part of the acquisition of USRE-Delaware, the Company acquired rights to mineral claims on approximately 12,000 acres on, near, or adjacent to anomalous values of rare-earth elements, including thorium, uranium, niobium and tantalum. The acquisition resulted in a change in control.

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable were $358,664 and $457,179, net of allowance, as of September 30, 2012 and December 31, 2011, respectively. The Company had two customers (24.2% and 10.5%) in excess of 10% of consolidated revenues for the nine months ended September 30, 2012. The Company had one customer (44.1%) with accounts receivable in excess of 10% as of September 30, 2012. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives	September 30, 2012	December 31, 2011

Office equipment	5 years	$258,157	$258,157
Mining and other equipment	5-7 years	111,710	111,710
Less: accumulated depreciation		(247,771)	(220,539)
		$122,096	$149,328

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $27,232 and $19,390 respectively.

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

Accrued Compensation- Officers

Accrued compensation- officers were $288,167 as of September 30, 2012. This amount consisted of unpaid payroll to officers and consultants.

Accrued compensation- officers was $3,137,500 December 31, 2011, respectively. This amount consisted of amounts due to officers and consultants under the agreements described in Note 8.  On August 31, 2012, the Board of Directors approved the issuance of common shares detailed in Note 7 to settle the accrued compensation- officers. As of November 19, 2012, the certificates for these common shares have not been issued due to the legal proceedings discussed in Note 8.

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

Change in Control

Due to the change in control of the Company related to the acquisition of Seaglass and U.S Rare Earths as described in Note 3 and 8, the Company has accrued the severance compensation due to Mr. Parnell, Hoff and Schifrin under their employment agreements, including the acceleration of share grants set forth in the amendments as discussed in Note 8.

USRE Note

As part of the acquisition price of USRE, the Company assumed a note in the amount of $1,418,719 payable to an entity owned by two of the previous Company’s directors and who are also significant shareholders in the Company.  As part of the USRE purchase agreement, the Company agreed to pay $500,000 against the note and both the Company and the lender agreed to restructure the remaining balance.  The Company made the $500,000 payment and the remaining note balance of $918,719 was restructured to be a non interest bearing note with principal only payments of $28,125 due at the first of each month commencing November 1, 2011 and continuing until the note is repaid, which is expected to occur on or about July 2014.  The restructured note has no prepayment penalty and is secured by the Company’s mineral claims in and around the Lemhi Mining District in Idaho and the Montana Beaverhead District. On September 17, 2012, the Company repaid the remaining balance due of $609,343 which the two previous directors put into escrow as a result of the legal proceedings discussed in Note 8.

The restructured note was noninterest bearing and therefore, the Company was required to impute interest on the principal.  Using its estimated incremental borrowing rate, the Company recorded $149,866 as a discount against the restructured note, representing an estimated incremental borrowing rate of 10% per annum.  The discount was accreted to interest expense over the term of the restructured note.  The Company recorded $127,697 and $0 of interest expense during the nine months ended September 30, 2012 and 2011,  respectively related to the amortization of the discount and imputed interest.

The Company recorded $88,099 in accounts payable related to the acquisition of USRE, including accounts payable. Two current directors who were directors of USRE (Delaware) have requested reimbursement of expenses totaling $145,849. The Company has declined to pay this amount.

Convertible Secured Promissory Note with Unique Materials LLC

On September 13, 2012, the Company entered into a Convertible Secured Promissory Note (“Note or Note Agreement”) with Unique Materials LLC, a Texas LLC (“Holder”) affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company agreed to issue a Note for $650,000 at 5%.

Under the terms of the Note, the principal and unpaid accrued interest is due the earlier of September 15, 2015 or conversion into the Company’s common stock at $2.85 per share at the demand of the Holder. The Note includes a demand payment if the Chairman of the Board, President or Vice President or 20% or more of the Company’s Board of Directors is changed after September 13, 2012.  The Company is not required to file a registration statement. The Note is secured by all mineral claims, real property, fixed assets, inventory and accounts receivable and the proceeds were primarily used to repay the USRE Note discussed above.

Private Placement with Lattimore Properties, Inc.

On September 12, 2012, the Company closed a private placement with Lattimore Properties, Inc., a Texas company affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors. The private placement consisted of the sale of an aggregate of 2,045,450 shares of the Company’s common stock for $550,000 at a price of $0.27 per share. The shares issued under the private placement are restricted under applicable securities laws and are not freely tradable. The per share price of $0.27 per share is subject to possible adjustment at a later time based on the results of a fairness opinion. The Company is not required to file a registration statement.

Other Related Party Transactions

Other related party transactions are disclosed in the Notes to Form 10-Q for the nine months ended September 30, 2012.

NOTE 7 – COMMON STOCK

On November 29, 2011, Mr. Daniel McGroarty was appointed President of the Company. On January 1, 2012, Company entered into an Employment Agreement (“McGroarty Agreement”) with Mr. McGroarty which is subject to Board approval. Under the terms of the McGroarty Agreement, he was awarded 650,000 shares of restricted common stock. The shares were valued at $2.85 per share and $1,852,500 was expensed as selling, general and administrative expense during the nine months ended September 30, 2012.

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

On December 10, 2010, the Company entered into an Employment Agreement (“Schifrin Agreement”) with Gregory Schifrin, the Company’s then President. Under the terms of the Schifrin Agreement, Mr. Schifrin was granted 240,000 shares of restricted common stock in year two of the Schifrin Agreement. The shares were valued at $2.85 per share and this cost totaling $684,000 was expensed as selling, general and administrative expense during the nine months ended September 30, 2012.

On August 31, 2012, the Company granted 750,000 shares to three directors which were previously granted but not issued.  The shares were valued at the grant date price of $2.85 per share and recorded as a liability until the issuance was approved by the board of directors.

On August 31, 2012, the Company agreed to issue 3,025,000 restricted shares of common stock to directors, consultants and employees for services. The shares were valued at  $0.27 per share, the market price of the shares.  The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on September 6, 2012 with regard to these stock issuances.

On September 12, 2012, the Company closed a private placement with Lattimore Properties, Inc., a Texas company affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors. The private placement consisted of the sale of an aggregate of 2,045,450 shares of the Company’s common stock for $550,000 at the market price of $0.27 per share. The shares issued under the private placement are restricted under applicable securities laws and are not freely tradable. The per share price of $0.27 per share is subject to possible adjustment at a later time based on the results of a fairness opinion. The Company is not required to file a registration statement.

During the nine months ended September 30, 2012 an additional $570,002 was recognized as selling, general and administrative expenses related to shares that had vested.

Except as disclosed, all of the above private placements of our securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933.

A summary of the warrants issued as of September 30, 2012 were as follows:

	September 30, 2012
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at 12/31/11	3,754,398	$2.24
Issued	-	$-
Exercised	(425,000)	$(0.50)
Forfeited	(8,772)	$(4.85)
Expired	-	$-
Outstanding at end of period	3,320,626	$2.46
Exerciseable at end of period	3,320,626

A summary of the status of the warrants outstanding as of September 30, 2012 is presented below:

	September 30, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price

1,825,000	4.58	$0.50	1,825,000
1,495,626	3.66	$4.85	1,495,626
3,320,626		$2.46	3,320,626	$2.46

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the six months ended September 30, 2012 were as follows:

Assumptions
Dividend yield	0%
Expected life	5
Expected volatility	369%
Risk free interest rate	2%

At September 30, 2012, vested warrants totaling 3,320,626 shares had an aggregate intrinsic value of $1,726,726.

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

U.S. Rare Earths, Inc. v. Williams et al., in the Eighth Judicial District Court, Clark County, Nevada (Case No. A668230-B, Dept. Thirteen, Las Vegas NV 89155).  The Company filed this action on September 12, 2012 in the Eighth Judicial District Court, Clark County, Nevada.  The claims primarily arise out of a Schedule 14C Information Statement (“Information Statement”) and August 24, 2012 Written Consent of a Majority of Shareholders of USRE (“Written Consent”) which purported to re-elect five existing members of the USRE Board of Directors (John Victor Lattimore Jr., H. Deworth Williams, Edward F. Cowle, Michael D. Parnell, and Harvey Kaye), while removing three Board members (Daniel McGroarty, Greg Schifrin, and Kevin Cassidy), without electing successors, and Defendants’ claim that they reduced the size of the USRE Board from nine to five.  In the action, the Company filed a Motion for Temporary Restraining Order and Preliminary Injunction on September 17, 2012.  The court issued a Temporary Restraining Order (TRO) after a hearing on September 27, 2012, prohibiting any meetings of the Board of Directors and prohibiting any persons from holding themselves out as members of the Company’s Board of Directors. Defendants counter-moved for a preliminary injunction on October 4, 2012.  After hearing of the matters on October 11, 2012, the Court granted the Company’s Motion for Preliminary Injunction in part. The preliminary injunction keeps the prohibitions regarding the Board in the TRO in place, and also provides that no persons shall take any actions on the Company’s behalf other than in the ordinary course of business.  In accordance with the Court order, the Company nominated three candidates for appointment as special master by November 2, 2012.  The special master will assist the Court in determining the Company’s shareholders and scheduling a meeting of the shareholders to address the composition of the Board of Directors.  On October 24, 2012, the Defendants filed their Answer and Counterclaims.  Defendants allege counterclaims against the Company, several Directors, and a company affiliated with one of the Company’s Directors.  The Company believes Defendants’ Counter-claims lack merit, both factually and procedurally, and the Company intends to vigorously contest the claims.

As a result of the preliminary injunction, our officers are operating the Company in the ordinary course of business until the meeting of shareholders to be effectuated by the special master. In addition, the transfer agent has declined to process certificates for share issuances while the litigation is pending, including the share issuances approved by the Board on August 31, 2012.

Williams et al. v. U.S. Rare Earths, Inc., U.S. District Court for the District of Utah (Case No. 2:12-cv-00905).  On September 14, 2012, Petitioners, former Directors of the Company, filed a “Verified Petition for Extraordinary Relief or, Alternatively, For Issuance of a Writ of Mandamus” in Utah state court.  The Company removed the case to federal court, and Petitioners filed an Amended Verified Petition for Extraordinary Relief or, Alternatively, For Issuance of a Writ of Mandamus.  On October 10, 2012, the Company moved to dismiss or to stay the action pending the outcome of the parallel, earlier-filed Nevada litigation.  The Court has scheduled a hearing on the Company’s motion on February 13, 2013.

Employment Agreements

Michael Parnell

On December 10, 2010, the Company entered into a Revised Employment Agreement (“Parnell Agreement”) with Michael Parnell, the Company’s Chief Executive Officer. Under the terms of the Parnell Agreement, Mr. Parnell’s salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Parnell was awarded 300,000 shares of restricted common stock. In the event the Company is sold or merged or there is a change in control, Mr. Parnell is to receive at his discretion, severance of $500,000 in cash or restricted common stock at $0.50 per share. Mr. Parnell is eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by the Board of Directors. The Parnell Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Parnell Agreement Addendum”).  The Parnell Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Parnell’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Parnell in year four and five, provided Mr. Parnell is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. On August 31, 2012, the Board approved the issuance of 1,250,000 shares of common stock related to (i) $500,000 in severance at $.50 per share for the change in control effected on December 15, 2010: and (ii) 125,000 shares related to each of years 4 and 5 for the change in control effected on August 22, 2011, each as outlined in the Parnell Agreement and Addendum.

Matthew Hoff

On December 10, 2010, the Company entered into a Revised Employment Agreement (“Hoff Agreement”) with Matthew Hoff, the Company’s Business Manager. Under the terms of the Hoff Agreement, Mr. Hoff’s salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Hoff was awarded 300,000 shares of restricted common stock. In the event the Company is sold or merged or there is a change in control, Mr. Hoff is to receive at his discretion, severance of $500,000 in cash or restricted common stock at $0.50 per share. Mr. Hoff is eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by the Board of Directors. The Hoff Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Hoff Agreement Addendum”).  The Hoff Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Hoff’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Hoff in year four and five, provided Mr. Hoff is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. On August 31, 2012, the Board approved the issuance of 1,250,000 shares of common stock related to (i) $500,000 in severance at $.50 per share for the change in control effected on December 15, 2010: and (ii) 125,000 shares related to each of years 4 and 5 for the change in control effected on August 22, 2011, each as outlined in the Hoff Agreement and Addendum.

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

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Schifrin Agreement Addendum”).  The Schifrin Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Schifrin’s salary was $96,000 in year one, and is to be negotiated in years 2 through 5. The Company also agreed to issue 125,000 shares per year to Mr. Schifrin, provided Mr. Schifrin is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. As of June 31, 2012 and December 31, 2011, the Company has accrued $712,500 as Accrued compensation – officers, in the accompanying balance sheet. On August 31, 2012, the Board approved the issuance of 650,000 shares of common stock related to (i) 150,000 shares of common stock related to his service as a director; and (ii) 125,000 shares related to years 4 and 5 for the change in control effected on August 22, 2011, as outlined in the Schifrin Agreement Addendum.

On November 29, 2011, Mr. Schifrin’s title was changed to Chief Operating Officer.

Daniel McGroarty

On November 29, 2011, Daniel McGroarty was appointed President of the Company. On January 1, 2012, Company entered into an Employment Agreement (“McGroarty Agreement”) with Mr. McGroarty which is subject to Board approval. Under the terms of the McGroarty Agreement, Mr. McGroarty’s salary was $120,000 in year one and is to be negotiated in years 2 and 3. Mr. McGroarty was awarded 650,000 shares of restricted common stock. The McGroarty Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party. On August 27, 2012, the Board approved the McGroarty Agreement and on August 31, 2012, the Board approved the McGroarty issuance of 650,000 shares of common stock under the McGroarty Agreement.

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

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as Chief Financial Officer of the Company. Mr. Scott will receive: (i) US $4,000 cash per month and (ii) restricted shares of Company common stock equaling US $3,000 per month. On August 31, 2012, the Board approved the issuance of 72,000 shares of common stock related to the Scott Consulting Agreement. The fair value of the shares was $0.27 per share.

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total

2013	$2,916
2014	-
2015	-
2016	-
2017	-
Beyond	-
Total	$2,916

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

The following table presents revenues, operating income (loss) and total assets by reportable segment for the three and nine months ended September 30, 2012 and 2011:

(dollars in thousands)

	Advertising	Mineral
Company	Services	Exploration	Total
Three Months Ended September 30, 2012
Revenues	$487	$-	$487
Income (loss) from operations	34	(1,255)	(1,221)
Total assets	467	547	1,014

Three Months Ended September 30, 2011
Revenues	$864	$-	$864
(Loss) from operations	(741)	(19,192)	(19,933)
Total assets	842	1,701	2,543

Nine Months Ended September 30, 2012
Revenues	$1,707	$-	$1,707
Income (loss) from operations	226	(5,138)	(4,912)
Total assets	467	547	1,014

Nine Months Ended September 30, 2011
Revenues	$2,286	$-	$2,286
(Loss) from operations	(856)	(25,408)	(26,264)
Total assets	842	1,701	2,543

The following table reconciles operating loss to net loss:

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

(Loss) from operations	$(1,221)	$(19,933)	$(4,912)	$(26,264)
Other (loss)	(90)	(2,491)	(127)	(6,468)
(Loss) before income taxes	(1,311)	(22,424)	(5,039)	(32,732)
Income tax (benefit)	-	-	-	-
Net (loss)	$(1,311)	$(22,424)	$(5,039)	$(32,732)

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

The drill permits application and plan of operation for drilling at the USRE Idaho Projects was approved October 18, 2012 and the required reclamation bond was posted on October 23, 2012. We expect to drill at the Diamond Creek and North Fork Properties sites in Idaho 2013, subject to addition financing..

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

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(dollars in thousands)

	Three Months Ended September 30,
	2012	2011	$ Variance	% Variance

Advertising revenue	$487	$864	$(377)	-44%
Cost of revenues	245	430	(185)	43%
Gross margin	242	434	(192)	-44%
Operating expenses-
Selling, general and administrative expenses	1,316	4,492	(3,176)	71%
Exploration expense	147	347	(200)	58%
Impairment expense	-	15,528	(15,528)	100%
Total operating expenses	1,463	20,367	(18,904)	93%
(Loss) from operations	(1,221)	(19,933)	18,712	94%
Other income (expense):
Interest expense	(90)	(3)	(87)	-2900%
Unrealized loss on warrant derivative liability	-	(2,488)	2,488	100%
Total other income (loss)	(90)	(2,491)	2,401	96%
(Loss) before income taxes	(1,311)	(22,424)	21,113	94%
Income tax expense	-	-	-	0%
Net (loss)	$(1,311)	$(22,424)	$21,113	94%

Advertising Revenue

Advertising revenues for the three months ended September 30, 2012 decreased $377,000 to $487,000 as compared to $864,000 for the three months ended September 30, 2011.  The decrease was due to a focus on higher margin customers.

Cost of Sales

Cost of sales for the three months ended September 30, 2012 decreased $185,000 to $245,000 as compared to $430,000 for the three months ended September 30, 2011. The decrease was due to lower costs.

Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 decreased $3,176,000 to $1,316,000 as compared to $4,492,000 for the three months ended September 30, 2011. During the three months ended September 30, 2012 and 2011, we recorded $36,000 and $566,000, respectively, in stock-based compensation, Exploration expenses for the three months ended September 30, 2012 decreased $200,000 to $147,000 as compared to $347,000 for the three months ended September 30, 2011. The decrease was due to reduced exploration expenses.

Selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the three months ended September 30, 2012 and 2011 consisted of permits and other exploration expenses.

Net (Loss)

Net loss for the three months ended September 30, 2012 was $1,311,000 as compared to $22,424,000 for the three months ended September 30, 2011.  We acquired USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the three months ended September 30, 2012 included $3,422,000 in non-cash expenses. The net loss for the three months ended September 30, 2011 included $20,732,000 in non-cash expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011	$ Variance	% Variance

Advertising revenue	$1,707	$2,286	$(579)	-25%
Cost of revenues	840	1,413	(573)	41%
Gross margin	867	873	(6)	-1%
Operating expenses-
Selling, general and administrative expenses	5,498	10,516	(5,018)	48%
Exploration expense	281	1,093	(812)	74%
Impairment expense	-	15,528	(15,528)	100%
Total operating expenses	5,779	27,137	(21,358)	79%
(Loss) from operations	(4,912)	(26,264)	21,352	81%
Other income (expense):
Interest expense	(128)	(3)	(125)	-4167%
Other income	1	-	1	100%
Unrealized loss on warrant derivative liability	-	(6,465)	6,465	100%
Total other (expense)	(127)	(6,468)	6,341	98%
(Loss) before income taxes	(5,039)	(32,732)	27,693	85%
Income tax expense	-	-	-	0%
Net (loss)	$(5,039)	$(32,732)	$27,693	85%

Advertising Revenue

Advertising revenues for the nine months ended September 30, 2012 decreased $579,000 to $1,707,000 as compared to $2,286,000 for the nine months ended September 30, 2011. The decrease was due to a focus on higher margin customers.

Cost of Sales

Cost of sales for the nine months ended September 30, 2012 decreased $573,000 to $840,000 as compared to $1,413,000 for the nine months ended September 30, 2011.The decrease was due to lower costs.

Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2012 decreased $5,018,000 to $5,498,000 as compared to $10,516,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011, we recorded $570,000 and $5,573,000, respectively, in stock-based compensation.  Exploration expenses for the nine months ended September 30, 2012 decreased $812,000 to $281,000 as compared to $1,093,000 for the nine months ended September 30, 2011. The decrease was due to reduced exploration expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the three and nine months ended September 30, 2012 and 2011 consisted of permits and other exploration expenses.

Net (Loss)

Net loss for the nine months ended September 30, 2012 was $5,039,000 as compared to $32,732,000 for the nine months ended September 30, 2011.  We acquired USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the nine months ended September 30, 2012 included $6,612,000 in non-cash expenses. The net loss for the nine months ended September 30, 2011 included $29,728,000 in non-cash expenses, including a $6,465,000 unrealized loss on warrant derivative liability.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $81,000, accounts receivable of $359,000 and a working capital deficit of $456,000 as of September 30, 2012.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 was $941,000. This amount was primarily related to a net loss of $5,039,000, offset by depreciation and amortization and non-cash expenses of $6,612,000, offset by the reduction in accounts payable and accrued expenses of $2,486,000. The net loss reflects the acquisition on USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $500,000. This amount was primarily related to proceeds from the sale of common stock and warrants of $586,000 and the proceeds from convertible debentures of $650,000, offset by the repayment of notes payable - related-parties of $735,000.

Our unaudited contractual cash obligations as of September 30, 2012 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$2,916	$2,916	$-	$-	$-
Capital lease obligations	-	-			-
Note payable	-	-	-	-	-
Mining expenditures	3,200,000	3,200,000			-
Acquisitions	-	-			-
	$3,202,916	$3,202,916	$-	$-	$-

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2011, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of September 30, 2012, we had no uninsured cash amounts.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of September 30, 2012:

We do not have an audit committee.  An audit committee with three independent directors would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to form an audit committee during 2012.

(b)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected or is likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Legal Proceedings

U.S. Rare Earths, Inc. v. Williams et al., in the Eighth Judicial District Court, Clark County, Nevada (Case No. A668230-B, Dept. Thirteen, Las Vegas NV 89155).  We filed this action on September 12, 2012 in the Eighth Judicial District Court, Clark County, Nevada.  The claims primarily arise out of a Schedule 14C Information Statement (“Information Statement”) and August 24, 2012 Written Consent of a Majority of Shareholders of USRE (“Written Consent”) which purported to re-elect five existing members of the USRE Board of Directors (John Victor Lattimore Jr., H. Deworth Williams, Edward F. Cowle, Michael D. Parnell, and Harvey Kaye), while removing three Board members (Daniel McGroarty, Greg Schifrin, and Kevin Cassidy), without electing successors, and Defendants’ claim that they reduced the size of the USRE Board from nine to five.  In the action, we filed a Motion for Temporary Restraining Order and Preliminary Injunction on September 17, 2012.  The court issued a Temporary Restraining Order (TRO) after a hearing on September 27, 2012, prohibiting any meetings of the Board of Directors and prohibiting any persons from holding themselves out as members of the Company’s Board of Directors..  Defendants counter-moved for a preliminary injunction on October 4, 2012.  After hearing of the matters on October 11, 2012, the Court granted our Motion for Preliminary Injunction in part. The preliminary injunction keeps the prohibitions regarding the Board in the TRO in place, and also provides that no persons shall take any actions on our behalf other than in the ordinary course of business.  In accordance with the Court order, we nominated three candidates for appointment as special master by November 2, 2012.  The special master will assist the Court in determining the Company’s shareholders and scheduling a meeting of the shareholders to address the composition of the Board of Directors.  On October 24, 2012, the Defendants filed their Answer and Counterclaims.  Defendants allege counterclaims against the Company, several Directors, and a company affiliated with one of the Company’s Directors.  The Company believes Defendants’ Counter-claims lack merit, both factually and procedurally, and the Company intends to vigorously contest the claims.

As a result of the preliminary injunction, our officers are operating the Company in the ordinary course of business until the meeting of shareholders to be effectuated by the special master. In addition, the transfer agent has declined to process certificates for share issuances while the litigation is pending, including the share issuances approved by the Board on August 31, 2012.

Williams et al. v. U.S. Rare Earths, Inc., U.S. District Court for the District of Utah (Case No. 2:12-cv-00905).  On September 14, 2012, Petitioners, former Directors of the Company, filed a “Verified Petition for Extraordinary Relief or, Alternatively, For Issuance of a Writ of Mandamus” in Utah state court.  We removed the case to federal court, and Petitioners filed an Amended Verified Petition for Extraordinary Relief or, Alternatively, For Issuance of a Writ of Mandamus.  On October 10, 2012, we moved to dismiss or to stay the action pending the outcome of the parallel, earlier-filed Nevada litigation.  The Court has scheduled a hearing on our motion on February 13, 2013.

For more information about the background of the dispute that is the basis of the legal proceedings, please refer to the Company’s 8-K filings which are available on EDGAR at www.sec.gov/edgar.

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

The Company is exposed to legal proceedings which severely limit the Company’s ability to obtain financing while such proceedings are ongoing, and  the outcome of which will impact the management of the Company and could adversely affect the Company’s financial condition or results of operation.

We are involved in legal proceedings as discussed in Item I, Legal Proceedings. Until such time as the court renders a decision, the Board is prohibited from meeting and the Company is  enjoined from taking any actions outside the ordinary course of business, which severely limits the ability of the Company to raise necessary capital. The outcome of the pending lawsuits will  determine who is involved in the management of the Company. An unfavorable decision is expected to have a material adverse effect on our cash flows, financial condition or results of operations. It is not currently known how long a resolution of the proceedings will take and the Company may fail as a result of not being able to raise the additional financing necessary to operate the business.

For more information about the background of the dispute that is the basis of the legal proceedings, please refer to the Company’s 8-K filings which are available on EDGAR at www.sec.gov/edgar.

If we do not obtain additional financing, our business will fail.

During the year ended December 31, 2011 and the nine months ended September 30, 2012, we had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2011 was approximately $38,718,000. The net loss for the year ended December 31, 2011 included approximately $35,780,000 of non-cash expenses. Net loss for the nine months ended September 30, 2012 was approximately $5,039,000. The net loss for the nine months ended September 30, 2012 included approximately $6,612,000 of non-cash expenses.

The Company’s current operating funds are less than necessary to complete all intended exploration of the property, and therefore it needs to obtain additional financing in order to complete our business plan. As of September 30, 2012 we had cash of approximately $81,000 and accounts receivable of approximately $359,000.

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

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  Our recent efforts to generate additional liquidity, including through sales of our common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes set forth in this Form 10-Q. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital or the issuance of convertible debentures. Any sale of share capital or the issuance of convertible debentures will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

Certain shareholders have substantial influence over our company.

As of August 24, 2012 and the start date of the Legal Proceedings discussed in Item 1 Legal Proceedings, the former large shareholders of USRE-Delaware which we acquired on August 22, 2011 and Seaglass which we acquired on December 15, 2010 own or control 11.5 million shares or approximately 52.8% of the Company’s issued and outstanding common stock and 45.8% of our common stock on a fully diluted basis.

As of November 19, 2012 , the former large shareholders of USRE-Delaware which we acquired on August 22, 2011 and Seaglass which we acquired on December 15, 2010 own 12.0 million shares or approximately 43.3% of the Company’s issued and outstanding common stock and 38.6% of our common stock on a fully diluted basis.

These shareholders, in combination with other shareholders, could cause a change of control of our board of directors, approve or disapprove any matter requiring stockholder approval, cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

Conflict of interest.

Some of our officers and directors are also directors and officers of other companies, and conflicts of interest may arise between their duties as our officers and directors and as directors and officers of other companies. These factors could have a material adverse effect on our business, financial condition and results of operations. The Company has entered into financing and consulting arrangements with entities controlled by directors of the Company.  See Note 6, Related Party Transactions.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of November 19, 2012, there were 27.6 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Significant shares of common stock are held by our principal shareholders, other insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

●
Announcements by us regarding liquidity, legal proceedings, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets,

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2012, the Company granted 750,000 shares to three directors which were previously granted but not issued.  The shares were valued at the grant date price of $2.85 per share and recorded as a liability until the issuance was approved by the board of directors.

On August 31, 2012, the Company agreed to issue 3,025,000 restricted shares of common stock to directors, consultants and employees for services. The shares were valued at 0.27 per share, the market price of the shares.  The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on September 6, 2012 with regard to these stock issuances.

On September 12, 2012, the Company closed a private placement with Lattimore Properties, Inc., a Texas company affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors. The private placement consisted of the sale of an aggregate of 2,045,450 shares of the Company’s common stock for $550,000 at the market price of $0.27 per share. The shares issued under the private placement are restricted under applicable securities laws and are not freely tradable. The per share price of $0.27 per share is subject to possible adjustment at a later time based on the results of a fairness opinion. The Company is not required to file a registration statement.

Unless otherwise indicated, all of the above private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description

10.1	Secured Convertible Promissory Note dated September 13, 2012 by and between U.S. Rare Earths, Inc. and Unique Materials LLC. (1)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). (1)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: November 19, 2012	By:	/s/ Michael D. Parnell
Michael D. Parnell
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)