Form 10-K
period 2012-12-31
U.S. RARE EARTHS, INC
filed 2013-04-08
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2012

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ____________ to ____________

Commission File No. 000-31199

U.S. RARE EARTHS, INC.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☑ No

As of June 30, 2012 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $14,591,316.

As of April 8, 2013, the Company had 27,822,811 shares of common stock granted, subject to adjustment based on the terms of the Settlement Agreement discussed in Item 3, Legal Proceedings.

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

The drill permits application and plan of operation for drilling at the USRE Diamond Creek, Idaho Project was approved October 18, 2012 and the required reclamation bond was posted on October 23, 2012. We conducted limited drilling at Diamond Creek in December 2012 and expect to drill at the Diamond Creek and North Fork Properties sites in Idaho in 2013, subject to additional financing. On February 21, 2013, we announced approval for our drill permit on our Sheep Creek property in Montana.

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

RARE EARTH ELEMENTS INDUSTRY OVERVIEW

Rare Earth Elements

The rare earths elements (“REE”) group includes 17 elements: the 15 lanthanide elements (cerium, lanthanum, neodymium, praseodymium, promethium, which does not occur naturally, samarium, europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium), plus two elements with similar chemical properties to the lanthanides, yttrium and scandium. The oxides produced from processing REEs are collectively referred to as REOs. Light and heavy REEs are contained in all rare earth deposits. Our deposits in Colorado, Idaho and Montana contain such REE’s.  As Heavy REEs (HREE) are generally less prevalent than Light REEs, HREEs command higher sales prices on a per kilogram basis.

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

Thorium

According to the U.S. Geological Survey (“USGS”), thorium is "contained primarily in the rare-earth ore mineral monazite and the thorium mineral thorite. Without demand for the rare earths, monazite would probably not be recovered for its thorium content. Other ore minerals with higher thorium contents, such as thorite, would be more likely sources if demand significantly increased. New demand is possible with the development and testing of thorium nuclear fuel in Russia and India.

Reserves exist primarily in recent and ancient placer deposits and in thorium vein deposits such as those in the Lemhi Pass area of Idaho.

USGS estimates the U.S. thorium resource at 440,000 metric tons, and global thorium resources at 1,400,000 metric tons.  USGS has also calculated that the Lemhi Pass area, primarily controlled by the Company is home to 71 percent of the U.S. total resource - approximately 315,000 metric tons of thorium.

The United States is presently dependent on foreign sources for 100% of its annual thorium use.

Rare Earths Pricing

Pricing for REEs has experienced significant volatility over the past several years due to (i) the recent global financial crisis; (ii) a severe contraction by China, beginning in 2010, of rare earths it allowed for export; (iii) China's continuing efforts to institute stronger environmental reforms across its rare earth industry, force industry consolidation, and constrict rare earth production; (iv) a build-up of stockpiles by rare earth consumers and government entities; and (v)a general lack of certainty among rare earth customers regarding the reliability of the future supply of REEs. Current prices for all REEs remain significantly higher than historic (pre-2010) levels, but have fallen from the peak levels seen in 2011.

Rare Earths Applications and Utilities

The unique properties of REEs have made them critical components in a range of green-tech and high-tech applications, as well as advanced defense systems and space-based communications systems.

Green-tech applications include:

●      Hybrid cars and electric vehicles
●      Wind turbines
●      Solar photovoltaics
●      CFL light bulbs

High-tech applications include:

●      Cell phones and digital music players
●      Computer hard disk drives
●      Microphones
●      Fiber optics
●      Lasers

Defense and space applications include:

●      Global positioning systems
●      Radar and sonar
●      Major sea, land and air-based weapons systems

Advanced water treatment applications include:

●      Industrial, military, homeland security applications
●      Foreign aid applications

Rare Earth Demand

According to Industrial Materials Co of Australia Pty Ltd (“IMCOA’), widely recognized as an independent source for REE forecasting, global demand in 2010 was estimated to be approximately 133,600 metric tons of REO. The IMCOA estimates demand will be approximately 185,000 metric tons of REO in 2015.

Estimated rare earth demand by application for 2010 and 2015 is detailed below.

Rare Earth Demand by Application-U.S. and World, 2010

Source: IMCOA, 2011

Rare Earth Demand by Application-U.S. and World, 2015

Source: IMCOA, 2011

IMCOA lists the following factors influencing future demand for REE:

●
the use of neodymium, praseodymium and dysprosium in high-strength NdFeB magnets that are critical to hybrid and electric vehicles and the increased construction of wind power generation facilities, particularly off-shore installations;

●	the use of lanthanum and cerium for NiMH batteries that are utilized in hybrid and electric vehicles;

●	the use of europium, terbium and yttrium in the production of compact fluorescent light bulbs;

●	the use of high-strength NdFeB magnets in the miniaturization of electronic products;

●	the use of lanthanum by refineries processing lower quality crude oil that consumes greater quantities of fluid cracking catalysts;

●	the increased use of REEs in the drive to improve energy efficiency and reduce greenhouse gas, or GHGs, by the United States and the European Union;

●	the use of cerium in advanced water filtration applications; and

●	continued research and commercialization of new applications for rare earths products.

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

REE Supply

According to IMCOA, China provided 135,000 metric tons of REE in 2010 and expects to increase this to 140,000 metric tons by 2015. In the U.S., Molycorp, Inc. reopened the Mountain Pass Mine, CO mine in 2012, ending a decade in which the U.S. had no REE production.  By the middle of 2013, Molycorp, Inc. expects to provide on an annual basis 20,000 metric tons of REE.

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

Additionally, the U.S. Department of Defense is conducting a study to determine its rare earth requirements and supply chain vulnerabilities and whether to build a strategic stockpile. These stockpile programs will likely accelerate the pace of the current and projected global REE supply deficit.  The Department of Defense National Defense Stockpile Requirements Report of 2013 includes 6 Rare Earths in its list of 19 metals deemed to be in shortfall.

In March 2012, the governments of the U.S. and Japan, joined by the European Union, instituted a WTO action aimed at China’s REE export quota policies.  Should the action prevail and force a change in China REE export policies, the WTO process is not expected to result in a net increase in REE production.  The challenge of meeting growing global demand will remain.

National Security Factors and REE

An April 2010 U.S. GAO Report provides a snapshot of U.S. REE exposure in the U.S. defense supply chain:

●	Government officials emphasized the significance of the widespread use of commercial-off-the-shelf products in defense systems that include rare earth materials, such as computer hard drives;

●	Heavy REEs, such as dysprosium, which provide much of the heat-resistant qualities of permanent magnets used in many industry and defense applications, are considered to be important;

●
Government and industry officials told the U.S. GAO that where rare earth materials are used in defense systems, the materials are responsible for the functionality of the component and would be difficult to replace without losing performance;

●
A 2009 National Defense Stockpile configuration report identified lanthanum, cerium, europium and gadolinium as having already caused some kind of weapon system production delay and recommended further study to determine the severity of the delays; and

●	Defense systems will likely continue to depend on rare earth materials, based on their life cycles and lack of effective substitutes.

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

Our success depends on a number of factors, including:

●	Overall REO grade obtained;

●	Timely ability to obtain and maintain exploration and development, operating and environmental permits;

●	The amount of recoverable high-value REEs contained in ore (such as those REEs designated as “critical risk” by the U.S. DOE: yttrium, neodymium, terbium, europium and dysprosium);

●	Reserve life;

●	The ability to separate and concentrate rare earth minerals;

●	The ability to mitigate impacts of the natural radioactive material content of the ore and the ability to responsibly and economically manage radioactive waste;

●	The cost of bringing the property into production; and

●	Access to critical infrastructure, including electricity, fuel, and transportation.

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

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to our legal risks, our need for additional financing, the volatility of the price of rare-earth elements, our reserve estimates, operating as a going concern, unique difficulties and uncertainties in mining exploration ventures, and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in “Risk Factors”.

EMPLOYEES

As of December 31, 2012, we had 17 full-time and part-time employees and 1 consultant. Most employees were based in Montoursville, Pennsylvania. The Acting Interim Chief Executive Officer was based out of New York, NY. The Chief Financial Officer was based out of Seattle, Washington and Atlanta, Georgia.

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

ITEM 1A.  RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this prospectus before deciding to invest in shares of the Company’s Common Stock. The most significant risks and uncertainties known and identified by our management are described below; however, they are not the only risks that we face. If any of the following risks actually occurs, our business, financial condition, liquidity, results of operations and prospects for growth could be materially adversely affected, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should acquire shares of our Common Stock only if you can afford to lose your entire investment. We make various statements in this section that constitute “forward-looking statements”. See “Forward-Looking Statements” beginning on page 12 of this Form 10-K.

The Company  has been involved in legal proceedings which have severely limited the Company’s ability to obtain financing, and the outcome of which impacts the management of the Company and could adversely affect the Company’s financial condition or results of operation.

We have been involved in legal proceedings as discussed in Item 3, Legal Proceedings.  Since the lawsuits were filed in September 2012, the Board has been prohibited from meeting and the Company has been enjoined from taking any actions outside the ordinary course of business, which has severely limited the ability of the Company to raise necessary capital. The parties to the pending lawsuits have entered into a settlement agreement which, if accepted by the courts, will determine who is involved in the management of the Company. It is unclear what effect the settlement will have on our cash flows, financial condition or results of operations. If the management that is put in place as a result of the settlement is unable to raise capital quickly, we may fail as a result of not being able to raise the additional financing necessary to operate the business.

For more information about the background of the dispute that is the basis of the legal proceedings, please refer to the Company’s 8-K filings which are available on EDGAR at www.sec.gov/edgar.

If we do not obtain additional financing, our business will fail.

During the years ended December 31, 2012 and 2011, we had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2012 was approximately $6,761,000. The net loss for the year ended December 31, 2012 included approximately $4,060,000 of non-cash expenses. Net loss for the year ended December 31, 2011 was approximately $38,718,000. The net loss for the year ended December 31, 2011 included approximately $35,805,000 of non-cash expenses.

The Company’s current operating funds are less than necessary to complete all intended exploration of the property, and therefore it needs to obtain additional financing in order to complete our business plan. As of December 31, 2012 we had cash of approximately $167,000 and accounts receivable of approximately $190,000.

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

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  Our recent efforts to generate additional liquidity, including through sales of our common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes set forth in this Form 10-K. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

As of August 24, 2012 and the start date of the Legal Proceedings discussed in Item 1 Legal Proceedings, the former large shareholders of USRE-Delaware which we acquired on August 22, 2011 and Seaglass which we acquired on December 15, 2010 owned or controlled 11.5 million shares or approximately 52.8% of the Company’s issued and outstanding common.

As of April 8, 2013, the former large shareholders of USRE-Delaware which we acquired on August 22, 2011 and Seaglass which we acquired on December 15, 2010, on a pro-forma basis and assuming approval and implementation of the terms of the  Settlement Agreement discussed in Item 3, Legal Proceedings, own 11.0 million shares or approximately 38.4% of the Company’s issued and outstanding common stock.  See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Our audited financial statements for the year ended December 31, 2012 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We started exploring our properties in the summer of 2011. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Although we were incorporated in the State of Delaware in 1999 and reincorporated in Nevada in 2007, the Company just acquired our mineral properties with our acquisition of Seaglass in December 2010 and USRE-Delaware in August 2011. We have not earned any revenues from rare-earth elements as of the date of this Form 10-K.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of April 8, 2013, there were 28.5 million shares of common stock issued and outstanding, on a pro-forma basis and subject to adjustment based on the terms of the Settlement Agreement discussed in Item 3, Legal Proceedings. Significant shares of common stock are held by our principal shareholders, other insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The principal offices of USRE are located at Lonoke, Arkansas, which consists of 4,000 sq. ft. of office space. The offices are leased for $916 per month and renew monthly. The facilities are owned by the J.S. Parnell Trust, of which our Chief Operating Officer, Michael D. Parnell is trustee.

We maintain offices for the advertising subsidiary at 12 North Washington Street, Montoursville, Pennsylvania, which consists of 4,000 sq. ft. of office space. The offices are leased from the Hoff Family Limited Partnership that is controlled by Rose Hoff, the wife of Matthew Hoff, a stockholder and former employee. Lease payments are $2,000 per month and renew monthly.

Other than our mining claims, leases, and other real property interests specifically related to mining, USRE does not own real estate nor have plans to acquire any real estate.

ITEM 3.  LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

Pursuant to a Written Consent (“Written Consent”) of a Majority of Shareholders of the Company dated August 24, 2012, directors John Victor Lattimore, Jr., H. Deworth Williams, Edward F. Cowle, Michael D. Parnell, and Harvey Kaye were purportedly re-elected to the Company’s Board, and existing directors Daniel McGroarty, Greg Schifrin and Kevin Cassidy were purportedly removed, thereby reducing the size of the Board to five members. On September 12, 2012, the Company filed an action in the Eighth Judicial District Court, Clark County, Nevada (the “Nevada action”), entitled U.S. Rare Earths, Inc. v. Williams et al., Case No. A668230-B, challenging the validity and effectiveness of the Written Consent. On September 17, 2012, the Court in the Nevada action issued a Temporary Restraining Order (“TRO”) prohibiting any meetings of the Board of Directors from taking place and prohibiting any persons from holding themselves out as members of the Company’s Board of Directors. On October 22, 2012, the Court in the Nevada action issued a Preliminary Injunction mirroring the prohibitions of the TRO and appointing a Special Master to assist in (a) identifying those persons who are entitled to be considered shareholders, and (b) bringing about a shareholders meeting to address the composition of the Board of Directors. The Court further decreed that no person was entitled to take any action on the Company’s behalf other than in the ordinary course of business pending a meeting of shareholders to be effectuated by the Special Master to be appointed by the Court for purposes of establishing a Board of Directors and the composition thereof.

On February 6, 2013, all of the parties in the Nevada action entered into a Stipulation and Order to Modify the Preliminary Injunction (the “Stipulation”) to facilitate the interim operations of the Company. The Stipulation modified the Preliminary Injunction with respect to the Company’s Board of Directors as follows: (a) the parties agreed that Kevin Cassidy, Daniel McGroarty, Victor Lattimore, Winston Marshall, and Michael Parnell would comprise the members of the Board of Directors of the Company (the “Provisional Board”) pending the election of directors by the shareholders at a duly called and held shareholders’ meeting; (b) Edward Cowle would be immediately reinstated as a member of the Provisional Board; (c) the Provisional Board shall not ratify or approve any action of the purported Board undertaken between August 23, 2012 and October 11, 2012; and (d) the Provisional Board shall not issue any additional shares of the Company’s stock to any person without reasonable cash consideration unless all parties to the Nevada action consent to such issuance.

In addition to the Nevada action, a parallel action was filed by H. Deworth William and Edward Cowle against the Company, which action is pending in the U.S. District Court for the District of Utah (the “Utah action”), entitled Williams et al. v. U.S. Rare Earths, Inc. (Case No. 2:12-cv-00905). The Utah action seeks a writ of mandamus directing the Company to immediately recognize the Written Consent. The Company has moved to dismiss or stay the action pending the outcome of the Nevada action, and a hearing on the Company’s motion is scheduled for June 13, 2013. However, assuming the Settlement Agreement described below is approved, the Utah action is expected to be dismissed.

On March 27, 2013, the parties in the Nevada action and the Utah action entered into a Settlement Agreement and General Release, which is subject to court approval (the “Settlement Agreement”) pursuant to which the parties agreed: (a) subject to the Court’s approval of the Settlement Agreement, to dismiss the pending Nevada action and Utah action and to release all claims against one another in those actions; (b) to release any claims pertaining to the Company’s sale of 2,045,450 shares of the Company’s common stock sold to Lattimore Properties, Inc. on September 12, 2012 at a price of $0.27 per share for a total of $550,000; (c) to release any claims pertaining to the Company’s issuance of a convertible secured promissory note to Unique Materials, LLC on September 13, 2012 for $650,000 at 5% interest, convertible into the Company’s shares at not less than $1.00 per share; (d) to enter into a Stock Purchase Agreement pursuant to which H. Deworth Williams, Edward Cowle and Geoff Williams (collectively, the “Sellers”) will sell 1,000,000 shares of the Company’s common stock owned by the Sellers to John Lattimore or his affiliates for a total purchase price of $1,000,000; (e) to compensate Kevin Cassidy and his affiliated companies for their consulting services by issuing to them 3,000,000 shares of restricted Company stock plus a convertible unsecured promissory note for $650,000, convertible into the Company’s common stock at a conversion price of $1.00 per share; (f) to grant to defendants H. Deworth Williams, Edward Cowle, Geoff Williams, Blue Cap Development Corp. and their affiliated entity, Thorium Energy, Inc., a right of first refusal—consistent with the terms and conditions put forth by a bono fide third-party commercial bidder to be determined by the parties—for a period of 10 years with respect to a contract for the disposition of thorium in connection with the Company’s mining of rare earths on its Lemhi Pass properties; and (g) to issue to John Lattimore, Jr. or one of his affiliated companies an option to purchase up to 3 million shares of the Company’s common stock at a price of $1.00 per share and upon such other terms as are determined by the Board of Directors.

The Settlement Agreement also contains certain contingent agreements, which are conditioned upon the Company’s completion of a stock offering and/or PIPE transaction of more than $6 million in the aggregate by the end of 2015. If the Company successfully completes such a stock offering and/or PIPE transaction, the Company has agreed to: (a) assume and maintain the lease of certain offices of the Company located in Salt Lake City, Utah; (b) reimburse H. Deworth Williams for certain business costs and expenses incurred for the benefit of the Company in an amount not to exceed $145,000; (c) reimburse defendants H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. for their costs and fees incurred in the Nevada action and the Utah action in an amount not to exceed $150,000; (d) to retrieve or “claw back” not less than 2.1 million shares of the Company’s common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services; and (e) to employ Edward Cowle as a senior level executive with the Company.

As part of the Settlement Agreement, the parties also agreed to enter into a Voting Shareholder Agreement (the “Voting Agreement”) pursuant to which the parties will vote their respective shares to ensure that the size of the Company’s Board of Directors will remain at seven members (unless increased pursuant to the Company’s Bylaws or by applicable Nevada law), with (a) five members to be nominated by the Lattimore Shareholder Group (consisting of John Lattimore, Unique Materials LLC, Michael Parnell, Matthew Hoff, Kevin Cassidy, Daniel McGroarty and Winston Marshall), two of whom shall be independent directors; and (b) two members to be nominated by the Blue Cap Shareholder Group (consisting of Edward Cowle, H. Deworth Williams, Geoff Williams, Blue Cap Development Corp., and Children’s International Obesity Fund, Inc.). The Voting Agreement is to remain in effect for a period of two years.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “UREE.” The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low

March 31, 2012	$5.00	$2.50
June 30, 2012	$3.50	$1.15
September 30, 2012	$2.70	$0.11
December 31, 2012	$3.74	$0.54

March 31, 2011	$4.50	$2.00
June 30, 2011	$7.00	$1.01
September 30, 2011	$9.50	$4.00
December 31, 2011	$6.50	$4.00

March 31, 2010	$0.50	$0.50
June 30, 2010	$0.50	$0.05
September 30, 2010	$-	$-
December 31, 2010	$2.00	$0.50

As of December 31, 2012, the closing price of the Company's common stock was $1.25 per share. As of December 31, 2012, there were 27,628,366 shares of common stock outstanding held by approximately 116 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names is approximately 200.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2012, there were no sales of unregistered equity securities.

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

	12/31/2010	12/31/2011	12/31/2012
U.S. Rare Earths, Inc.	$100.00	$263.16	$173.13

Molycorp, Inc.	$100.00	$48.06	$9.09

Russell Microcap Index	$100.00	$89.59	$94.73

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

ITEM 6.  SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the year ended December 31, 2012 and 2011. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended,
	12/31/2012 (1)	12/31/2011 (1)	12/31/2010 (1)
(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Advertising revenue	$2,081,334	$3,051,192	$3,890,960
Net loss	(6,760,541)	(38,718,382)	(3,799,351)
Net loss applicable to U.S Rare Earths, Inc. common shareholders	(6,760,541)	(38,718,382)	(3,799,351)
Net loss per share	(0.29)	(2.35)	(0.71)

BALANCE SHEET DATA:
Total assets	795,866	1,454,704	1,199,522
Notes payable- related party	900,000	735,428	-
Stockholders' (deficit)	(2,343,852)	(2,788,831)	791,423

(1) Reflects the net loss of USRE, which we acquired August 22, 2011 and Seaglass, which we acquired December 15, 2010.

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

The drill permits application and plan of operation for drilling at the USRE Idaho Projects was approved October 18, 2012 and the required reclamation bond was posted on October 23, 2012. We expect to drill at the Diamond Creek and North Fork Properties sites in Idaho 2013, subject to addition financing.

Our principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt and the exercise of warrants. USRE plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase. USRE believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front. However, since USRE’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that USRE will in fact be able to raise the additional capital as is needed.

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

(dollars in thousands)

	Year Ended December 31,
	2012	2011	$ Variance	% Variance

Advertising revenue	$2,081	$3,051	$(970)	-32%
Cost of revenues	1,707	1,994	(287)	14%
	374	1,057	(683)	-65%
Operating expenses-
Selling, general and administrative expenses	6,574	17,829	(11,255)	63%
Exploration expense	423	2,027	(1,604)	79%
Impairment expense	-	15,678	(15,678)	100%
Total operating expenses	6,997	35,534	(28,537)	80%
(Loss) from operations	(6,623)	(34,477)	27,854	81%
Other income (expense):
Interest expense	(139)	(17)	(122)	-718%
Other income	1	-	1	100%
Unrealized loss on warrant derivative liability	-	(4,224)	4,224	100%
Total other (expense)	(138)	(4,241)	4,103	97%
(Loss) before income taxes	(6,761)	(38,718)	31,957	83%
Income tax expense	-	-	-	0%
	$(6,761)	$(38,718)	$31,957	83%

YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

ADVERTISING REVENUES

Advertising revenues for the year ended December 31, 2012 decreased $970,000 to $2,081,000 as compared to $3,051,000 for the year ended December 31, 2011. The decrease was due to a focus on higher margin customers and the loss of customers.

COST OF SALES

Cost of sales for the year ended December 31, 2012 decreased $287,000 to $1,707,000 as compared to $1,994,000 for the year ended December 31, 2011. The decrease was due to reduced sales.

EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2012 decreased $11,255,000 to $6,574,000 as compared to $17,829,000 for the year ended December 31, 2011. Exploration expenses for the year ended December 31, 2012 decreased $1,604,000 to $423,000 as compared to $2,027,000 for the year ended December 31, 2011. During the year ended December 31, 2011, we recorded an impairment loss of $15,678,000 related to the acquisition of USRE.

We acquired USRE on August 22, 2011 and Seaglass on December 15, 2010. The expenses for the year ended December 31, 2012 included $4,060,000 of non-cash expenses. The expenses for the year ended December 31, 2011 included $35,805,000 of non-cash expenses.

Selling, general and administrative expenses for the year ended December, 2012 and 2011 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the year ended December 31, 2012 and 2011 consisted of drilling, permits and other exploration expenses.

NET LOSS

Net loss for year ended December 31, 2012 was $6,761,000 as compared to a net loss of $38,718,000 for the year ended December 31, 2011. We acquired USRE on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the year ended December 31, 2012 included $4,060,000 of non-cash expenses. The net loss for the year ended December 31, 2011 included $35,805,000 of non-cash expenses.

On December 31, 2011, we evaluated the carrying value of the goodwill held on its books for the acquisition of USRE and determined, due to a lack of operating history for USRE, the lack of a valuation and the uncertainty of the future cash flow to be received from its operations decided to impair the value of the mining property to $0. This resulted in an impairment expense of $15,678,000 for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $167,000, accounts receivable of $190,000 and a working capital deficit of $1,883,000 as of December 31, 2012.

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

We have budgeted the following expenditures for the next twelve months, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above:

Expenditures
Exploration costs	$2,900,000
Property payments	200,000
Future property acquisitions	100,000
Total mining	3,200,000
General and administrative	800,000
Total	$4,000,000

OPERATING ACTIVITIES

Net cash used in operating activities for the year ended December 31, 2012 was $923,000. This amount was primarily related to a net loss of $6,761,000, offset by depreciation and amortization and non-cash expenses of $4,060,000, offset by the reduction in accounts payable and accrued expenses of $1,502,000. The net loss reflects the acquisition on USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010.

INVESTING ACTIVITIES

Net cash used by investing activities for the year ended December 31, 2012 was $0.

FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended December 31, 2012 was $569,000. This amount was primarily related to proceeds from the sale of common stock and warrants of $550,000 and the proceeds from convertible debentures and note payable – related party of $900,000, offset by the repayment of notes payable - related-party of $881,000.

Our unaudited contractual cash obligations as of December 31, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,916	$2,916	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Note payable	900,000	-	900,000	-	-
Mining expenditures	3,200,000	3,200,000	-	-	-
Acquisitions	-	-	-	-	-
	$4,102,916	$3,202,916	$900,000	$-	$-

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2011, through December 31, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of December 31, 2012, we had no uninsured cash amounts.

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

(a) Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2012:

We do not have an audit committee. An audit committee with three independent directors would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to form an audit committee during 2013.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected or is likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2012 that were not filed.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Legal Proceedings

Pursuant to a Written Consent (“Written Consent”) of a Majority of Shareholders of the Company dated August 24, 2012, directors John Victor Lattimore, Jr., H. Deworth Williams, Edward F. Cowle, Michael D. Parnell, and Harvey Kaye were purportedly re-elected to the Company’s Board, and existing directors Daniel McGroarty, Greg Schifrin and Kevin Cassidy were purportedly removed, thereby reducing the size of the Board to five members. On September 12, 2012, the Company filed an action in the Eighth Judicial District Court, Clark County, Nevada (the “Nevada action”), entitled U.S. Rare Earths, Inc. v. Williams et al., Case No. A668230-B, challenging the validity and effectiveness of the Written Consent. On September 17, 2012, the Court in the Nevada action issued a Temporary Restraining Order (“TRO”) prohibiting any meetings of the Board of Directors from taking place and prohibiting any persons from holding themselves out as members of the Company’s Board of Directors. On October 22, 2012, the Court in the Nevada action issued a Preliminary Injunction mirroring the prohibitions of the TRO and appointing a Special Master to assist in (a) identifying those persons who are entitled to be considered shareholders, and (b) bringing about a shareholders meeting to address the composition of the Board of Directors. The Court further decreed that no person was entitled to take any action on the Company’s behalf other than in the ordinary course of business pending a meeting of shareholders to be effectuated by the Special Master to be appointed by the Court for purposes of establishing a Board of Directors and the composition thereof. Accordingly, all persons who were board members at any time during 2012 are listed in the table, except for the following:

Gregory Schifrin- resigned effective December 15, 2012.
Geoff Williams- resigned effective August 23, 2012.
Harvey Kaye- resigned effective September 20, 2012.

On February 6, 2013, all of the parties in the Nevada action entered into a Stipulation and Order to Modify the Preliminary Injunction (the “Stipulation”) to facilitate the interim operations of the Company. The Stipulation modified the Preliminary Injunction with respect to the Company’s Board of Directors as follows: (a) the parties agreed that Kevin Cassidy, Daniel McGroarty, Victor Lattimore, Winston Marshall, and Michael Parnell would comprise the members of the Board of Directors of the Company (the “Provisional Board”) pending the election of directors by the shareholders at a duly called and held shareholders’ meeting; (b) Edward Cowle would be immediately reinstated as a member of the Provisional Board; (c) the Provisional Board shall not ratify or approve any action of the purported Board undertaken between August 23, 2012 and October 11, 2012; and (d) the Provisional Board shall not issue any additional shares of the Company’s stock to any person without reasonable cash consideration unless all parties to the Nevada action consent to such issuance.

In addition to the Nevada action, a parallel action was filed by H. Deworth William and Edward Cowle against the Company, which action is pending in the U.S. District Court for the District of Utah (the “Utah action”), entitled Williams et al. v. U.S. Rare Earths, Inc. (Case No. 2:12-cv-00905). The Utah action seeks a writ of mandamus directing the Company to immediately recognize the Written Consent. The Company has moved to dismiss or stay the action pending the outcome of the Nevada action, and a hearing on the Company’s motion is scheduled for June 13, 2013. However, assuming the Settlement Agreement described below is approved, the Utah action is expected to be dismissed.

On March 27, 2013, the parties in the Nevada action and the Utah action entered into a Settlement Agreement and General Release, which is subject to court approval (the “Settlement Agreement”) pursuant to which the parties agreed: (a) subject to the Court’s approval of the Settlement Agreement, to dismiss the pending Nevada action and Utah action and to release all claims against one another in those actions; (b) to release any claims pertaining to the Company’s sale of 2,045,450 shares of the Company’s common stock sold to Lattimore Properties, Inc. on September 12, 2012 at a price of $0.27 per share for a total of $550,000; (c) to release any claims pertaining to the Company’s issuance of a convertible secured promissory note to Unique Materials, LLC on September 13, 2012 for $650,000 at 5% interest, convertible into the Company’s shares at not less than $1.00 per share; (d) to enter into a Stock Purchase Agreement pursuant to which H. Deworth Williams, Edward Cowle and Geoff Williams (collectively, the “Sellers”) will sell 1,000,000 shares of the Company’s common stock owned by the Sellers to John Lattimore or his affiliates for a total purchase price of $1,000,000; (e) to compensate Kevin Cassidy and his affiliated companies for their consulting services by issuing to them 3,000,000 shares of restricted Company stock plus a convertible unsecured promissory note for $650,000, convertible into the Company’s common stock at a conversion price of $1.00 per share; (f) to grant to defendants H. Deworth Williams, Edward Cowle, Geoff Williams, Blue Cap Development Corp. and their affiliated entity, Thorium Energy, Inc., a right of first refusal—consistent with the terms and conditions put forth by a bono fide third-party commercial bidder to be determined by the parties—for a period of 10 years with respect to a contract for the disposition of thorium in connection with the Company’s mining of rare earths on its Lemhi Pass properties; and (g) to issue to John Lattimore, Jr. or one of his affiliated companies an option to purchase up to 3 million shares of the Company’s common stock at a price of $1.00 per share and upon such other terms as are determined by the Board of Directors.

The Settlement Agreement also contains certain contingent agreements, which are conditioned upon the Company’s completion of a stock offering and/or PIPE transaction of more than $6 million in the aggregate by the end of 2015. If the Company successfully completes such a stock offering and/or PIPE transaction, the Company has agreed to: (a) assume and maintain the lease of certain offices of the Company located in Salt Lake City, Utah; (b) reimburse H. Deworth Williams for certain business costs and expenses incurred for the benefit of the Company in an amount not to exceed $145,000; (c) reimburse defendants H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. for their costs and fees incurred in the Nevada action and the Utah action in an amount not to exceed $150,000; (d) to retrieve or “claw back” not less than 2.1 million shares of the Company’s common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services; and (e) to employ Edward Cowle as a senior level executive with the Company.

As part of the Settlement Agreement, the parties also agreed to enter into a Voting Shareholder Agreement (the “Voting Agreement”) pursuant to which the parties will vote their respective shares to ensure that the size of the Company’s Board of Directors will remain at seven members (unless increased pursuant to the Company’s Bylaws or by applicable Nevada law), with (a) five members to be nominated by the Lattimore Shareholder Group (consisting of John Lattimore, Unique Materials LLC, Michael Parnell, Matthew Hoff, Kevin Cassidy, Daniel McGroarty and Winston Marshall), two of whom shall be independent directors; and (b) two members to be nominated by the Blue Cap Shareholder Group (consisting of Edward Cowle, H. Deworth Williams, Geoff Williams, Blue Cap Development Corp., and Children’s International Obesity Fund, Inc.). The Voting Agreement is to remain in effect for a period of two years.

Directors and Officers

The following table sets forth, as of December 31, 2012, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

				Per Written	Per Board
Name	Age	Positions and Offices Held	Since	Consent	Action

Kevin Cassidy	56	Independent Director	August 24, 2011	+	*
		Acting Interim Chief Executive Officer	December 10, 2012- March 7, 2013
		Chief Executive Officer	March 8, 2013

Michael D. Parnell	54	Management Director and Chief Executive Officer	December 31, 2007- December 9, 2012	*	*
		Acting Interim Chief Operating Officer	December 10, 2012- March 7, 2013
		Chief Operating Officer	March 8, 2013

Daniel McGroaty	55	Management Director	December 15, 2010	+	*
		President	November 29, 2011

Mark Scott	59	Chief Financial Officer	December 19, 2011

John Victor Lattimore, Jr.	62	Independent Director	June 27, 2011	*	*

Winston Marshall, M.D., F.A.C.C.	48	Independent Director	August 27, 2012

Edward F. Cowle	56	Independent Director	May 10, 2011	*	+

H. Deworth Williams	77	Independent Director	November 29, 2011	*	+

* denotes a director who was purportedly re-elected in August, 2012.
+ denotes a director who was purportedly removed in August, 2012.

There were competing “board actions” in August 2012, the written consent dated August 24, 2012 that became the subject of the litigation described above, and meetings of the board of directors held on August 27, 2012.

All persons who were board members at any time during 2012 are listed in the table, except for the following:

Gregory Schifrin- resigned effective December 15, 2012.
Geoff Williams- resigned effective August 23, 2012.
Harvey Kaye- resigned effective September 20, 2012.

Michael Parnell resigned as Chief Executive Officer on December 10, 2012 and agreed to serve as Acting Interim Chief Operating Officer instead. Because there was no Board of Directors authorized to act during December 2012, due to the litigation described above, and therefore a new Chief Executive Officer could not be appointed by the board, Kevin Cassidy agreed to serve as Acting Interim Chief Executive Officer. Mr. Cassidy was properly appointed by the Board as CEO by the Provisional Board of Directors on March 8, 2013. Neither officer took any material action during the period from December 10, 2012 to March 7, 2013.

Business Experience Descriptions

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Our Management Directors

Kevin Cassidy

Mr. Cassidy was appointed Chief Executive Officer on March 8, 2013 and served as Acting Interim Chief Executive Officer from December 10, 2012 to March 7, 2013. Previously, Mr. Cassidy was appointed an Independent Director on August 24, 2011. Mr. Cassidy also is the Managing Member and Founder of Logic International Consulting Group, LLC, a consulting firm specializing in the development of global trading businesses and the creation of the requisite infrastructure, management and support paradigms of said platforms.

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

Michael D. Parnell

Mr. Parnell was appointed Chief Operating Officer on March 8, 2013 and served as Acting Interim Chief Operating Officer from December 10, 2012 to March 7, 2013. Mr. Parnell has been a director since December 31, 2007. Mr. Parnell was appointed as a director following the acquisition of Media Depot, and also served as Chief Executive Officer of the Company from December 31, 2007 to December 10, 2012. Mr. Parnell is a graduate of the University of Arkansas with a degree in Agricultural Economics. In 2002, Mr. Parnell joined J.I.T. Distribution as President and was responsible for marketing, licensing and branding a variety of odor control products through retail distribution chains. In 2004, Mr. Parnell joined GWA, a national advertising agency as a National Account Director, directing Co-Op advertising for 23 markets across the United States. In 2005, Mr. Parnell joined Media Depot as National Account Director and was responsible for securing new clients and maintaining existing client relationships. Prior to 2002, Mr. Parnell was a portfolio manager with the Investment Banking firms of EF Hutton and Paine Webber for almost 20 years.

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

Mr. McGroarty was appointed a director based on his significant experience and contacts in rare earth element industry.

Our Independent Directors

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

Mr. Lattimore was appointed a director based on his significant experience and contacts in rare earth element industry.

Winston S. Marshall, M.D., F.A.C.C.

Winston Marshall, M.D. was appointed as a director of the Company on August 27, 2012. Dr. Marshall had served on the Company’s Advisory Board since April 2011 and had provided guidance regarding rare-earth minerals and their impact on the medical field. He is an active staff member at the Wilson N. Jones Medical Center in Sherman, Texas since 2001, where he has held Committee and Leadership Roles including; Cardiovascular Section Committee Chair, P & T/Infection Control Committee Chair, P & T/Infection Control Committee Member Surgical Invasive Committee, Acute/Critical Care Committee Chair, the Cardiovascular Section Committee Chair, Physician Organization (PO) Board Member and a Surgical Invasive Committee Member. Dr. Marshall has been an active staff member at The Heart Hospital Baylor Plano in Plano, Texas since 1998, where he has held Committees and Leadership Roles including; P & T/Infection Control Committee Member, Medical Executive Committee Member, Baylor House staff Representative, Transfusion Committee, and the Medical Education Committee at Baylor University. His Postgraduate work included; Fellowship - Cardiovascular Diseases, Residency - Internal Medicine and an Internship, Internal Medicine at Baylor University Medical Center, Dallas, Texas.

Winston Marshall is a Doctor of Medicine from The University of Texas Southwestern Medical Center Dallas, Texas and has an Undergraduate degree in Biomedical Engineering from Texas A&M University, College Station, Texas. Professional Organizations include being a Fellow, American College of Cardiology, an American College of Cardiology Member, a member of the; American Medical Association, Texas Medical Association, American Society of Nuclear Cardiology, Grayson County Medical Society and the Dallas County Medical Society. Dr. Marshall is currently the Vice-President; Physician, Interventional Cardiology, Sherman Cardiovascular Care Associates. He has been honored with many Honors and Awards including the Baylor University Medical Center’s Teaching Award and Texas A&M University’s Tau Beta Pi National Engineering Honor Society, Alpha Aeta Mu Beta Biomedical Honor and was on the TAMU Deans List: 1985, 1987, and 1988. He is the author of several important, medical publications.

Mr. Marshall was appointed to the Board based on his significant experience and contacts in rare earth element industry.

Edward F. Cowle

Following a ten year career on Wall Street, Mr. Cowle has been starting, financing, and advising small businesses for the past 20 years. Mr. Cowle has been a director and former CEO of US Rare Earths, Inc. (Delaware), a company that U.S. Rare Earths, Inc. (Nevada) acquired in August 2011, and its predecessor Thorium Energy, Inc., since 2007. USRE is an exploration and development company with rare earth and thorium deposits in Idaho and Montana.

Mr. Cowle was a founder, and remains a Director, and principal of Laser Technology, Inc., the world leader in sales of laser based law enforcement speed guns.

Mr. Cowle has also worked closely with the Office of Industrial Liaison at New York University Medical School, investing in and incubating several technologies. Mr. Cowle structured a lucrative licensing deal with C. R. Bard for a start-up company that he co-founded with Temple University Office of Technology Development and Commercialization.

Mr. Cowle was a founding shareholder and investor in Biophan Technology and worked closely with management to develop business, financing, and investor awareness. The company subsequently licensed and sold its technology to Boston Scientific and Medtronic. The core products are currently being sold to the medical community.

Mr. Cowle was a founder of Golf Technologies, Inc., the owner and manufacturer of the “Snake Eyes” brand of golf equipment and apparel. The company was bought by Golfsmith who currently sells the Snake Eyes line of products.

Mr. Cowle formerly served as Senior Vice President Investments–Paine Webber and Co. and Vice President-Bear Stearns and Co. He graduated from Fairleigh Dickinson University in 1978 with a BA in English and American studies.

Other Executive Officers

Mark Scott

Mr. Scott was appointed Chief Financial Officer on December 19, 2011. Mr. Scott has significant financial, capital market and experience in public microcap companies. Mr. Scott also serves as (i) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010; and (ii) Chief Financial Officer, Secretary and Treasurer of WestMountain Gold, Inc. since December 8, 2010. Mr. Scott also provides consulting financial services to other public companies.

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

Family Relationships

There are no family relationships among our directors and executive, except for previous directors H. Deworth Williams and Geoff Williams, who are father and son respectively.

Involvement in Certain Legal Proceedings

None of our current directors or executive officers has to the best of our knowledge, during the past ten years:

●
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

●	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
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

●
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

●
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

●
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Committees of the Board of Directors

There were no Compensation, Audit or Nominating Committees in 2012. The Board plans to form committees during 2013. However, that is subject to the Company being able to recruit qualified individuals to serve as Directors of the Company. We will be seeking independent directors in 2013, but no assurance can be given that we will be able to attract qualified individuals who will be willing and able to serve as independent directors.

Compensation Committee Interlocks and Insider Participation

We do not have a Compensation Committee. During this period, no executive officer of the Company served as:

●
a member of the Compensation Committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation Committee; or

●	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation Committee.

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

The Company’s Code of Ethics includes the following:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●
Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the United States Securities and Exchange Commission (the “SEC”) and in other public communications;

●	Compliance with applicable governmental laws, rules and regulations;

●	The prompt internal reporting of violations of this Code; and

●	Accountability for adherence to this Code.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers who served during the year that ended on December 31, 2012. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure.

The Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs.

Compensation Philosophy and Objectives

The major compensation objectives for named executive officers are as follows:

●	to attract and retain highly qualified individuals capable of making significant contributions to the long-term success of the Company;

●	to motivate and reward named executive officers whose knowledge, skills, and performance are critical to the Company’s success;

●	to closely align the interests of the Company’s named executive officers and other key employees with those of its shareholders; and

●	to utilize incentive based compensation to reinforce performance objectives and reward superior performance.

Role of Chief Executive Officer in Compensation Decisions

The Board approves all compensation for the chief executive officer. Currently, the Board consists of Kevin Cassidy, Michael Parnell, Daniel McGroarty, John Victor Lattimore, Jr., Winston Marshall, and (subject to final qualification) Edward Cowle and Nancy Ah Chong (subject to qualifications). We will be seeking independent directors in 2013, but no assurance can be given that we will be able to attract qualified individuals who will be willing and able to serve as independent directors.

The Board makes recommendations on the compensation for the chief executive officer and approves all compensation decisions, including equity awards, for the named executive officers of the Company. Our chief executive officer makes recommendations regarding the base salary and non-equity compensation of other named executive officers that are approved by the Board in its discretion.

Setting Executive Compensation

The Board believes that compensation for named executive officers must be managed to what we can afford and in a way that allows us to meet our goals for overall performance. During 2012, the Board compensated our named executive officers as discussed in Employment Agreements. This compensation reflected our financial condition. The Board does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended December 31, 2012

The Board did not use a formula for allocating compensation among the elements of total compensation during the fiscal year that ended on December 31, 2012. The Board believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For 2012, the principal component of compensation for named executive officers was salaries or consulting fees.

Salaries

Salaries are intended to ensure that our management is fairly and equitably compensated. Generally, salaries are used to appropriately recognize and reward the experience and skills that the employees bring to the Company and provides motivation for career development and enhancement. Salaries ensure that all employees continue to receive a basic level of compensation that reflects any acquired skills which are competently demonstrated and are consistently used at work.

Salaries for our named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. During 2012, the Board compensated our named executive officers as discussed in Employment Agreements. This compensation reflected our financial condition. The Board does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Consulting Fees

Consulting fees are intended to ensure that our management is fairly and equitably compensated. Generally, consulting fees are used to appropriately recognize and reward the experience and skills that the consultants bring to the Company and provides motivation for career development and enhancement. Consulting fees ensures that all consultants continue to receive a basic level of compensation that reflects any acquired skills which are competently demonstrated and are consistently used at work.

Consulting fees for our named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. During 2012, the Board compensated our Chief Financial Officer with a $4,000 monthly consulting fee and $3,000 of our restricted common stock. This compensation reflected our financial condition. The Board does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Performance-Based Incentive Compensation

The Board believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of our named executive officers are eligible to receive performance-based incentive compensation. The Board did not recommend or approve payment of any performance-based incentive compensation to the named executive officers during 2012 based on our financial condition.

Ownership Guidelines

The Board does not require our named executive officers to hold a minimum number of our shares. However, to directly align the interests of executive officers with the interests of the stockholders, the Board encourages each named executive officer to maintain an ownership interest in the Company.

Stock Option Program

We have no stock option program.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the named executive officers.

Perquisites and Other Personal Benefits

We have no perquisites or other personal benefits for the named executive officers. The Board expects to review the levels of perquisites and other personal benefits to be provided to named executive officers.

Tax and Accounting Implications

Deductibility of Executive Compensation

Subject to certain exceptions, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally denies a deduction to any publicly held corporation for compensation paid to its chief executive officer and its three other highest paid executive officers (other than the principal financial officer) to the extent that any such individual's compensation exceeds $1 million. “performance-based compensation” (as defined for purposes of Section 162(m)) is not taken into account for purposes of calculating the $1 million compensation limit, provided certain disclosure, shareholder approval and other requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exceptions to Section 162(m). However, we may authorize compensation payments that do not comply with the exceptions to Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer's performance.

Section 409A is a relatively recent provision of the Code. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A of the Code, and such benefits do not comply with Section 409A of the Code, the executive would be subject to adverse tax treatment, including accelerated income recognition (in the first year that benefits are no longer subject to a substantial risk of forfeiture) and an additional income tax of 20% of the amount so recognized.

The following table provides information concerning remuneration of the chief executive officer, president, chief operating officer, chief financial officer and another named executive officer for the fiscal years then ended December 31, 2012, 2011 and 2010.

Summary Compensation Table

						Non-Equity
						Incentive
					Stock	Plan	Option	Other
			Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Name	Principal Position		($)	($)	($)	($)	($)	($)	($)

Kevin Cassidy (1)	Chief Executive Officer,	12/31/2012	$-	$-	$-	$-	$-	$600,000	$600,000
	Director	12/31/2011	$-	$-	$427,500	$-	$-	$452,500	$880,000
		12/31/2010	$-	$-	$-	$-	$-	$-	$-

Michael D. Parnelll (2)	Chief Operating Officer,	12/31/2012	$137,500	$-	$270,000	$-	$-	$-	$407,500
	Director	12/31/2011	$120,703	$-	$712,500	$-	$-	$-	$833,203
		12/31/2010	$95,000	$-	$-	$-	$-	$-	$95,000

Daniel McGroarty (3)	President, Director	12/31/2012	$120,000	$-	$1,852,500	$-	$-	$-	$1,972,500
		12/31/2011	$-	$-	$712,500	$-	$-	$41,000	$753,500
		12/31/2010	$-	$-	$-	$-	$-	$-	$-

Gregory Schifrin (4)	Former Chief Operating Officer,	12/31/2012	$92,000	$-	$724,500	$-	$-	$-	$816,500
	Director	12/31/2011	$-	$-	$741,000	$-	$-	$67,000	$808,000
		12/31/2010	$-	$-	$-	$-	$-	$-	$-

Mathew Hoff (5)	Former Business Manager	12/31/2012	$137,500	$-	$270,000	$-	$-	$-	$407,500
		12/31/2011	$111,401	$-	$712,500	$-	$-	$-	$823,901
		12/31/2010	$93,000	$-	$-	$-	$-	$-	$93,000

Mark Scott (6)	Chief Financial Officer	12/31/2012	$-	$-	$19,440	$-	$-	$52,000	$71,440
		12/31/2011	$-	$-	$-	$-	$-	$-	$-
		12/31/2010	$-	$-	$-	$-	$-	$-	$-

(1)
Mr. Cassidy was appointed Chief Executive Officer on March 8, 2013 and served as Acting Interim Chief Executive Officer from December 10, 2012 to March 7, 2013. Previously, Mr. Cassidy was appointed an Independent Director on August 24, 2011. Mr. Cassidy also is the Managing Member and Founder of Logic International Consulting Group, LLC (“Logic”). The 2012 other compensation includes consulting fees paid to Logic of $100,000 and unpaid of $500,000 as of December 31, 2012. The 2011 other compensation includes $452,500 paid to Logic. The stock award for 2011 consisted of 150,000 shares issued for Board work and was valued at the market price of $2.85 per share. See the Consulting Agreement on page 43.

(2)
Mr. Parnell was appointed Chief Operating Officer on March 8, 2013 and served as Acting Interim Chief Operating Officer from December 10, 2012 to March 7, 2013. Mr. Parnell continues as a Director. Mr. Parnell was appointed as a director and Chief Executive Officer on December 31, 2007 following the acquisition of Media Depot. The 2012 salary consists of salary paid of $52,535 and unpaid of $84,965. The 2011 and 2010 salary consists of salary paid. Mr. Parnell was granted 1,250,000 shares at the fair market price of $0.27 per share on August 31, 2012. The 2012 stock award related to severance of 1,000,000 shares of the Company’s restricted common stock based on the change in control that occurred with the U.S. Rare Earths (Delaware) merger and resulting change in control. The 1,000,000 shares were valued at the market price of $0.27. In addition, Mr. Parnell was granted 125,000 shares for year four and five of the amended employment agreement for Mr. Parnell that vested with the U.S. Rare Earths (Delaware) merger and resulting change in control and were recorded in 2011. In 2011, the Company recorded the 125,000 shares for year four and five of the amended employment agreement for Mr. Parnell that vested with the U.S. Rare Earths (Delaware) merger and resulting change in control. The 250,000 shares were valued at the market price of $2.85 per share.

(3)
Mr. McGroarty was appointed as a director on December 15, 2010 and President on November 29, 2011. The 2012 salary consists of salary paid of $40,000 and unpaid of $80,000 in accordance with his Employment Agreement dated January 1, 2012. The 2011 other compensation of $41,000 consists of consists of consulting fees paid. The 2012 stock award consisted of 650,000 shares of the Company’s restricted common stock valued at the market price of $2.85 per share related to the signing of his Employment Agreement on January 1, 2012. The 2011 stock award related to Board work and consisted of 250,000 shares of the Company’s restricted common stock valued at the market price of $2.85 per share.

(4)
Mr. Schifrin was appointed President on February 4, 2011 and Chief Operating Officer and Director on November 29, 2011. Mr. Schifrin resigned on December 5, 2012. The 2012 salary consists of salary paid of $20,000 and unpaid of $72,000. The 2011 other compensation of $67,000 consists of consists of consulting fees paid. The 2012 stock award includes (i) 240,000 shares of the Company’s restricted common stock related to his Employment Agreement; (ii) 150,000 related to his Director services; and (iii) 125,000 shares for year four and five of the amended employment agreement for Mr. Schifrin that vested with the U.S. Rare Earths (Delaware) merger and resulting change in control and were recorded in 2011. The 2011 stock award related to his Employment Agreement of 10,000 shares of the Company’s restricted common stock valued at the market price of $2.85 per share and 125,000 shares for year four and five of the amended employment agreement for Mr. Schifrin that vested with the U.S. Rare Earths (Delaware) merger and resulting change in control. The 260,000 shares were valued at the market price of $2.85 per share. The compensation for 2011 excludes $899,324 in fees paid or accrued to a firm controlled by Mr. Schifrin related to the staking of staking of additional claims and filing required paperwork for the maintenance of its claims.

(5)
Mr. Hoff resigned as Business Manager on November 30, 2012. The 2012 salary consists of salary paid of $11,000 and unpaid of $126,500. The 2011 and 2010 salary consists of salary paid. The 2012 stock award related to severance of 1,000,000 shares of the Company’s restricted common stock based on the change in control that occurred with the U.S. Rare Earths (Delaware) merger and resulting change in control. The 1,000,000 shares were valued at the market price of $0.27. In addition, Mr. Hoff was granted 125,000 shares for year four and five of the amended employment agreement for Mr. Hoff that vested with the U.S. Rare Earths (Delaware) merger and resulting change in control and were recorded in 2011. In 2011, the Company recorded the 125,000 shares for year four and five of the amended employment agreement for Mr. Parnell that vested with the U.S. Rare Earths (Delaware) merger and resulting change in control. The 250,000 shares were valued at the market price of $2.85 per share.

(6)
Mr. Scott was appointed Chief Financial Officer on December 19, 2011. The 2012 other compensation consists of consulting fees paid of $48,000 and unpaid of $4,000. Mr. Scott was granted 72,000 shares of restricted common stock. The shares were valued at the market price of $0.27 per share.

The Settlement Agreement dated March 27, 2013 also contains certain contingent agreements, including the Company agreed to retrieve or “claw back” not less than 2.1 million shares of the Company’s common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services.

Grants of Stock Based Awards (Not Granted Under Any Plan) in Fiscal Year Ended December 31, 2012

There were no stock based awards during the fiscal year ended December 31, 2012.

Outstanding Equity Awards in Fiscal Year Ended December 31, 2012

There were no outstanding equity awards as of December 31, 2012.

Option Exercises and Stock Vested in Fiscal Year Ended December 31, 2012

There were no stock based awards or stock option grants during the fiscal year ended December 31, 2012.

Employment Agreements

Michael Parnell

On December 10, 2010, the Company entered into a Revised Employment Agreement (“Parnell Agreement”) with Michael Parnell, the Company’s Chief Executive Officer. Under the terms of the Parnell Agreement, Mr. Parnell’s salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Parnell was awarded 300,000 shares of restricted common stock. In the event the Company is sold or merged or there is a change in control, Mr. Parnell is to receive at his discretion, severance of $500,000 in cash or restricted common stock at $0.50 per share. Mr. Parnell is eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by the Board of Directors. The Parnell Agreement had a three year term and was automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

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

Daniel McGroarty

On November 29, 2011, Daniel McGroarty was appointed President of the Company. On January 1, 2012, the Company entered into an Employment Agreement (“McGroarty Agreement”) with Mr. McGroarty. Under the terms of the McGroarty Agreement, Mr. McGroarty’s salary was $120,000 in year one and is to be negotiated in years 2 and 3. Mr. McGroarty was awarded 650,000 shares of restricted common stock. The McGroarty Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party. On August 27, 2012, the Board approved the McGroarty Agreement and on August 31, 2012, the Board approved the McGroarty issuance of 650,000 shares of common stock under the McGroarty Agreement.

Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”), an LLC affiliated with Kevin Cassidy, our Chief Executive Officer. Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement was automatically extended to December 11, 2013 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Logic Agreement can be cancelled with ninety days written notice. The Logic Agreement requires a monthly payment of $50,000. The Company issued a cashless warrant to Logic dated March 10, 2011 for the purchase of 1,300,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires March 10, 2016. The warrant was valued at $2.80 per share or $3,640,000 using the Black-Scholes-Merton option valuation model. The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

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

As part of the Settlement Agreement discussed in Item 3, Legal Proceedings, Kevin Cassidy and his affiliated companies for their consulting services by issuing to them 3,000,000 shares of restricted Company stock plus a convertible unsecured promissory note for $650,000, convertible into the Company’s common stock at a conversion price of $1.00 per share.

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as Chief Financial Officer of the Company. Mr. Scott received: (i) US $4,000 cash per month and (ii) restricted shares of Company common stock equaling US $3,000 per month. On August 31, 2012, the Board approved the issuance of 72,000 shares of common stock related to the Scott Consulting Agreement. The fair value of the shares was $0.27 per share. Mr. Scott’s Consulting Agreement expired December 31, 2012 and he is currently paid $5,000 per month on a month to month basis.

Potential Payments upon Termination or Change in Control

Our Employment Agreements with the named executive officers have provisions providing for severance payments as discussed below.

Michael D. Parnell Termination Payments

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/12	on 12/31/12	on 12/31/12	on 12/31/12	on 12/31/12
Compensation:
Base salary	$-	$-	$-	$500,000	$-
Performance-based incentive compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$-	$500,000	$-

On August 31, 2012, the Board approved the issuance of 1,250,000 shares of common stock related to (i) $500,000 in severance at $.50 per share for the change in control effected on December 15, 2010: and (ii) 125,000 shares related to each of years 4 and 5 for the change in control effected on August 22, 2011, each as outlined in the Parnell Agreement and Addendum.

Daniel McGroarty Termination Payments

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/12	on 12/31/12	on 12/31/12	on 12/31/12	on 12/31/12
Compensation:
Base salary (1)	$-	$-	$120,000	$240,000	$-
Performance-based incentive compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$120,000	$240,000	$-

(1)	Reflects twelve month's severance to be paid upon termination without cause and twenty four months upon termination in a change of control.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors during the year ended December 31, 2012.

	Stock	Option
Name	Awards (1)	Awards	Total
John Victor Lattimore, Jr. (affiliate) (1)	$54,000	-	$54,000
Harvey Kaye	-	-	-
Edward F. Cowle (affiliate) (2)	40,500	-	40,500
H. Deworth Williams (affiliate) (2)	40,500	-	40,500
Geoff Williams (affiliate) (2)	40,500	-	40,500
Winston Marshall (affiliate) (2)	40,500	-	40,500
	$216,000	-	$216,000

(1)	The amount represents 200,000 shares awarded August 27, 2012 at $0.27 per share for Board work.
(2)	The amounts represent 150,000 shares awarded August 27, 2012 at $0.27 per share for Board work.

We use stock grants to incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board. During the year ended December 31, 2012, Michael Parnell, Daniel McGroarty and Gregory Schifrin received stock grants. The compensation disclosed in the Summary Compensation Table on page 41 represents the total compensation.

Compensation Paid to Board Members

Our directors are not compensated in cash.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2012 by:

●	each director and nominee for director;

●	each person known by us to own beneficially 5% or more of our common stock;

●	each officer named in the summary compensation table elsewhere in this report; and

●	all directors and executive officers as a group.

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

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address of each beneficial owner of more than 5% of common stock is as follows:

			Pro-Forma
	Shares Outstanding		Shares Outstanding (1)
	Actual	Percent	Actual	Percent
Directors and Officers-
Michael Parnell Living Trust/ Michael Parnell, Living Trust (affiliate)	2,647,000	9.6%	1,897,000	6.6%
Daniel McGroarty	917,544	3.3%	917,544	3.2%
Mark Scott	72,000	0.3%	72,000	0.3%
Hoff Family Trust/ Matt Hoff, Trustee (affiliate)	2,835,000	10.3%	2,085,000	7.3%
John Victor Lattimore, Jr./ Unique Materials LLC (affiliate)	2,618,429	9.5%	3,618,429	12.7%
Kevin Cassidy/ Logic International Consulting Group LLC (affiliate)	150,000	0.5%	3,150,000	11.0%
Edward F. Cowle (affiliate)	4,650,000	16.8%	4,150,000	14.5%
H. Deworth Williams (affiliate)	4,550,000	16.5%	4,050,000	14.2%
Winston Marshall	472,800	1.7%	472,800	1.7%
Additional settlement clawback	-	0.0%	(600,000)	-2.1%
Total Directors and Officers (9 in total)	18,912,773	68.5%	19,812,773	69.4%

			Pro-Forma
	Shares Outstanding		Shares Outstanding (1)
	Number	Percentage	Amount	Percentage
Greater Than 5% Ownership

Edward F. Cowle (affiliate)	4,650,000	16.8%	4,150,000	14.5%
1 Renaissance Square Apt 17 F
White Plains, New York 10601

H. Deworth Williams (affiliate)	4,550,000	16.5%	4,050,000	14.2%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109

John Victor Lattimore, Jr. / Unique Materials LLC (affiliate)	2,618,429	9.5%	3,618,429	12.7%
5600 Tennyson Parkway, Suite 190
Plano, TX 75034

Kevin Cassidy/ Logic International Consulting Group LLC/ (affiliate)	150,000	0.5%	3,150,000	11.0%
711 Fifth Avenue
New York, New York 10022

Hoff Family Trust/ Matt Hoff, Trustee (affiliate)	2,835,000	10.3%	2,085,000	7.3%
91 Faircrest Road
Montoursville, PA 17754

Michael Parnell Living Trust/ Michael Parnell, Living Trust (affiliate)	2,647,000	9.6%	1,897,000	6.6%
906 N. McCoy Blve.
New Boston, TX 75570

Geoff Williams (affiliate)	1,650,000	6.0%	1,650,000	5.8%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109

Children's International Obesity Foundation, Inc. (2)	1,106,000	4.0%	1,106,000	3.9%
1393 North Bennett Circle
Farmington, UT 84025

Additional settlement clawback	-	0.0%	(600,000)	-2.1%

	20,206,429	73.2%	21,106,429	73.9%

(1) On a pro-forma basis and after the Settlement Agreement discussed in Item 3, Legal Proceedings.
(2) 50% owned by Edward Cowle and H. Deworth Williams.

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

Our director and then-Chief Executive Officer, Michael D. Parnell, oversaw the investigation and consulted with our other directors, officers, advisors and principal stockholders not related to USRE Delaware. The company researched information and documents related to the USRE Delaware properties and consulted with other persons familiar with the properties and the industry. Following the review of all available information, we determined that the acquisition of USRE Delaware presents a unique opportunity for us to compliment the claims and leases presently owned by our subsidiary, Seaglass. We also believe that the acquisition was accomplished for a fair, negotiated consideration and the acquisition was in the best interest of our stockholders.

Other Related Party Transactions

Other related party transactions are disclosed in the Notes to Form 10-K for the year ended December 31, 2012.

Related Party Transactions

Starting in 2013, we expect to form an Audit Committee who will be responsible for reviewing and approving, as appropriate, all transactions with related persons. We have not adopted a written policy for reviewing related person transactions. We review all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions, if any, that are determined to be directly or indirectly material to the Company or a related person are disclosed.

Director Independence

The Board has affirmatively determined that each of Messrs. Cassidy, Lattimore and Marshall are an independent director. For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

Starting in 2013, we expect to form an Audit Committee and expect to establish a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy is expected to set out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee responsibilities under the Exchange Act.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Board engaged PMB Helin Donovan, LLC to perform an annual audit of our financial statements for the years ended December 31, 2012 and 2011. The Board engaged GBH CPAs, PC to perform an annual audit of our financial statements for the year ended December 31, 2010. The following is the breakdown of aggregate fees paid the last three fiscal years:

	Years Ended,
	December 31, 2012	December 31, 2011	December 31, 2010
Audit fees	$27,498	$11,500	$21,000
Audit related fees	14,000	49,920	25,000
Tax fees	6,000	-	-
All other fees	-	4,540	-

	$47,498	$65,960	$46,000

-	"Audit fees" are fees paid for professional services for the audit of our financial statements.

-
“Audit-Related fees” are fees to us for services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

-	“Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

-	“All Other Fees” are fees primarily for acquisition services.

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to the Company.

Based solely on a review of copies of reports furnished to us, or written representations that no reports were required, we believe that during the year ended December 31, 2012 its executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions:

 1.   Form 13D’s for Geoff Williams and the Children's International Obesity Foundation, Inc. were not filed during 2012.

 2.   Form 4’s for Geoff Williams dated May 29, 2012, May 30, 2012, June 12, 2012, and June 13, 2012 were filed on July 31, 2012.

 3.   A Form 13-D for H. Deworth Williams dated April 27, 2012 and due May 3, 2012 was filed on May 9, 2012.

 4.   A Form 3 for Winston Marshall, M.D. dated August 27, 2012 and due August 29, 2012 has not been filed.

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

(b) EXHIBITS:

Exhibit No.	Description
3.1	Articles of Incorporation dated December 13, 2007. (1)
3.2	By-Laws dated September 10, 2010. (2)
10.1	Services Agreement dated March 11, 2011 by and between Colorado Rare Earths, Inc. and Logic International Consulting Group, LLC. (3)
10.2	Agreement and Plan of Merger dated July 18, 2011 by and between Colorado Rare Earths, Inc., U.S. Rare Earths, Inc. (Delaware) and Seaglass Holding Corp. (4)
10.3	Amendment to Revised Employment Agreement dated July 26, 2011 by and between Colorado Rare Earths, Inc. and Michael Parnell. (5) *
10.4	Amendment to Revised Employment Agreement dated July 26, 2011 by and between Colorado Rare Earths, Inc. and Gregory Schifrin. (5) *
10.5	Amendment to Revised Employment Agreement dated July 26, 2011 by and between Colorado Rare Earths, Inc. and Matthew Hoff. (5) *
10.6	Consulting Agreement dated December 19, 2011 by and between U.S. Rare Earths, Inc. and Mark Scott. (6) *
10.7	Executive Employment Agreement dated January 1, 2012 by and between U.S. Rare Earths, Inc. and Daniel McGroarty. (7) *
10.8	Secured Convertible Promissory Note dated September 13, 2012 by and between U.S. Rare Earths, Inc. and Unique Materials LLC. (8)
10.9	Unsecured Promissory Note dated November 20, 2012 by and between U.S. Rare Earths, Inc. and Unique Materials LLC. (9)
21.1	Subsidiaries of the Registrant. (9)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). (9)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). (9)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
99.1	Financial statements of USRE-Delaware a private Delaware corporation, as of December 31, 2010. (10)
99.2	Unaudited pro forma financial statements of the Company and USRE-Delaware, a private Delaware corporation as of December 31, 2010 and June 30, 2011. (10)
_________________
* Indicates management contract or compensatory plan.

(1)	Included as Appendix A to 14C Information Statement filed with SEC on December 10, 2007.
(2)	Filed as Exhibit to the Form 10-SB registration statement filed with SEC on July 28, 2000.
(3)	Attached as an exhibit to the Company’s Form 10Q/A for the three months ended March 31, 2011 and filed with the SEC on April 16, 2012.
(4)	Attached as an exhibit to the Company’s Form 8-K dated July 18, 2011 and filed with the SEC on July 22, 2011.
(5)	Attached as an exhibit to the Company’s Form 10Q/A for the three months ended September 30, 2011 and filed with the SEC on April 16, 2012.
(6)	Attached as an exhibit to the Company’s Form 8-K dated December 19, 2011 and filed with the SEC on December 29, 2011.
(7)	Attached as an exhibit to the Company’s Annual Report on Form 10-K dated December 31, 2011 and filed with the SEC on April 16, 2012.
(8)	Attached as an Exhibit to the Company’s Form 10-Q for the three months ended September 30, 2012 and filed with the SEC on November 19, 2012.
(9)	Filed herewith.
(10)	Attached as an exhibit to the Company’s Form 8-K/A dated August 22, 2011 and filed with the SEC on April 6, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
US Rare Earths, Inc.:

We have audited the accompanying consolidated balance sheets of US Rare Earths, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Rare Earths, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

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

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

April 8, 2013
Seattle, Washington

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2012	2011
CURRENT ASSETS

Cash	$166,939	$521,553
Accounts receivable, less allowance for doubtful accounts of $47,255 and $80,486, respectively	189,544	457,179
Other current assets	-	644

Total current assets	356,483	979,376

PROPERTY AND EQUIPMENT

Property and equipment, net	113,383	149,328
Mineral properties	326,000	326,000

Total property and equipment	439,383	475,328

TOTAL ASSETS	$795,866	$1,454,704

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,354,752	$365,178
Accounts payable and accrued expenses-related party	506,391	5,429
Accrued compensation-officers	367,466	3,137,500
Accrued interest	11,109	-
Current installments of note payable – related party (net of discount of $0 and $51,313, respectively)	-	272,174

Total current liabilities	2,239,718	3,780,281

LONG-TERM DEBT

Note payable-related party (net of discount of $0 and $94,463, respectively)	250,000	463,254
Convertible debentures- related party	650,000	-

Total liabilities	3,139,718	4,243,535

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 27,628,366 and 20,504,238
shares issued and outstanding, respectively	276	205
Additional paid-in capital	46,453,342	39,247,893
Accumulated deficit	(48,797,470)	(42,036,929)

Total stockholders' deficit	(2,343,852)	(2,788,831)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$795,866	$1,454,704

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011
REVENUES

Advertising revenue	$2,081,334	$3,051,192

Total revenue	2,081,334	3,051,192

Cost of revenues	1,706,735	1,994,593

Gross margin	374,599	1,056,599

OPERATING EXPENSES

Selling, general and administrative expenses	6,574,352	17,829,322
Exploration expense	422,904	2,026,640
Impairment expense	-	15,678,084

Total operating expenses	6,997,256	35,534,046

(Loss) from operations	(6,622,657)	(34,477,447)

OTHER INCOME (EXPENSE)

Interest income	222	1,856
Interest expense	(138,806)	(18,735)
Other income (expense)	700	-
Unrealized loss on warrant derivative liability	-	(4,224,056)

Total other income (expense)	(137,884)	(4,240,935)

(LOSS) BEFORE INCOME TAXES	(6,760,541)	(38,718,382)
INCOME TAX EXPENSE	-	-

Net (loss)	$(6,760,541)	$(38,718,382)

PER SHARE DATA:

BASIC AND DILUTED (LOSS) PER SHARE	$(0.29)	$(2.35)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	23,441,689	16,493,912

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	12,300,000	$123	$4,109,847	$(3,318,547)	$791,423

Common stock issued for services	1,856,250	18	3,245,439	-	3,245,457

Common stock issued for cash	1,277,988	13	3,807,534	-	3,807,547

Warrants issued for services	-	-	6,612,000	-	6,612,000

Common shares issued in acquisition of subsidiary	5,000,000	50	14,327,268	-	14,327,318

Common shares issued upon exercise of warrants	70,000	1	34,999		35,000

Cancellation of warrants and related derivative liability	-	-	7,110,806	-	7,110,806

Net loss for the year ended December 31, 2011	-	-	-	(38,718,382)	(38,718,382)

Balance, December 31, 2011	20,504,238	205	39,247,893	(42,036,929)	(2,788,831)

Common stock issued for services	4,788,228	48	6,049,845	-	6,049,893

Common stock issued for cash	2,045,454	20	549,980	-	550,000

Common shares issued upon exercise of warrants	290,446	3	(3)		-

Stock based compensation amortization	-	-	605,627	-	605,627

Net loss for the year ended December 31, 2012	-	-	-	(6,760,541)	(6,760,541)

Balance, December 31, 2012	27,628,366	$276	$46,453,342	$(48,797,470)	$(2,343,852)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
OPERATING ACTIVITIES

Net loss	$(6,760,541)	$(38,718,382)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	181,721	29,908
Common stock and warrants issued for services	3,912,393	12,744,207
Common stock and warrants issued for liabilities	2,137,500	-
Stock based compensation amortization	605,627	-
Change in derivative liability - related party	-	4,224,056
Payment of acquiries' liabilities	-	(68,458)
Impairment expense	-	15,678,084
Bad debt expense\(gain)	(7,534)	59,265
Accrued compensation - officers	(2,770,034)	3,137,500
Changes in Operating Assets and Liabilities:
Accounts receivable	275,169	193,967
Other current receivables	644	51,086
Accounts payable and accrued expenses	1,490,536	(54,968)
Accrued interest	11,109	-
Net cash (used in) operating activities	(923,410)	(2,723,735)

INVESTING ACTIVITIES

Purchase of fixed assets	-	(129,429)
Cash received in acquisition of subsidiary	-	2,682
Net cash (used in) investing activities	-	(126,747)

FINANCING ACTIVITIES

Proceeds from the sale of common stock and warrants	550,000	3,807,547
Proceeds from exercise of warrants	-	35,000
Proceeds from note payable- related party	250,000
Proceeds from convertible debenture- related party	650,000	-
Proceeds from related party loan	-	5,429
Repayment note payable- related party	(881,204)	(537,515)

Net cash provided by financing activities	568,796	3,310,461

(DECREASE) INCREASE IN CASH	(354,614)	459,979
CASH AT BEGINNING OF PERIOD	521,553	61,574

CASH AT END OF PERIOD	$166,939	$521,553

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$37,897	$18,735
Income taxes	-	-

Non cash investing and financing activities:
Common stock issued for mineral properties	$-	$14,327,318

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1. ORGANIZATION

THE COMPANY AND OUR BUSINESS

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

Liquidity and Going Concern

During the fiscal years ended December 31, 2012 and 2011, the Company had no revenues from our rare-earth elements properties.

Net loss for the year ended December 31, 2012 was approximately $6,761,000. The net loss for the year ended December 31, 2012 included approximately $4,060,000 of non-cash expenses. Net loss for the year ended December 31, 2011 was approximately $38,718,000. The net loss for the year ended December 31, 2011 included approximately $35,805,000 of non-cash expenses.

The Company’s current operating funds are less than necessary to complete all intended exploration of the property, and therefore it needs to obtain additional financing in order to complete our business plan. As of December 31, 2012 the Company had cash of $166,939 and accounts receivable of $189,544.

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

The Company will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  The Company’s recent efforts to generate additional liquidity, including through sales of its common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes set forth in this Form 10-K. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2012 and 2011, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of December, 2012, the Company had no uninsured cash amounts.

Accounts Receivable

The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $47,255 and $80,486 as of December 31, 2012 and 2011, respectively.

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, it defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company had no deferred revenue as of  December 31, 2012 and 2011.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of December 31, 2012, the Company had warrants for the purchase of 3,320,626 common shares and 228,070 shares related to convertible debentures that were not included in the computation of loss per share at December 31, 2012 because they would have been anti-dilutive. As of December 31, 2011, the Company had warrants for the purchase of 3,754,398 common shares that were not included in the computation of loss per share at December 31, 2011 because they would have been anti-dilutive.

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

On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). The adoption of this pronouncement did not have a significant impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which simplified the manner in which entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform a quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The adoption of this pronouncement did not  have a significant impact on its consolidated financial statements.

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

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable were $189,544 and $457,179, net of allowance, as of December 31, 2012 and 2011, respectively. The Company had two customers (19.8% and 11.7%) in excess of 10% of our consolidated revenues for the year ended December 31, 2012. The Company had two customers (20.2% and 15.7%) with accounts receivable in excess of 10% as of December 31, 2012. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

NOTE 5. EQUIPMENT, NET

Equipment, net comprises of the following:

	Estimated
	Useful Lives	December 31, 2012	December 31, 2011

Office equipment	5 years	$258,157	$258,157
Mining and other equipment	5-7 years	111,710	111,710
Less: accumulated depreciation		(256,484)	(220,539)
		$113,383	$149,328

Depreciation expense for the year ended December 31, 2012 and 2011 was $35,945 and $29,907, respectively.

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

Accrued Compensation- Officers

Accrued compensation- officers was $367,466 as of December 31, 2012. This amount consisted of unpaid payroll to officers and consultants.

Accrued compensation- officers was $3,137,500 as of December 31, 2011. This amount consisted of amounts due to officers and consultants under the agreements described in Note 8.  On August 31, 2012, the Board of Directors approved the issuance of common shares detailed in Note 7 to settle the accrued compensation- officers. As of April 8, 2013, the certificates for these common shares have not been issued due to the legal proceedings discussed in Note 8.

Service Agreements

On March 11, 2011, the Company signed an exclusive Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). The president of Logic is also a board member of the Company. Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement was automatically extended to December 11, 2013 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Logic Agreement can be cancelled with ninety days written notice.  The Logic Agreement requires a monthly payment of $50,000. See Note 8 for additional details.

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

The restructured note was noninterest bearing and therefore, the Company was required to impute interest on the principal.  Using its estimated incremental borrowing rate, the Company recorded $149,866 as a discount against the restructured note, representing an estimated incremental borrowing rate of 10% per annum.  The discount was accreted to interest expense over the term of the restructured note.  The Company recorded $127,697 and $0 of interest expense during the year ended December 31, 2012 and 2011,  respectively related to the amortization of the discount and imputed interest.

The Company recorded $88,099 in accounts payable related to the acquisition of USRE. Two current directors who were directors of USRE (Delaware) have requested reimbursement of expenses totaling $145,849. The Company has declined to pay this amount.

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

Unsecured Promissory Note with Unique Materials LLC

On November 20, 2012, the Company entered into a unsecured Promissory Note (“Note or Note Agreement”) with Unique Materials LLC, a Texas LLC (“Holder”) affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company agreed to issue a Note for $250,000 at 5%.

Under the terms of the Note, the principal and unpaid accrued interest is due November 20, 2015.

Other Related Party Transactions

Other related party transactions are disclosed in the Notes to Form 10-K for the year ended December 31, 2012.

NOTE 7. EQUITY TRANSACTIONS

Unless otherwise indicated, all of the following private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

The Company had the following equity transactions during the year ended December 31, 2011:

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

The Company had the following equity transactions during the year ended December 31, 2012:

On November 29, 2011, Mr. Daniel McGroarty was appointed President of the Company. On January 1, 2012, Company entered into an Employment Agreement (“McGroarty Agreement”) with Mr. McGroarty. Under the terms of the McGroarty Agreement, he was awarded 650,000 shares of restricted common stock. The shares were valued at $2.85 per share and $1,852,500 was expensed as selling, general and administrative expense during the year ended December 31, 2012.

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

On December 10, 2010, the Company entered into an Employment Agreement (“Schifrin Agreement”) with Gregory Schifrin, the Company’s then President. Under the terms of the Schifrin Agreement, Mr. Schifrin was granted 240,000 shares of restricted common stock in year two of the Schifrin Agreement. The shares were valued at $2.85 per share and this cost totaling $684,000 was expensed as selling, general and administrative expense during the year ended December 31, 2012.

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

The Settlement Agreement dated March 27, 2013 also contains certain contingent agreements, including the Company agreed to retrieve or “claw back” not less than 2.1 million shares of the Company’s common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration.

On September 12, 2012, the Company closed a private placement with Lattimore Properties, Inc., a Texas company affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors. The private placement consisted of the sale of an aggregate of 2,045,450 shares of the Company’s common stock for $550,000 at the market price of $0.27 per share. The shares issued under the private placement are restricted under applicable securities laws and are not freely tradable. The price of $0.27 per share is subject to possible adjustment at a later time based on the results of a fairness opinion. The Company is not required to file a registration statement.

During the year ended December 31, 2012 an additional $605,627 was recognized as selling, general and administrative expenses related to shares that had vested.

A summary of the warrants issued as of December 31, 2012 were as follows:

	December 31, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at 12/31/11	3,754,398	$2.24
Issued	-	$-
Exercised	(425,000)	$(0.50)
Forfeited	(8,772)	$(4.85)
Expired	-	$-
Outstanding at end of period	3,320,626	$2.46
Exerciseable at end of period	3,320,626

A summary of the status of the warrants outstanding as of December 31, 2012 is presented below:

	December 31, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,825,000	4.44	$0.50	1,825,000
1,495,626	3.41	$4.85	1,495,626
3,320,626		$2.46	3,320,626	$2.46

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended December 31, 2012 were as follows:

Assumptions
Dividend yield	0%
Expected life	5
Expected volatility	369%
Risk free interest rate	2%

At December 31, 2012, vested warrants totaling 3,320,626 shares had an aggregate intrinsic value of $0.

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

Legal Proceedings

Pursuant to a Written Consent (“Written Consent”) of a Majority of Shareholders of the Company dated August 24, 2012, directors John Victor Lattimore, Jr., H. Deworth Williams, Edward F. Cowle, Michael D. Parnell, and Harvey Kaye were purportedly re-elected to the Company’s Board, and existing directors Daniel McGroarty, Greg Schifrin and Kevin Cassidy were purportedly removed, thereby reducing the size of the Board to five members.  On September 12, 2012, the Company filed an action in the Eighth Judicial District Court, Clark County, Nevada (the “Nevada action”), entitled U.S. Rare Earths, Inc. v. Williams et al., Case No. A668230-B, challenging the validity and effectiveness of the Written Consent.  On September 17, 2012, the Court in the Nevada action issued a Temporary Restraining Order (“TRO”) prohibiting any meetings of the Board of Directors from taking place and prohibiting any persons from holding themselves out as members of the Company’s Board of Directors.  On October 22, 2012, the Court in the Nevada action issued a Preliminary Injunction mirroring the prohibitions of the TRO and appointing a Special Master to assist in (a) identifying those persons who are entitled to be considered shareholders, and (b) bringing about a shareholders meeting to address the composition of the Board of Directors.  The Court further decreed that no person was entitled to take any action on the Company’s behalf other than in the ordinary course of business pending a meeting of shareholders to be effectuated by the Special Master to be appointed by the Court for purposes of establishing a Board of Directors and the composition thereof.

On February 6, 2013, all of the parties in the Nevada action entered into a Stipulation and Order to Modify the Preliminary Injunction (the “Stipulation”) to facilitate the interim operations of the Company.  The Stipulation modified the Preliminary Injunction with respect to the Company’s Board of Directors as follows: (a) the parties agreed that Kevin Cassidy, Daniel McGroarty, Victor Lattimore, Winston Marshall, and Michael Parnell would comprise the members of the Board of Directors of the Company (the “Provisional Board”) pending the election of directors by the shareholders at a duly called and held shareholders’ meeting; (b)  Edward Cowle would be immediately reinstated as a member of the Provisional Board; (c) the Provisional Board shall not ratify or approve any action of the purported Board undertaken between August 23, 2012 and October 11, 2012; and (d) the Provisional Board shall not issue any additional shares of the Company’s stock to any person without reasonable cash consideration unless all parties to the Nevada action consent to such issuance.

In addition to the Nevada action, a parallel action was filed by H. Deworth William and Edward Cowle against the Company, which action is pending in the U.S. District Court for the District of Utah (the “Utah action”), entitled Williams et al. v. U.S. Rare Earths, Inc. (Case No. 2:12-cv-00905).  The Utah action seeks a writ of mandamus directing the Company to immediately recognize the Written Consent.  The Company has moved to dismiss or stay the action pending the outcome of the Nevada action, and a hearing on the Company’s motion is scheduled for June 13, 2013. However, assuming the Settlement Agreement described below is approved, the Utah action is expected to be dismissed.

On March 27, 2013, the parties in the Nevada action and the Utah action entered into a Settlement Agreement and General Release, which is subject to court approval (the “Settlement Agreement”) pursuant to which the parties agreed: (a) subject to the Court’s approval of the Settlement Agreement, to dismiss the pending Nevada action and Utah action and to release all claims against one another in those actions; (b) to release any claims pertaining to the Company’s sale of 2,045,450 shares of the Company’s common stock sold to Lattimore Properties, Inc. on September 12, 2012 at a price of $0.27 per share for a total of $550,000; (c) to release any claims pertaining to the Company’s issuance of a convertible secured promissory note to Unique Materials, LLC on September 13, 2012 for $650,000 at 5% interest, convertible into the Company’s shares at not less than $1.00 per share; (d) to enter into a Stock Purchase Agreement pursuant to which H. Deworth Williams, Edward Cowle and Geoff Williams (collectively, the “Sellers”) will sell 1,000,000 shares of the Company’s common stock owned by the Sellers to John Lattimore or his affiliates for a total purchase price of $1,000,000; (e) to compensate Kevin Cassidy and his affiliated companies for their consulting services by issuing to them 3,000,000 shares of restricted Company stock plus a convertible unsecured promissory note for $650,000, convertible into the Company’s common stock at a conversion price of $1.00 per share; (f) to grant to defendants H. Deworth Williams, Edward Cowle, Geoff Williams, Blue Cap Development Corp. and their affiliated entity, Thorium Energy, Inc., a right of first refusal—consistent with the terms and conditions put forth by a bono fide third-party commercial bidder to be determined by the parties—for a period of 10 years with respect to a contract for the disposition of thorium in connection with the Company’s mining of rare earths on its Lemhi Pass properties; and (g) to issue to John Lattimore, Jr. or one of his affiliated companies an option to purchase up to 3 million shares of the Company’s common stock at a price of $1.00 per share and upon such other terms as are determined by the Board of Directors.

The Settlement Agreement also contains certain contingent agreements, which are conditioned upon the Company’s completion of a stock offering and/or PIPE transaction of more than $6 million in the aggregate by the end of 2015.  If the Company successfully completes such a stock offering and/or PIPE transaction, the Company has agreed to: (a) assume and maintain the lease of certain offices of the Company located in Salt Lake City, Utah; (b) reimburse H. Deworth Williams for certain business costs and expenses incurred for the benefit of the Company in an amount not to exceed $145,000; (c) reimburse defendants H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. for their costs and fees incurred in the Nevada action and the Utah action in an amount not to exceed $150,000; (d) to retrieve or “claw back” not less than 2.1 million shares of the Company’s common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services; and (e) to employ Edward Cowle as a senior level executive with the Company.

As part of the Settlement Agreement, the parties also agreed to enter into a Voting Shareholder Agreement (the “Voting Agreement”) pursuant to which the parties will vote their respective shares to ensure that the size of the Company’s Board of Directors will remain at seven members (unless increased pursuant to the Company’s Bylaws or by applicable Nevada law), with (a) five members to be nominated by the Lattimore Shareholder Group (consisting of John Lattimore, Unique Materials LLC, Michael Parnell, Matthew Hoff, Kevin Cassidy, Daniel McGroarty and Winston Marshall), two of whom shall be independent directors; and (b) two members to be nominated by the Blue Cap Shareholder Group (consisting of Edward Cowle, H. Deworth Williams, Geoff Williams, Blue Cap Development Corp., and Children’s International Obesity Fund, Inc.).  The Voting Agreement is to remain in effect for a period of two years.

Employment Agreements

Michael Parnell

On December 10, 2010, the Company entered into a Revised Employment Agreement (“Parnell Agreement”) with Michael Parnell, the Company’s Chief Executive Officer. Under the terms of the Parnell Agreement, Mr. Parnell’s salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Parnell was awarded 300,000 shares of restricted common stock. In the event the Company is sold or merged or there is a change in control, Mr. Parnell is to receive at his discretion, severance of $500,000 in cash or restricted common stock at $0.50 per share. Mr. Parnell is eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by the Board of Directors. The Parnell Agreement had a three year term and was automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

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

Matthew Hoff

On December 10, 2010, the Company entered into a Revised Employment Agreement (“Hoff Agreement”) with Matthew Hoff, the Company’s Business Manager. Under the terms of the Hoff Agreement, Mr. Hoff’s salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Hoff was awarded 300,000 shares of restricted common stock. In the event the Company is sold or merged or there is a change in control, Mr. Hoff is to receive at his discretion, severance of $500,000 in cash or restricted common stock at $0.50 per share. Mr. Hoff is eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by the Board of Directors. The Hoff Agreement had a three year term and was automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement (“Hoff Agreement Addendum”).  The Hoff Agreement Addendum extended the term by two years to five years from December 10, 2010. Mr. Hoff’s  salary was $125,000 in year one, $137,500 in year two,  $151,000 in year three, $166,100 in year four and $182,710 in year five. The Company also agreed to issue 125,000 shares per year to Mr. Hoff in year four and five, provided Mr. Hoff is employed by the Company.  In the event of a change in control of the Company by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable. On August 31, 2012, the Board approved the issuance of 1,250,000 shares of common stock related to (i) $500,000 in severance at $.50 per share for the change in control effected on December 15, 2010: and (ii) 125,000 shares related to each of years 4 and 5 for the change in control effected on August 22, 2011, each as outlined in the Hoff Agreement and Addendum. Mr. Hoff resigned in November 2012.

Gregory Schifrin

On February 4, 2011, the Company entered into an Employment Agreement (“Schifrin Agreement”) with Gregory Schifrin, the Company’s President. Under the terms of the Schifrin Agreement, Mr. Schifrin’s salary was $60,000 in year one and is to be negotiated in years 2 and 3. Mr. Schifrin was awarded 10,000 shares of restricted common stock in year one and 240,000 shares of restricted common stock in year two. The Schifrin Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

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

On November 29, 2011, Mr. Schifrin’s title was changed to Chief Operating Officer. Mr. Schifrin resigned on December 5, 2012,

Daniel McGroarty

On November 29, 2011, Daniel McGroarty was appointed President of the Company. On January 1, 2012, the Company entered into an Employment Agreement (“McGroarty Agreement”) with Mr. McGroarty. Under the terms of the McGroarty Agreement, Mr. McGroarty’s salary was $120,000 in year one and is to be negotiated in years 2 and 3. Mr. McGroarty was awarded 650,000 shares of restricted common stock. The McGroarty Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party. On August 27, 2012, the Board approved the McGroarty Agreement and on August 31, 2012, the Board approved the McGroarty issuance of 650,000 shares of common stock under the McGroarty Agreement.

Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement was automatically extended to December 11, 2013 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Logic Agreement can be cancelled with ninety days written notice.  The Logic Agreement requires a monthly payment of $50,000. The Company issued a cashless warrant to Logic dated March 10, 2011 for the purchase of 1,300,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires March 10, 2016. The warrant was valued at $2.80 per share or $3,640,000 using the Black-Scholes-Merton option valuation model. The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

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

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as Chief Financial Officer of the Company. Mr. Scott received: (i) US $4,000 cash per month and (ii) restricted shares of Company common stock equaling US $3,000 per month. On August 31, 2012, the Board approved the issuance of 72,000 shares of common stock related to the Scott Consulting Agreement. The fair value of the shares was $0.27 per share. Mr. Scott’s Consulting Agreement expired December 31, 2012 and he is currently paid $5,000 per month on a month to month basis.

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

The income tax provision differs from the amount of income tax benefit determined by applying the U.S. federal and state income tax rates to pretax income (loss) from continuing operations for the years ended December 31, 2012 and 2011. The components of income tax expense (benefit) are as follows:

	2012	2011
Income tax benefit at U.S. federal statutory rates	$(2,298,584)	$(13,164,250)
Stock based compensation	1,455,152	4,320,280
Impairment expense	-	5,330,550
Change in valuation allowance	843,432	3,513,420
	$-	$-

Deferred tax assets	$2,298,584	$13,196,350
Stock based compensation	-	(4,320,280)
Impairment expense	(1,455,152)	(5,330,550)
Valuation allowance	(843,432)	(3,545,520)
	$-	$-

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses were $6,670,000 for the year ended December 31, 2012.

The Company has net operating loss carryforwards of approximately $14,700,000, which expire in 2019-2032. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $842,432 and $3,545,520 was established as of December 31, 2012 and 2011 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended December 31, 2012, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses, common stock and warrants issued for services and accrued compensation.

	2012	2011
Federal statutory rate	-34.0%	-28.0%
Increase in income taxes resulting from:
Change in valuation allowance	34.0%	28.0%
Effective tax rate	0.0%	0.0%

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
___________________
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

The following table presents revenues, operating income (loss) and total assets by reportable segment for the years ended December 31, 2012 and 2011:

(dollars in thousands)
	Advertising	Mineral
Company	Services	Exploration	Total
Year Ended December 31, 2012
Revenues	$2,081	$-	$2,081
(Loss) from operations	(105)	(6,518)	(6,623)
Total assets	273	523	796

Year Ended December 31, 2011
Revenues	$3,051	$-	$3,051
(Loss) from operations	(978)	(33,499)	(34,477)
Total assets	642	813	1,455

The following table reconciles net operating loss to net loss:

(dollars in thousands)
	Years Ended
	December 31,
	2012	2011
(Loss) from operations	$(6,623)	$(34,477)
Other (expense)	(138)	(4,241)
(Loss) before income taxes	(6,761)	(38,718)
Income tax (benefit)	-	-
Net (loss)	$(6,761)	$(38,718)

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available, which is April 8, 2013.

Unsecured Promissory Note with Unique Materials LLC

On February 4, 2013, the Company entered into a unsecured Promissory Note (“Note or Note Agreement”) with Unique Materials LLC, a Texas LLC (“Holder”) affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company agreed to issue a Note for $150,000 at 5%.

Under the terms of the Note, the principal and unpaid accrued interest is due February 4, 2016.

Settlement Agreement and General Release

On March 27, 2013, the parties in the Nevada action and the Utah action entered into a Settlement Agreement and General Release (the “Settlement Agreement”) pursuant to which the parties agreed: (a) subject to the Court’s approval of the Settlement Agreement, to dismiss the pending Nevada action and Utah action and to release all claims against one another in those actions; (b) to release any claims pertaining to the Company’s sale of 2,045,450 shares of the Company’s common stock sold to Lattimore Properties, Inc. on September 12, 2012 at a price of $0.27 per share for a total of $550,000; (c) to release any claims pertaining to the Company’s issuance of a convertible secured promissory note to Unique Materials, LLC on September 13, 2012 for $650,000 at 5% interest, convertible into the Company’s shares at not less than $1.00 per share; (d) to enter into a Stock Purchase Agreement pursuant to which H. Deworth Williams, Edward Cowle and Geoff Williams (collectively, the “Sellers”) will sell 1,000,000 shares of the Company’s common stock owned by the Sellers to John Lattimore or his affiliates for a total purchase price of $1,000,000; (e) to compensate Kevin Cassidy and his affiliated companies for their consulting services by issuing to them 3,000,000 shares of restricted Company stock plus a convertible unsecured promissory note for $650,000, convertible into the Company’s common stock at a conversion price of $1.00 per share; (f) to grant to defendants H. Deworth Williams, Edward Cowle, Geoff Williams, Blue Cap Development Corp. and their affiliated entity, Thorium Energy, Inc., a right of first refusal—consistent with the terms and conditions put forth by a bono fide third-party commercial bidder to be determined by the parties—for a period of 10 years with respect to a contract for the disposition of thorium in connection with the Company’s mining of rare earths on its Lemhi Pass properties; and (g) to issue to John Lattimore, Jr. or one of his affiliated companies an option to purchase up to 3 million shares of the Company’s common stock at a price of $1.00 per share and upon such other terms as are determined by the Board of Directors.

The Settlement Agreement also contains certain contingent agreements, which are conditioned upon the Company’s completion of a stock offering and/or PIPE transaction of more than $6 million in the aggregate by the end of 2015.  If the Company successfully completes such a stock offering and/or PIPE transaction, the Company has agreed to: (a) assume and maintain the lease of certain offices of the Company located in Salt Lake City, Utah; (b) reimburse H. Deworth Williams for certain business costs and expenses incurred for the benefit of the Company in an amount not to exceed $145,000; (c) reimburse defendants H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. for their costs and fees incurred in the Nevada action and the Utah action in an amount not to exceed $150,000; (d) to retrieve or “claw back” not less than 2.1 million shares of the Company’s common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration; and (e) to employ Edward Cowle as a senior level executive with the Company.

As part of the Settlement Agreement, the parties also agreed to enter into a Voting Shareholder Agreement (the “Voting Agreement”) pursuant to which the parties will vote their respective shares to ensure that the size of the Company’s Board of Directors will remain at seven members (unless increased pursuant to the Company’s Bylaws or by applicable Nevada law), with (a) five members to be nominated by the Lattimore Shareholder Group (consisting of John Lattimore, Unique Materials LLC, Michael Parnell, Matthew Hoff, Kevin Cassidy, Daniel McGroarty and Winston Marshall), two of whom shall be independent directors; and (b) two members to be nominated by the Blue Cap Shareholder Group (consisting of Edward Cowle, H. Deworth Williams, Geoff Williams, Blue Cap Development Corp., and Children’s International Obesity Fund, Inc.).  The Voting Agreement is to remain in effect for a period of two years.

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation's system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in "Internal Control--Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2012, its system of internal control over financial reporting is not effective based on the criteria of the "Internal Control--Integrated Framework".

/s/ Kevin Cassidy	/s/ Mark Scott
Kevin Cassidy	Mark Scott
Chief Executive Officer	Chief Financial Officer

Lonoke, Arkansas
April 8, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: April 8, 2013	By:	/s/ Kevin Cassidy
Kevin Cassidy
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Kevin Cassidy	Chief Executive Officer and Director	April 8, 2013
Kevin Cassidy	(Principal Executive Officer)

/s/ Mark Scott	Chief Financial Officer	April 8, 2013
Mark Scott	(Principal Financial and Accounting Officer)

/s/ Daniel McGroarty	Management Director	April 8, 2013
Daniel McGroarty

/s/ Michael D. Parnell	Management Director	April 8, 2013
Michael D. Parnell

/s/ John Victor Lattimore, Jr.	Independent Director	April 8, 2013
John Victor Lattimore, Jr.

/s/ Winston Marshall, M.D.	Independent Director	April 8, 2013
Winston Marshall, M.D.