Form 10-Q
period 2013-03-31
U.S. RARE EARTHS, INC
filed 2013-05-20
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

As of May 20, 2013, the Company had 27,822,811 shares of common stock granted, subject to adjustment based on the terms of the Settlement Agreement discussed in Item 1, Legal Proceedings.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED EXCEPT AS NOTED)

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS		(Audited)

CURRENT ASSETS:

Cash	$111,973	$166,939
Accounts receivable, less allowance for doubtful accounts
of $2,920 and $47,255, respectively	205,798	189,544

Total current assets	317,771	356,483

EQUIPMENT, NET	104,668	113,383

OTHER ASSETS:
Mineral properties	326,000	326,000

TOTAL ASSETS	$748,439	$795,866

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,757,979	$1,354,752
Accounts payable and accrued expenses-related party	656,391	506,391
Accrued compensation-officers	403,225	367,466
Accrued interest	23,335	11,109

Total current liabilities	2,840,930	2,239,718

LONG-TERM DEBT:

Note payable-related party	400,000	250,000
Convertible debentures- related party	650,000	650,000

Total liabilities	3,890,930	3,139,718

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:

Preferred stock; 10,000,000 shares authorized,
outstanding, respectively	-	-

Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 27,822,811 and 27,628,366
shares issued and outstanding, respectively	278	276
Additional paid-in capital	46,453,340	46,453,342
Accumulated deficit	(49,596,109)	(48,797,470)

Total stockholders' deficit	(3,142,491)	(2,343,852)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$748,439	$795,866

 The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,
	March 31, 2013	March 31, 2012
REVENUES

Advertising revenues	$443,687	$573,524

Total revenue	443,687	573,524

Cost of revenues	223,174	352,801

Gross margin	220,513	220,723

OPERATING EXPENSES

Selling, general and administrative expenses	957,918	2,848,071
Exploration expense	49,739	31,853

Total operating expenses	1,007,657	2,879,924

(Loss) from operations	(787,144)	(2,659,201)

OTHER INCOME (EXPENSE)

Interest income	-	150
Interest expense	(12,226)	(20,100)
Other income (expense)	731	(38,595)

Total other income (expense)	(11,495)	(58,545)

(LOSS) BEFORE INCOME TAXES	(798,639)	(2,717,746)
INCOME TAX EXPENSE	-	-

Net (loss)	$(798,639)	$(2,717,746)

PER SHARE DATA:

BASIC AND DILUTED (LOSS) PER SHARE	$(0.03)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	27,652,132	21,299,392

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES:

Net loss	$(798,639)	$(2,717,746)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	8,715	9,038
Common stock and warrants issued for services	-	2,272,877
Changes in Operating Assets and Liabilities:
Accounts receivable	(16,254)	76,025
Other current receivables	-	644
Accounts payable and accrued expenses	553,227	54,390
Accrued compensation - officers	35,759	-
Accrued interest	12,226	-
Net cash (used in) operating activities	(204,966)	(304,772)

INVESTING ACTIVITIES:

Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES:

Proceeds from note payable- related party	150,000	-
Repayment note payable- related party	-	(64,275)

Net cash provided by (used in) financing activities	150,000	(64,275)

(DECREASE) IN CASH	(54,966)	(369,047)
CASH AT BEGINNING OF PERIOD	166,939	521,553

CASH AT END OF PERIOD	$111,973	$152,506

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

The Company’s current operating funds are less than necessary to complete all intended exploration of the property, and therefore it needs to obtain additional financing in order to complete our business plan. As of March 31, 2013 the Company had cash of $111,973 and accounts receivable of $205,798.

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

Unaudited Financial Statements
The accompanying unaudited financial statements of U.S. Rare Earths, Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended March 31, 2013 and 2012 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2013.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2011, through December 31, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of March 31, 2013, the Company had no uninsured cash amounts.

Accounts Receivable
The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $2,920 and $47,255 as of March 31, 2013 and December 31, 2012, respectively.

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

Fair Value Measurements
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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, it defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company had no deferred revenue as of March 31, 2013 and December 31, 2012.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of March 31, 2013, the Company had warrants for the purchase of 3,070,626 common shares and 228,070 shares related to convertible debentures that were not included in the computation of loss per share at March 31, 2013 because they would have been anti-dilutive. As of March 31, 2012, the Company had warrants for the purchase of 3,624,398 common shares that were not included in the computation of loss per share at March 31, 2012 because they would have been anti-dilutive.

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

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable were $205,798 and $189,544, net of allowance, as of March 31, 2013 and December 31, 2012, respectively. The Company had three customers (13.1%, 15.9% and 14.4%) in excess of 10% of our consolidated revenues for the three months ended March 31, 2013. The Company had one customer (13.5%) with accounts receivable in excess of 10% as of March 31, 2013. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2013	2012

Office equipment	5 years	$258,157	$258,157
Mining and other equipment	5-7 years	111,710	111,710
Less: accumulated depreciation		(265,199)	(256,484)
		$104,668	$113,383

Depreciation expense for the three months ended March 31, 2013 and 2012 was $8,715 and $9,038 respectively.

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

Accrued Compensation- Officers
Accrued compensation- officers was $403,225 and $367,466 as of March 31, 2013 and December 31, 2012, respectively. This amount consisted of unpaid payroll to officers and consultants.

Service Agreements
On March 11, 2011, the Company signed an exclusive Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). At the time the Logic Agreement was signed, the president of Logic was also a board member of the Company; currently, he is a board member and the Chief Executive Officer. Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement was automatically extended to December 11, 2013 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Logic Agreement can be cancelled with ninety days written notice. The Logic Agreement requires a monthly payment of $50,000. See Note 8 for additional details.

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

NOTE 7. COMMON STOCK

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

On March 21, 2013, Diane Cassidy, an unaccredited investor, exercised a warrant on a cashless basis that granted by the Company on December 31, 2011 for the purchase of 194,445 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $0.27 per April 11, 2013 with regard to this stock issuance.

A summary of the warrants issued as of March 31, 2013 were as follows:

	March 31, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at 12/31/12	3,320,626	$2.46
Issued	-	$-
Exercised	(250,000)	$(0.50)
Forfeited	-	$-
Expired	-	$-
Outstanding at end of period	3,070,626	$2.62
Exercisable at end of period	3,070,626

A summary of the status of the warrants outstanding as of March 31, 2013 is presented below:

	March 31, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,575,000	4.32	$0.50	1,575,000
1,495,626	3.16	$4.85	1,495,626
3,070,626		$2.62	3,070,626	$2.62

At March 31, 2013, vested warrants totaling 1,575,000 shares had an aggregate intrinsic value of $2,378,250.

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

On April 25, 2013, the Company received notice that the Eighth Judicial District Court, Clark County, Nevada (Case No. A668230-B, Dept. Thirteen, Las Vegas NV 89155) had preliminarily approved the Settlement Agreement and General Release (the “Settlement Agreement”) between the Company and H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. The preliminary approval requires a final settlement hearing to be held on May 23, 2013. Further the Company agreed to file (a) a Form 8-K within fourteen days of April 23, 2013 with the Settlement Agreement; (b) post the Settlement Agreement on the Company website; and (c) mail the Settlement Agreement to all shareholders, all of which have been done by the Company as of the date hereof. Any objecting shareholders have until 5 days before May 23, 2013 to file their objections with the Eighth Judicial District Court, Clark County, Nevada and counsel for the parties.

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

Mark Scott

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

NOTE 9. SEGMENT DISCLOSURES

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

The following table presents revenues, operating income (loss) and total assets by reportable segment for the three months ended March 31, 2013 and 2012:

(dollars in thousands)

	Advertising	Mineral
Company	Services	Exploration	Total
Three Months Ended March 31, 2013
Revenues	$444	$-	$444
Income (Loss) from operations	88	(875)	(787)
Total assets	249	499	748

Three Months Ended March 31, 2012
Revenues	$574	$-	$574
(Loss) from operations	(183)	(2,476)	(2,659)
Total assets	520	480	1,000

The following table reconciles operating loss to net loss:

(dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
(Loss) from operations	$(787)	$(2,659)
Other (expense)	(12)	(59)
(Loss) before income taxes	(799)	(2,718)
Income tax (benefit)	-	-
Net (loss)	$(799)	$(2,718)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

See Note 8, Legal Proceedings, for discussion of an event subsequent to March 31, 2013 pertaining to the Settlement Agreement.

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

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012	$ Variance	% Variance

Advertising revenues	$444	$574	$(130)	-23%
Cost of revenues	223	353	(130)	37%
Gross margin	221	221	-	0%
Operating expenses-
Selling, general and administrative expenses	958	2,848	(1,890)	66%
Exploration expense	50	32	18	-56%
Total operating expenses	1,008	2,880	(1,872)	65%
(Loss) from operations	(787)	(2,659)	1,872	70%
Other income (expense):
Interest expense	(12)	(20)	8	40%
Other income (expense)	-	(39)	39	100%
Total other (expense)	(12)	(59)	47	80%
(Loss) before income taxes	(799)	(2,718)	1,919	71%
Income tax expense	-	-	-	0%
Net (loss)	$(799)	$(2,718)	$1,919	71%

Advertising Revenue

Advertising revenues for the three months ended March 31, 2013 decreased $130,000 to $444,000 as compared to $574,000 for the three months ended March 31, 2012. The decrease was due to a focus on higher margin customers and the loss of customers.

Cost of Sales

Cost of sales for the three months ended March 31, 2013 decreased $130,000 to $223,000 as compared to $353,000 for the three months ended March 31, 2012. The decrease was due to reduced sales.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 decreased $1,890,000 to $958,000 as compared to $2,848,000 for the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, we recorded $9,000 and $2,282,000, respectively, in non-cash expenses, Exploration expenses for the three months ended March 31, 2013 increased $18,000 to $50,000 as compared to $32,000 for the three months ended March 31, 2012. The increase was due to increased exploration expenses.

Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the three months ended March 31, 2013 and 2012 consisted of drilling, permits and other exploration expenses.

Net (Loss)

Net loss for the three months ended March 31, 2013 was $799,000 as compared to $2,718,000 for the three months ended March 31, 2012. We acquired USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the three months ended March 31, 2013 included $9,000 in non-cash expenses. The net loss for the three months ended March 31, 2012 included $2,282,000 in non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $112,000, accounts receivable of $206,000 and a working capital deficit of $2,523,000 as of March 31, 2013.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 was $205,000. This amount was primarily related to a net loss of $799,000, offset by depreciation and amortization and non-cash expenses of $9,000 and an increase in accounts payable and accrued expenses of $553,000.

Investing Activities

Net cash used by investing activities for the three months ended March 31, 2013 was $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 was $150,000. This amount was primarily related to proceeds from note payable – related party of $150,000.

Our unaudited contractual cash obligations as of March 31, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,916	$2,916	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Note payable	1,050,000	-	1,050,000	-	-
Mining expenditures	3,200,000	3,200,000	-	-	-
Acquisitions	-	-	-	-	-
	$4,252,916	$3,202,916	$1,050,000	$-	$-

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2011, through December 31, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of March 31, 2013, we had no uninsured cash amounts.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2013:

We do not have an audit committee. An audit committee with three independent directors would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to form an audit committee during 2013.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected or is likely to materially affect our internal control over financial reporting.

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

On April 25, 2013, the Company received notice that the Eighth Judicial District Court, Clark County, Nevada (Case No. A668230-B, Dept. Thirteen, Las Vegas NV 89155) had preliminarily approved the Settlement Agreement and General Release (the “Settlement Agreement”) between the Company and H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. The preliminary approval requires a final settlement hearing to be held on May 23, 2013. Further the Company agreed to file (a) a Form 8-K within fourteen days of April 23, 2013 with the Settlement Agreement; (b) post the Settlement Agreement on the Company website; and (c) mail the Settlement Agreement to all shareholders, all of which have been done by the Company as of the date hereof. Any objecting shareholders have until 5 days before May 23, 2013 to file their objections with the Eighth Judicial District Court, Clark County, Nevada and counsel for the parties.

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

We have been involved in legal proceedings as discussed in Item 1, Legal Proceedings. Since the lawsuits were filed in September 2012, the Board has been prohibited from meeting and the Company has been enjoined from taking any actions outside the ordinary course of business, which has severely limited the ability of the Company to raise necessary capital. The parties to the pending lawsuits have entered into a settlement agreement which, if accepted by the courts, will determine who is involved in the management of the Company. It is unclear what effect the settlement will have on our cash flows, financial condition or results of operations. If the management that is put in place as a result of the settlement is unable to raise capital quickly, we may fail as a result of not being able to raise the additional financing necessary to operate the business.

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

The Company’s current operating funds are less than necessary to complete all intended exploration of the property, and therefore it needs to obtain additional financing in order to complete our business plan. As of March 31, 2013 we had cash of approximately $112,000 and accounts receivable of approximately $206,000.

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

As of May 20, 2013, the former large shareholders of USRE-Delaware which we acquired on August 22, 2011 and Seaglass which we acquired on December 15, 2010, on a pro-forma basis and assuming approval and implementation of the terms of the Settlement Agreement discussed in Item 1, Legal Proceedings, own 11.0 million shares or approximately 37.8% of the Company’s issued and outstanding common stock. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 20, 2013, there were 28.5 million shares of common stock issued and outstanding, on a pro-forma basis and subject to adjustment based on the terms of the Settlement Agreement discussed in Item 1, Legal Proceedings. Significant shares of common stock are held by our principal shareholders, other insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

On March 21, 2013, Diane Cassidy, an unaccredited investor, exercised a warrant on a cashless basis that granted by the Company on December 31, 2011 for the purchase of 194,445 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $0.27 per April 11, 2013 with regard to this stock issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description
10.1	Unsecured Promissory Note dated February 4, 2013 by and between U.S. Rare Earths, Inc. and Unique Materials LLC. (1)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). (1)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). (1)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (2)
_____________________
(1) Filed herewith.
(2) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: May 20, 2013	By:	/s/ Kevin Cassidy
Kevin Cassidy
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer (Principal Financial and Accounting Officer)