Form 10-Q
period 2013-06-30
U.S. RARE EARTHS, INC
filed 2013-08-19
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number 000-31199

U.S. RARE EARTHS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0638338
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5600 Tennyson Parkway, Suite 190, Plano, Texas	75024
(Address of principal executive offices)	(zip code)

(972)-294-7116
(Registrant's telephone number, including area code)

12 Gunnebo Drive, Lonoke, Arkansas 72086
 (Former name or former address, if changed since last report)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

As of August 19, 2013, the Company had 28,746,439 shares of common stock granted, subject to adjustment based on the terms of the Settlement Agreement discussed in Item 1, Legal Proceedings.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED EXCEPT AS NOTED)

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS		(Audited)

CURRENT ASSETS:

Cash	$277,794	$166,939
Accounts receivable, less allowance for doubtful accounts
of $14,729 and $47,255, respectively	223,943	189,544
Other current assets	7,858	-

Total current assets	509,595	356,483

EQUIPMENT, NET	97,802	113,383

OTHER ASSETS:
Mineral properties	326,000	326,000

TOTAL ASSETS	$933,397	$795,866

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,586,219	$1,354,752
Accounts payable and accrued expenses-related party	6,391	506,391
Accrued compensation-officers	3,294,192	367,466
Accrued interest	548	11,109
Note payable	100,000	-
Derivative liability - warrant	806,000	-

Total current liabilities	5,793,350	2,239,718

LONG-TERM DEBT:

Note payable-related party	-	250,000
Convertible debentures- related party	-	650,000

Total liabilities	5,793,350	3,139,718

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:

Preferred stock; 10,000,000 shares authorized,
outstanding, respectively	-	-

Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 28,546,439 and 27,628,366
shares issued and outstanding, respectively	286	276
Additional paid-in capital	50,240,443	46,453,342
Accumulated deficit	(55,100,682)	(48,797,470)

Total stockholders' deficit	(4,859,953)	(2,343,852)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$933,397	$795,866

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUES

Advertising revenues	$575,912	$646,681	$1,019,599	$1,220,205

Total revenue	575,912	646,681	1,019,599	1,220,205

Cost of revenues	558,161	242,368	781,335	595,169

Gross margin	17,751	404,313	238,264	625,036

OPERATING EXPENSES

Selling, general and administrative expenses	269,338	1,295,682	1,227,256	4,182,347
Exploration expense	207,422	102,062	257,161	133,915

Total operating expenses	476,760	1,397,744	1,484,417	4,316,262

(Loss) from operations	(459,009)	(993,431)	(1,246,153)	(3,691,226)

OTHER INCOME (EXPENSE)

Interest income	-	55	-	205
Interest expense	(13,563)	(17,797)	(25,789)	(37,897)
Loss on debt settlement	(4,225,983)	-	(4,225,983)	-
Loss on derivative liability warrants	(806,000)	-	(806,000)	-
Other income (expense)	(18)	700	713	700

Total other income (expense)	(5,045,564)	(17,042)	(5,057,059)	(36,992)

(LOSS) BEFORE INCOME TAXES	(5,504,573)	(1,010,473)	(6,303,212)	(3,728,218)
INCOME TAX EXPENSE	-	-	-	-

Net (loss)	$(5,504,573)	$(1,010,473)	$(6,303,212)	$(3,728,218)

PER SHARE DATA:

BASIC AND DILUTED (LOSS) PER SHARE	$(0.20)	$(0.05)	$(0.23)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	27,903,213	21,376,805	27,790,751	21,338,312

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES:
Net loss	$(6,303,212)	$(3,728,218)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	15,581	18,520
Common stock and warrants issued for services	300,000	3,170,628
Common stock and warrants issued for liabilities	536,128	-
Loss on derivative liability- warrant	806,000	-
Loss on debt settlement	4,225,983	-
Changes in Operating Assets and Liabilities:	-
Accounts receivable	(34,399)	6,350
Other current receivables	(7,858)	644
Accounts payable and accrued expenses	(268,536)	252,788
Accrued compensation - officers	(73,271)	-
Accrued interest	(10,561)	-
Net cash (used in) operating activities	(814,145)	(279,288)

INVESTING ACTIVITIES:

Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES:

Proceeds from the sale of common stock and warrants	675,000	-
Proceeds from note payable- related party	250,000	-
Repayment note payable- related party	-	(130,653)

Net cash provided by (used in) financing activities	925,000	(130,653)

(DECREASE) IN CASH	110,855	(409,941)
CASH AT BEGINNING OF PERIOD	166,939	521,553

CASH AT END OF PERIOD	$277,794	$111,612

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$37,897
Income taxes	$-	$-

Non cash investing and financing activities:
Loss on debt settlement	$4,050,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1. ORGANIZATION

The Company and Our Business
U.S. Rare Earths, Inc. (“USRE”, “U.S. Rare Earths” or the “Company”) is a mineral exploration, mining and claims acquisition company based in Lonoke, AR. Formerly Colorado Rare Earths, Inc., the Company holds over 12,000 acres of mining claims for rare-earth elements in Colorado, Idaho and Montana. In Colorado, these claims include the Powderhorn property in Gunnison County, and Wet Mountain property in Fremont and Custer Counties. Additional claims include the Lemhi Pass property in Lemhi County, Idaho and Beaverhead County, Montana; Diamond Creek and North Fork properties in Lemhi County, Idaho and the Sheep Creek property in Ravalli County, Montana (the “properties”).

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

The Company incorporated in the State of Delaware on July 27, 1999 and changed its domicile to the State of Nevada in December 2007. The Company’s principal executive offices are located at 5600 Tennyson Parkway, Suite 190, Plano, Texas 75024. The telephone number is 972-294-7116. The Company maintains offices at 12 Gunnebo Drive, Lonoke, Arkansas 72086 and 12 North Washington Street, Montoursville, Pennsylvania 17754. The telephone number 570-368-7633. The Company’s principal website address is located at www.usrareearths.com. The information on our website is not incorporated as a part of this Form 10-Q.

Liquidity and Going Concern
During the fiscal years ended December 31, 2012 and 2011, the Company had no revenues from our rare-earth elements properties.

The Company incurred net losses of $6,303,000 and $6,761,000 for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The net loss for the six months ended June 30, 2013 and year ended December 31, 2012 included approximately $5,884,000 and $4,060,000, respectively, of non-cash expenses. Our net cash used in operating activities was $814,000 and $923,000 for the six months ended June 30, 2013 and year ended December 31, 2012, respectively.

The Company’s current operating funds are less than necessary to complete all intended exploration of the properties, and therefore it needs to obtain additional financing in order to complete our business plan. As of June 30, 2013, the Company had cash of $278,000 and a working capital deficit of $1,478,000 (excluding derivative liability- warrant of $806,000 and accrued compensation officers of $3,000,000).

The Company’s business plan calls for significant expenses in connection with the exploration of the properties. The Company does not currently have sufficient funds to conduct continued exploration on the properties and require additional financing in order to determine whether the properties contain economic mineralization. The Company will also require additional financing if the costs of the exploration of the properties are greater than anticipated.

The Company will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. The Company’s recent efforts to generate additional liquidity, including through sales of its common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes set forth in this Form 10-Q. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our properties and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to the Company is through the sale of equity capital or the issuance of convertible debentures. Any sale of share capital or the issuance of convertible debentures will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the properties to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

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

Unaudited Financial Statements
The accompanying unaudited financial statements of U.S. Rare Earths, Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2013 and 2012 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2013.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of June 30, 2013, the Company had no uninsured cash amounts.

Accounts Receivable
The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $14,729 and $47,255 as of June 30, 2013 and December 31, 2012, respectively.

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

Value Measurements and Financial Instruments
ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2013

Liabilities:
Derivative Instruments - Warrant	$-	$806,000	$-	$806,000

Total	$-	$806,000	$-	$806,000

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2013
Market price and estimated fair value of common stock:	$1.8500
Exercise price	$1.420
Expected term days	224
Divident yield	-
Expected volatility	225%
Risk-free interest rate	1.30%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at June 30, 2013 and 2012 based upon the short-term nature of the assets and liabilities.

Derivative Instruments - Warrant
On May 20, 2013, the Company entered into an Option Agreement with Poststrictum Ventures whereby the Company agreed to issue 650,000 shares of common stock at the higher of 75% of the ten day closing average or $2.00 per share through December 30, 2013. The Company valued the option at $1.24 using Black Scholes. This option was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

The option value as of June 30, 2013 of $806,000 was recorded as derivative liability- warrant and during the six months ended June 30, 2013, the Company recognized $806,000 of other expense.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, it defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company had no deferred revenue as of June 30, 2013 and December 31, 2012.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of June 30, 2013, the Company had warrants for the purchase of 3,070,626 common shares that was not included in the computation of loss per share at June 30, 2013 because they would have been anti-dilutive. As of June 30, 2012, the Company had warrants for the purchase of 3,320,626 common shares that were not included in the computation of loss per share at June 30, 2012 because they would have been anti-dilutive.

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

NOTE 3. ACQUISITIONS

Seaglass Holding Corp. Acquisition
On December 15, 2010, the Company entered into Agreement of Plan and Merger with Seaglass Holding Corp. Seaglass owned certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado. The acquisition was structured as a triangular merger whereby Seaglass merged with Calypso Merger, Inc., a newly formed, wholly-owned subsidiary of the Company created solely for the purpose of facilitating the acquisition. Seaglass became the surviving corporate entity as a wholly-owned subsidiary of the Company and Calypso Merger, Inc. was dissolved. The acquisition resulted in a change in control.

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

U.S. Rare Earths, Inc. Acquisition
On July 18, 2011, the Company entered into an Agreement of Plan and Merger to acquire U.S. Rare Earths, Inc., a Delaware corporation (“USRE-Delaware”), and the acquisition closed on August 22, 2011. In connection with the acquisition, the Company changed its corporate name to U.S. Rare Earths. As part of the acquisition of USRE-Delaware, the Company acquired rights to mineral claims on approximately 12,000 acres on, near, or adjacent to anomalous values of rare-earth elements, including thorium, uranium, niobium and tantalum. The acquisition resulted in a change in control.

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable were $223,943 and $189,544, net of allowance, as of June 30, 2013 and December 31, 2012, respectively. The Company had four customers (15.7%, 15.2%, 13.3% and 10.8%) in excess of 10% of our consolidated revenues for the six months ended June 30, 2013. The Company had two customers (27.2 % and 13.4%) with accounts receivable in excess of 10% as of June 30, 2013. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives	June 30, 2013	December 31, 2012

Office equipment	5 years	$258,157	$258,157
Mining and other equipment	5-7 years	111,710	111,710
Less: accumulated depreciation		(272,065)	(256,484)
		$97,802	$113,383

Depreciation expense for the six months ended June 30, 2013 and 2012 was $15,581 and $18,520 respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

The following transactions are with relationships parties:

Properties
The Company’s principal executive offices are located at 5600 Tennyson Parkway, Suite 190, Plano, Texas 75024. This office is shared with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors, and entities affiliated with Mr. Lattimore. Currently, the Company does not pay any rent on this office.

The Company maintains an office in Montoursville, Pennsylvania which is leased from the Hoff Family Limited Partnership, an entity controlled by Mathew Hoff, a former officer. This agreement was entered into before the Company acquired Media Depot and has been continued following the acquisition. Lease payments are $2,000 per month and renew monthly.

The Company’s maintains an officer located in Lonoke, Arkansas which is leased from the J.S. Parnell Trust, of which our former CEO and current National Account Director, Michael D. Parnell is trustee. This agreement was entered into before the Company acquired Media Depot and has been continued following the acquisition. Lease payments are $916 per month and renew monthly.

Accrued Compensation- Officers
Accrued compensation- officers was $3,294,192 and $367,466 as of June 30, 2013 and December 31, 2012, respectively. This amount consisted of unpaid payroll to officers and consultants and $3,000,000 due to Logic International Consulting Group LLC related to the legal settlement.

Service Agreement
On March 11, 2011, the Company signed an exclusive Services Agreement with Logic. At the time the Logic Agreement was signed, the president of Logic was also a board member of the Company; currently, he is a board member and the Chief Executive Officer. Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement was automatically extended to December 11, 2013 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Logic Agreement can be cancelled with ninety days written notice. The Logic Agreement requires a monthly payment of $50,000. See Notes 7 and 8 for additional details.

Convertible Secured Promissory Note with Unique Materials LLC
On September 13, 2012, the Company entered into a Convertible Secured Promissory Note with Unique Materials LLC, a Texas LLC affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company agreed to issue a Note for $650,000 at 5%.

Under the terms of the Note, the principal and unpaid accrued interest is due the earlier of September 15, 2015 or conversion into the Company’s common stock at the demand of the Holder. The Note includes a demand payment if the Chairman of the Board, President or Vice President or 20% or more of the Company’s Board of Directors is changed after September 13, 2012. The Company is not required to file a registration statement. The Note is secured by all mineral claims, real properties, fixed assets, inventory and accounts receivable and the proceeds were primarily used to repay the USRE Note discussed above.

See Note 7 for additional detail on the conversion of this Note.

Private Placement with Lattimore Properties, Inc.
On September 12, 2012, the Company closed a private placement with Lattimore Properties, Inc., a Texas company affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors. The private placement consisted of the sale of an aggregate of 2,045,450 shares of the Company’s common stock for $550,000 at a price of $0.27 per share. The shares issued under the private placement are restricted under applicable securities laws and are not freely tradable. The Company is not required to file a registration statement.

See Note 7 for additional detail on the conversion of this Note.

Unsecured Promissory Note with Unique Materials LLC
On November 20, 2012, the Company entered into a unsecured Promissory Note with Unique Materials LLC, a Texas LLC affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company agreed to issue a Note for $250,000 at 5%.

Under the terms of the Note, the principal and unpaid accrued interest is due November 20, 2015.

See Note 7 for additional detail on the conversion of this Note.

Unsecured Promissory Note with Unique Materials LLC
On February 4, 2013, the Company entered into a unsecured Promissory Note with Unique Materials LLC, a Texas LLC affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company agreed to issue a Note for $150,000 at 5%.

Under the terms of the Note, the principal and unpaid accrued interest is due February 4, 2016.

See Note 7 for additional detail on the conversion of this Note.

Security Promissory Note with John and Mark Family Limited Partnership
On May 21, 2013, the Company entered into a unsecured Promissory Note with John and Mark Family Limited Partnership, a Texas Limited Partnership affiliated John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company agreed to issue a Note for $100,000 at 5%. The Note was due June 30, 2013 and on June 30, 2013, the maturity was extended to December 31, 2013.

NOTE 7 – COMMON STOCK

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

On March 21, 2013, Diane Cassidy, an unaccredited investor, exercised a warrant on a cashless basis that granted by the Company on December 31, 2011 for the purchase of 194,445 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $0.27 per April 11, 2013 with regard to this stock issuance. A notice filing under Regulation D was filed with the SEC on April 11, 2013 with regard to this stock issuance.

During the three months ended June 30, 2013, the Company issued 337,500 shares of restricted common stock to five accredited investors (Burton Koffman for 12,500 shares, Daniel and Carol Kondos for 100,000 shares, Robert Lavinsky for 25,000 and Postscriptum Ventures Ltd for 200,000 shares) for $675,000 or $2.00 per share. A notice filing under Regulation D was filed with the SEC on August 19, 2013 with regard to these stock issuances.

The Company has entered into Repurchase Option Agreements whereby the Company can acquire 2,431,000 and 765,000 or a total of 3,196,000 shares of common stock from existing shareholders at $1.00 per share as of September 30, 2013 and December 31, 2013, respectively. Most shares were placed in escrow at the Company’s transfer agent. Michael Parnell, our former CEO, entered into a Repurchase Option Agreements for 200,000 shares.

Convertible Secured Promissory Note with Unique Materials LLC
On September 13, 2012, the Company entered into a Convertible Secured Promissory Note with Unique Materials LLC, a Texas LLC affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors, pursuant to which the Company agreed to issue a Note for $650,000 at 5%.

On June 28, 2013, Unique Materials converted this Note and interest of $25,644 into 675,644 of the Company’s restricted common shares at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value as loss on settlement of debt. A notice filing under Regulation D was filed with the SEC on July 3, 2013 with regard to this stock issuance.

Unsecured Promissory Note with Unique Materials LLC
On November 20, 2012, the Company entered into an unsecured Promissory Note with Unique Materials, pursuant to which the Company agreed to issue a Note for $250,000 at 5%.

On June 28, 2013, Unique Materials converted this Note and interest of $7,534 into 257,534 of the Company’s restricted common shares at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value as loss on settlement of debt. A notice filing under Regulation D was filed with the SEC on July 3, 2013 with regard to this stock issuance.

Unsecured Promissory Note with Unique Materials LLC
On February 4, 2013, the Company entered into a unsecured Promissory Note with Unique Materials, pursuant to which the Company agreed to issue a Note for $150,000 at 5%.

On June 28, 2013, Unique Materials converted this Note and interest of $2,950 into 152,950 of the Company’s restricted common shares at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value as loss on settlement of deb.t A notice filing under Regulation D was filed with the SEC on July 3, 2013 with regard to this stock issuance.

Conversion of Liability with Logic International Consulting Group, LLC
On June 28, 2013, Logic International Consulting Group LLC, a New York LLC affiliated with Kevin Cassidy, the Company’s CEO, converted liabilities of $800,000 into 800,000 of the Company’s restricted common shares at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value as loss on settlement of debt A notice filing under Regulation D was filed with the SEC on July 3, 2013 with regard to this stock issuance.

Forfeiture of Shares
On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreements with Michael Parnell and Matthew Hoff. Under these Agreement, the Company approved the issuance of 1,250,000 shares of common stock to each of Mr. Parnell and Mr. Hoff related to (i) $500,000 in severance at $.50 per share for the change in control effected on December 15, 2010: and (ii) 125,000 shares related to each of years 4 and 5 for the change in control effected on August 22, 2011, each as outlined in the Agreements.

On June 28, 2013, Mr. Parnell and Mr. Hoff each forfeited 750,000 shares of the 1,250,000 issuance discussed above. This 1,500,000 forfeiture is part of the retrieval or “claw back” not less than 2.1 million shares of the Company’s common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services that was included in the Settlement Agreement and General Release approved on June 5, 2013.

A summary of the warrants issued as of June 30, 2013 were as follows:

	June 30, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at 12/31/12	3,320,626	$2.46
Issued	-	$-
Exercised	-	$-
Forfeited	(250,000)	$(0.50)
Expired	-	$-
Outstanding at end of period	3,070,626	$2.62
Exerciseable at end of period	3,070,626

A summary of the status of the warrants outstanding as of June 30, 2013 is presented below:

	June 30, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price

1,575,000	4.19	$0.50	1,575,000
1,495,626	2.91	$4.85	1,495,626
3,070,626		$2.62	3,070,626	$2.62

At June 30, 2013, vested warrants totaling 1,575,000 shares had an aggregate intrinsic value of $2,709,000.

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

Legal Proceedings

On June 5, 2013, the Company received notice that the Eighth Judicial District Court, Clark County, Nevada (Case No. A668230-B, Dept. Thirteen, Las Vegas NV 89155) had approved the Settlement Agreement and General Release (the “Settlement Agreement”) between the Company and H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. This Settlement Agreement resolved all legal matters between the parties.

The Settlement Agreement approved by the court is the same Settlement Agreement in all material respects that was described in detail in the Company’s Form 8-K dated April 25, 2013 and filed with the SEC on April 29, 2013 and the Quarterly Report on 10-Q dated March 31, 2013 and filed with the SEC on May 20, 2013.

Employment Agreements

Michael Parnell

On December 10, 2010, the Company entered into a Revised Employment Agreement (“Parnell Agreement”) with Michael Parnell, the Company’s former Chief Executive Officer. On June 26, 2013, Mr. Parnell accepted the position of National Accounts Director.

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

See Note 7 for the issuance and forfeiture of common stock under this Addendum to Revised Employment Agreement.

Daniel McGroarty

On November 29, 2011, Daniel McGroarty was appointed President of the Company. On January 1, 2012, the Company entered into an Employment Agreement with Mr. McGroarty. Under the terms of the McGroarty Agreement, Mr. McGroarty’s salary was $120,000 in year one and is to be negotiated in years 2 and 3. Mr. McGroarty was issued 650,000 shares of restricted common stock. The McGroarty Agreement has a three year term and is automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement with Logic International Consulting Group LLC. Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement was automatically extended to December 11, 2013 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Logic Agreement can be cancelled with ninety days written notice. The Logic Agreement requires a monthly payment of $50,000. On June 28, 2013, Logic converted unpaid fees of $800,000 into 800,000 shares of common stock at $1.00 per share. See Note 7 for additional details on this conversion.

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

Years Ended June 30,	Total
2014	$2,916
2015	-
2016	-
2017	-
2018	-
Beyond	-
Total	$2,916

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

The following table presents revenues, operating income (loss) and total assets by reportable segment for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)

	Advertising	Mineral
Company	Services	Exploration	Total
Three Months Ended June 30, 2013
Revenues	$576	$-	$576
Income (Loss) from operations	(200)	(259)	(459)
Total assets	245	688	933

Three Months Ended June 30, 2012
Revenues	$647	$-	$647
(Loss) from operations	415	(1,408)	$(993)
Total assets	555	547	$1,102

Six Months Ended June 30, 2013
Revenues	$1,020	$-	$1,020
Income (loss) from operations	(112)	(1,134)	(1,246)
Total assets	245	688	933

Six Months Ended June 30, 2012
Revenues	$1,220	$-	$1,220
(Loss) from operations	192	(3,883)	(3,691)
Total assets	555	547	1,102

The following table reconciles operating loss to net loss:

(dollars in thousands)
	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2013	2012	2013	2012
(Loss) from operations	$(459)	$(993)	$(1,246)	$(3,691)
Other (expense)	(5,046)	(17)	(5,057)	(37)
(Loss) before income taxes	(5,505)	(1,010)	(6,303)	(3,728)
Income tax (benefit)	-	-	-	-
Net (loss)	$(5,505)	$(1,010)	$(6,303)	$(3,728)

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

During the period since June 30, 2013, the Company issued 200,000 shares of restricted common stock to three accredited investors (Gregg Anigian for 50,000 shares, Jeffrey Stone for 25,000 shares, and Joe and Beverly Rushing for 125,000 shares) for $400,000 or $2.00 per share. A notice filing under Regulation D was filed with the SEC on August 19, 2013 with regard to these stock issuances.

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

We are a mineral exploration, mining and claims acquisition company based in Lonoke, Arkansas. Formerly Colorado Rare Earths, Inc., the Company holds over 12,000 acres of mining claims for rare-earth elements in Colorado, Idaho and Montana. In Colorado, these claims include the Powderhorn property in Gunnison County, and Wet Mountain property in Fremont and Custer Counties. Additional claims include the Lemhi Pass property in Lemhi County, Idaho and Beaverhead County, Montana; Diamond Creek and North Fork properties in Lemhi County, Idaho and the Sheep Creek properties in Ravalli County, Montana.

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

The drill permits application and plan of operation for drilling at the USRE Idaho properties was approved October 18, 2012 and the required reclamation bond was posted on October 23, 2012. We expect to drill at the Diamond Creek and North Fork Properties sites in Idaho 2013, subject to addition financing.

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

On December 15, 2010, we entered into an agreement to acquire Seaglass Holding Corp., a Nevada corporation. Seaglass owns certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado. The acquisition was structured as a triangular merger whereby Seaglass merged with Calypso Merger, Inc., a newly formed, wholly-owned subsidiary of Calypso Media Services Group, Inc. created solely for the purpose of facilitating the acquisition. Seaglass became the surviving corporate entity as a wholly-owned subsidiary of the Company and Calypso Merger, Inc. was dissolved.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

(dollars in thousands)

	Three Months Ended June 30,
	2013	2012	$ Variance	% Variance

Advertising revenues	$576	$647	$(71)	-11%
Cost of revenues	558	242	316	-131%
Gross margin	18	405	(387)	-96%
Operating expenses-
Selling, general and administrative expenses	269	1,296	(1,027)	79%
Exploration expense	208	102	106	-104%
Total operating expenses	477	1,398	(921)	66%
(Loss) from operations	(459)	(993)	534	54%
Other income (expense):
Interest expense	(14)	(18)	4	22%
Loss on debt settlement	(4,226)	-	(4,226)	-100%
Loss on derivative liability- warrant	(806)	1	(807)	-100%
Total other (expense)	(5,046)	(17)	(5,029)	-29582%
(Loss) before income taxes	(5,505)	(1,010)	(4,495)	-445%
Income tax expense	-	-	-	0%
Net (loss)	$(5,505)	$(1,010)	$(4,495)	-445%

Advertising Revenue

Advertising revenues for the three months ended June 30, 2013 decreased $71,000 to $576,000 as compared to $647,000 for the three months ended June 30, 2012. The decrease was due to a focus on higher margin customers and the loss of customers.

Cost of Sales

Cost of sales for the three months ended June 30, 2013 increased $316,000 to $558,000 as compared to $242,000 for the three months ended June 30, 2012. The increase was due to product mix.

Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 decreased $1,027,000 to $269,000 as compared to $1,296,000 for the three months ended June 30, 2012. During the three months ended June 30, 2013 and 2012, we recorded $7,000 and $897,000, respectively, in non-cash expenses, Exploration expenses for the three months ended June 30, 2013 increased $106,000 to $208,000 as compared to $102,000 for the three months ended June 30, 2012. The increase was due to increased drilling and exploration expenses.

Selling, general and administrative expenses for the three months ended June 30, 2013 and 2012 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the three months ended June 30, 2013 and 2012 consisted of drilling, permits and other exploration expenses.

Net (Loss)

Net loss for the three months ended June 30, 2013 was $5,505,000 as compared to $1,010,000 for the three months ended June 30, 2012. We acquired USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the three months ended June 30, 2013 included $5,875,000 in non-cash expenses. The net loss for the three months ended June 30, 2012 included $897,000 in non-cash expenses.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

(dollars in thousands)

	Six Months Ended June 30,
	2013	2012	$ Variance	% Variance

Advertising revenues	$1,020	$1,220	$(200)	-16%
Cost of revenues	782	595	187	-31%
Gross margin	238	625	(387)	-62%
Operating expenses-
Selling, general and administrative expenses	1,227	4,183	(2,956)	71%
Exploration expense	257	133	124	-93%
Total operating expenses	1,484	4,316	(2,832)	66%
(Loss) from operations	(1,246)	(3,691)	2,445	66%
Other income (expense):
Interest expense	(25)	(38)	13	34%
Loss on debt settlement	(4,226)	-	(4,226)	-100%
Loss on derivative liability- warrant	(806)	1	(807)	-100%
Total other (expense)	(5,057)	(37)	(5,020)	-13568%
(Loss) before income taxes	(6,303)	(3,728)	(2,575)	-69%
Income tax expense	-	-	-	0%
Net (loss)	$(6,303)	$(3,728)	$(2,575)	-69%
Advertising Revenue

Advertising revenues for the six months ended June 30, 2013 decreased $200,000 to $1,020,000 as compared to $1,220,000 for the six months ended June 30, 2012. The decrease was due to a focus on higher margin customers and the loss of customers.

Cost of Sales

Cost of sales for the six months ended June 30, 2013 increased $187,000 to $782,000 as compared to $595,000 for the six months ended June 30, 2012. The increase was due to product mix.

Expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 decreased $2,956,000 to $1,227,000 as compared to $4,183,000 for the six months ended June 30, 2012. During the six months ended June 30, 2013 and 2012, we recorded $16,000 and $3,170,000, respectively, in non-cash expenses, Exploration expenses for the six months ended June 30, 2013 increased $124,000 to $257,000 as compared to $133,000 for the six months ended June 30, 2012. The increase was due to increased drilling and exploration expenses.

Selling, general and administrative expenses for the six months ended June 30, 2013 and 2012 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the six months ended June 30, 2013 and 2012 consisted of drilling, permits and other exploration expenses.

Net (Loss)

Net loss for the six months ended June 30, 2013 was $6,303,000 as compared to $3,728,000 for the six months ended June 30, 2012. We acquired USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the six months ended June 30, 2013 included $5,884,000 in non-cash expenses. The net loss for the six months ended June 30, 2012 included $3,189,000 in non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, the Company had cash of $278,000 and a working capital deficit of $1,478,000 (excluding derivative liability- warrant of $806,000 and accrued compensation officers of $3,000,000).

During the three months ended June 30, 2013, we issued 337,500 shares of restricted common stock to five accredited investors for $675,000 or $2.00 per share. During the period since June 30, 2013, we issued 200,000 shares of restricted common stock to three accredited investors for $400,000 or $2.00 per share.

Our business plan calls for significant expenses in connection with the exploration of the properties. We do not currently have sufficient funds to conduct continued exploration on the properties and require additional financing in order to determine whether the properties contain economic mineralization. We will also require additional financing if the costs of the exploration of the properties are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. Our recent efforts to generate additional liquidity, including through sales of our common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes set forth in this Form 10-Q. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our properties and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital or the issuance of convertible debentures. Any sale of share capital or the issuance of convertible debentures will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the properties to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 was $814,000. This amount was primarily related to a net loss of $6,303,000 and an increase in accounts payable and accrued expenses of $352,000, offset by depreciation and amortization and non-cash expenses of $5,884,000.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2013 was $0.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $925,000. This amount was related to the sale of common stock of $675,000 and proceeds from note payable – related party of $250,000.

Our unaudited contractual cash obligations as of June 30, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,916	$2,916	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Note payable	100,000	100,000	-	-	-
Mining expenditures	3,200,000	3,200,000	-	-	-
Payments under Stock Repurchase Option Agreements	3,196,000	3,196,000	-	-	-
	$6,498,916	$6,498,916	$-	$-	$-

The Company has entered into Repurchase Option Agreements whereby the Company can acquire 2,431,000 and 765,000 or a total of 3,196,000 shares of common stock from existing shareholders at $1.00 per share as of September 30, 2013 and December 31, 2013, respectively. Most shares were placed in escrow at the Company’s transfer agent. Michael Parnell, our former CEO, entered into a Repurchase Option Agreements for 200,000 shares.

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

Cash and Cash Equivalents
We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of June 30, 2013, we had no uninsured cash amounts.

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

Value Measurements and Financial Instruments
ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have no investments in any market risk sensitive instruments either held for trading purposes or entered into for other than trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: We do not have an audit committee. An audit committee with three independent directors would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to form an audit committee during 2013.

b) Changes In Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Legal Proceedings

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

On June 5, 2013, we received notice that the Eighth Judicial District Court, Clark County, Nevada (Case No. A668230-B, Dept. Thirteen, Las Vegas NV 89155) had approved the Settlement Agreement and General Release (the “Settlement Agreement”) between the Company and H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. This Settlement Agreement resolved all legal matters between the parties.

The Settlement Agreement approved by the court is the same Settlement Agreement in all material respects that was described in detail in our Form 8-K dated April 25, 2013 and filed with the SEC on April 29, 2013 and the Quarterly Report on 10-Q dated March 31, 2013 and filed with the SEC on May 20, 2013.

ITEM 1A. RISK FACTORS.

There are certain inherent risks which will have an effect on the Company’s development in the future and the most significant risks and uncertainties known and identified by our management are described below.

The Company has been involved in legal proceedings and the outcome of which impacts the management of the Company and could adversely affect the Company’s financial condition or results of operation.

We have been involved in legal proceedings as discussed in Item 1, Legal Proceedings.

The Settlement Agreement approved by the court is the same Settlement Agreement in all material respects that was described in detail in our Form 8-K dated April 25, 2013 and filed with the SEC on April 29, 2013 and the Quarterly Report on 10-Q dated March 31, 2013 and filed with the SEC on May 20, 2013.

We need to comply with the Settlement Agreement or our financial condition or results of operations could be adversely affected.

If we do not obtain additional financing, our business will fail.

For the six months ended June 30, 2013 and the year ended December 31, 2012, we had no revenues from our rare-earth elements properties.

We incurred net losses of $6,303,000 and $6,761,000 for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The net loss for the six months ended June 30, 2013 and year ended December 31, 2012 included approximately $5,884,000 and $4,060,000, respectively, of non-cash expenses. Our net cash used in operating activities was $814,000 and $923,000 for the six months ended June 30, 2013 and year ended December 31, 2012, respectively.

Our current operating funds are less than necessary to complete all intended exploration of the properties, and therefore we need to obtain additional financing in order to complete our business plan. As of June 30, 2013, we had cash of $278,000 and a working capital deficit of $1,478,000 (excluding derivative liability- warrant of $806,000 and accrued compensation officers of $3,000,000).

Our business plan calls for significant expenses in connection with the exploration of the properties. We do not currently have sufficient funds to conduct continued exploration on the properties and require additional financing in order to determine whether the properties contain economic mineralization. We will also require additional financing if the costs of the exploration of the properties are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. Our recent efforts to generate additional liquidity, including through sales of our common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes set forth in this Form 10-Q. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our properties and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital or the issuance of convertible debentures. Any sale of share capital or the issuance of convertible debentures will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the properties to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

Certain shareholders have substantial influence over our company.

As of August 19, 2013, John Victor Lattimore, Jr. and affilitated entities own 4.7 million shares or approximately 16.5% of our issued and outstanding common stock.

As of August 19, 2013, the former large shareholders of USRE-Delaware which we acquired on August 22, 2011 and Seaglass which we acquired on December 15, 2010, own 10.2 million shares or approximately 35.3% of the Company’s issued and outstanding common stock. As part of the Settlement Agreement, the parties also agreed to enter into a Voting Shareholder Agreement until March 13, 2015.

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

The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of rare-earth elements. The price of rare-earth elements may also have a significant influence on the market price of our common stock and the value of our properties. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of rare-earth elements may prevent our properties from being economically mined or result in the write-off of assets whose value is impaired as a result of lower rare-earth element prices.

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

Unless otherwise indicated, estimates of mineralized material presented in our press releases and regulatory filings are based upon estimates made by our consultants and us. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties. Until mineralized material is actually mined and processed, it must be considered an estimate only. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably. Any material changes in estimates of mineralized material will affect the economic viability of placing properties into production and such properties’ return on capital. There can be no assurance that minerals recovered in small scale metallurgical tests will be recovered at production scale.

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

Our audited financial statements for the six months ended June 30, 2013 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Except for our initial exploration efforts as described above, we have not started our proposed business operations or realized any revenues from our rare-earth element properties. Except for our media operations, we have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

●	Our ability to locate a profitable mineral properties;

●	Our ability to generate revenues; and

●	Our ability to reduce exploration costs.

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

Governmental regulations impose material restrictions on mineral properties exploration and development. Under state laws in Colorado, Idaho and Montana, to engage in exploration will require permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. If we proceed to commence drilling operations on the mineral claims, we will incur additional regulatory compliance costs.

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

Because we are engaged in mineral exploration, we are exposed to environmental risks associated with mineral exploration activity. We are currently in the initial exploration stages on our properties interests and have not determined whether significant site reclamation costs will be required. We anticipate that we would only record liabilities for site reclamation when reasonably determinable and when such costs can be reliably quantified. Compliance with environmental regulations will likely be expensive and burdensome. The expenditure of substantial sums on environmental matters will have a materially negative effect on our ability to implement our business plan and grow our business.

The exploration and mining industry is highly competitive, and we are at a disadvantage since many of our competitors are better funded.

Discovering, exploring and exploiting a mineral prospect are highly speculative ventures. There are many companies already established in this industry who are better financed and/or who have closer working relationships with productive mining companies. This places us at a competitive disadvantage. Our goal is to explore our properties with the anticipation of locating one or more commercially viable deposits. If we do not have the requisite funds to further develop a discovered deposit, we may have to find a partner that would assist us in to fully develop the properties. We have not entered into any agreements with any third parties to produce any discovered minerals from our properties, nor have we identified any potential partners in that regards. There are no guarantees that we will have sufficient funds or that we will ever identify and enter in agreement with suitable partners to assist us in realizing production grade minerals from our properties. If cannot realize sufficient funds or we are unable to identify and/or partner with any third parties to assist us in attaining production grade minerals, we will likely be unsuccessful in producing any such minerals, which would likely have a materially adverse effect on our ability to generate revenues.

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

Weather and location challenges may restrict and delay our work on our properties.

We plan to conduct our exploration on a seasonal basis, it is possible that snow or rain could restrict and delay work on the properties to a significant degree. Our properties are located in relatively remote locations, which create additional transportation and energy costs and challenges.

Trading in the Company’s stock may be restricted by the SEC’s penny stock regulations.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exclusions, none of which apply to our stock (e.g., net tangible assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

These disclosure requirements reduce the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock to current and future investors, resulting in limited ability for investors to sell their shares.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sale our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The penny stock rules may discourage investor interest in and limit the marketability of our common stock to current and future investors, resulting in limited ability for investors to sell their shares.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of August 19, 2013, there were 28.7 million shares of common stock issued and outstanding, on a pro-forma basis and subject to adjustment based on the terms of the Settlement Agreement discussed in Item 1, Legal Proceedings. Significant shares of common stock are held by our principal shareholders, other insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

From time to time, we may engage in discussions with candidates regarding potential divestures. If a divestiture does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

●	Effectively transfer liabilities, contracts, facilities and employees to any purchaser,

●	Identify and separate the intellectual properties to be divested from the intellectual properties that we wish to retain,

●	Reduce fixed costs previously associated with the divested assets or business, and

●	Collect the proceeds from any divestitures.

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

We are subject to corporate governance and internal control requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We must comply with corporate governance requirements under the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, as well as additional rules and regulations currently in place and that may be subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. We are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.

Our management has concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

We do not have an audit committee. An audit committee with three independent directors would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to form an audit committee during 2013.

Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

We may issue preferred stock that could have rights that are preferential to the rights of common stock that could discourage potentially beneficial transactions to our common shareholders.

An issuance of additional shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our Board of Directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve. The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

If the company were to dissolve or wind-up, holders of our common stock may not receive a liquidation distribution.

If we were to wind-up or dissolve the Company and liquidate and distribute our assets, our shareholders would share ratably in our assets only after we satisfy any amounts we owe to our creditors. If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors to enable you to receive any liquidation distribution with respect to any shares you may hold.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2013, we had the following unregistered sales of equity securities.

Unless otherwise indicated, all of the following private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

During the three months ended June 30, 2013, we issued 337,500 shares of restricted common stock to five accredited investors (Burton Koffman for 12,500 shares, Daniel and Carol Kondos for 100,000 shares, Robert Lavinsky for 25,000 and Postscriptum Ventures Ltd for 200,000 shares) for $675,000 or $2.00 per share. A notice filing under Regulation D was filed with the SEC on August 19, 2013 with regard to these stock issuances.

Convertible Secured Promissory Note with Unique Materials LLC
On September 13, 2012, we entered into a Convertible Secured Promissory Note with Unique Materials LLC, a Texas LLC affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors, pursuant to which the Company agreed to issue a Note for $650,000 at 5%.

On June 28, 2013, Unique Materials converted this Note and interest of $25,644 into 675,644 of our restricted common shares at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value as loss on settlement of debt A notice filing under Regulation D was filed with the SEC on July 3, 2013 with regard to this stock issuance.

Unsecured Promissory Note with Unique Materials LLC
On November 20, 2012, we entered into an unsecured Promissory Note with Unique Materials, pursuant to which we agreed to issue a Note for $250,000 at 5%.

On June 28, 2013, Unique Materials converted this Note and interest of $7,534 into 257,534 of our restricted common shares at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value as loss on settlement of debt A notice filing under Regulation D was filed with the SEC on July 3, 2013 with regard to this stock issuance.

Unsecured Promissory Note with Unique Materials LLC
On February 4, 2013, we entered into a unsecured Promissory Note with Unique Materials, pursuant to which the Company agreed to issue a Note for $150,000 at 5%.

On June 28, 2013, Unique Materials converted this Note and interest of $2,950 into 152,950 of the our restricted common shares at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value as loss on settlement of debt A notice filing under Regulation D was filed with the SEC on July 3, 2013 with regard to this stock issuance.

Conversion of Liability with Logic International Consulting Group, LLC
On June 28, 2013, Logic International Consulting Group LLC, a New York LLC affiliated with Kevin Cassidy, the Company’s CEO, converted liabilities of $800,000 into 800,000 of the Company’s restricted common shares at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value as loss on settlement of debt. A notice filing under Regulation D was filed with the SEC on July 3, 2013 with regard to this stock issuance.

Forfeiture of Shares
On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreements with Michael Parnell and Matthew Hoff. Under these Agreement, the Company approved the issuance of 1,250,000 shares of common stock to each of Mr. Parnell and Mr. Hoff related to (i) $500,000 in severance at $.50 per share for the change in control effected on December 15, 2010: and (ii) 125,000 shares related to each of years 4 and 5 for the change in control effected on August 22, 2011, each as outlined in the Agreements.

On June 28, 2013, Mr. Parnell and Mr. Hoff each forfeited 750,000 shares of the 1,250,000 issuance discussed above. This 1,500,000 forfeiture is part of the retrieval or “claw back” not less than 2.1 million shares of the Company’s common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services that was included in the Settlement Agreement and General Release approved on June 5, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description

10.1
Notice of Proposed Settlement, Settlement Hearing, and Right to Appear dated April 24, 2013 by and between U.S. Rare Earths, Inc. and H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. (1)

10.2	Form of Notice of Conversion by and between U.S. Rare Earths, Inc. and Unique Materials LLC dated June 28, 2013. (2)
10.3	Notice of Conversion by and between U .S. Rare Earths, Inc. and Logic International Consulting Group LLC dated June 28, 2013. (2)
10.4	Option Agreement dated May 20, 2013 by and between U .S. Rare Earths, Inc. and Postscriptum Ventures Ltd. (3)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). (3)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). (3)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (4)
____________________________________
(1)	Attached as an exhibit to the Company’s Form 8-K dated April 25, 2013 and filed with the SEC on April 29, 2013.
(2)	Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 2, 2013.
(3)	Filed herewith.
(4)
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

U.S. RARE EARTHS, INC.

Date: August 19, 2013	By:	/s/ Kevin Cassidy
Kevin Cassidy
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer ( Principal Financial and Accounting Officer)