Form 10-Q
period 2013-09-30
U.S. RARE EARTHS, INC
filed 2013-11-15
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☑ No

As of November 14, 2013, the Company had 32,140,167 shares of common stock granted, subject to adjustment based on the terms of the Settlement Agreement discussed in Item 1, Legal Proceedings.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited except as noted)

Consolidated Balance Sheets – September 30, 2013 and December 31, 2012 (audited)	4

Consolidated Statements of Operations – Three and nine months ended September 30, 2013 and 2012	5

Consolidated Statements of Cash Flows – Nine months ended September 30, 2013 and 2012	6

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS		(Audited)

CURRENT ASSETS:

Cash	$2,601,007	$166,939
Accounts receivable, less allowance for doubtful accounts
of $28,428 and $47,255, respectively	177,602	189,544
Other current assets	41,861	-

Total current assets	2,820,470	356,483

EQUIPMENT, NET	134,724	113,383

OTHER ASSETS:
Mineral properties	326,000	326,000

TOTAL ASSETS	$3,281,194	$795,866

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,092,908	$1,354,752
Accounts payable and accrued expenses-related party	6,391	506,391
Accrued compensation-officers	3,234,144	367,466
Accrued interest	-	11,109
Derivative liability - option	539,500	-

Total current liabilities	4,872,943	2,239,718

LONG-TERM DEBT:

Note payable-related party	-	250,000
Convertible debentures- related party	-	650,000

Total liabilities	4,872,943	3,139,718

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:

Preferred stock; 10,000,000 shares authorized,
outstanding, respectively	-	-

Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 30,012,168 and 27,628,366
shares issued and outstanding, respectively	300	276
Additional paid-in capital	53,870,429	46,453,342
Accumulated deficit	(55,462,478)	(48,797,470)

Total stockholders' deficit	(1,591,749)	(2,343,852)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,281,194	$795,866

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUES

Advertising revenues	$410,330	$486,870	$1,429,929	$1,707,075

Total revenue	410,330	486,870	1,429,929	1,707,075

Cost of revenues	33,000	245,342	814,335	840,511

Gross margin	377,330	241,528	615,594	866,564

OPERATING EXPENSES

Selling, general and administrative expenses	247,251	1,315,723	1,474,507	5,498,070
Exploration expense	658,095	146,995	915,256	280,870

Total operating expenses	905,346	1,462,718	2,389,763	5,778,940

(Loss) from operations	(528,016)	(1,221,190)	(1,774,169)	(4,912,376)

OTHER INCOME (EXPENSE)

Interest income	1	17	1	222
Interest expense	(281)	(89,600)	(26,070)	(127,697)
Loss on debt settlement	-	-	(4,225,983)	-
Gain (loss) on derivative liability option	266,500	-	(539,500)	-
Loss on stock repurchase	(100,000)	-	(100,000)	-
Other income (expense)	-	-	713	700

Total other income (expense)	166,220	(89,583)	(4,890,839)	(126,775)

(LOSS) BEFORE INCOME TAXES	(361,796)	(1,310,773)	(6,665,008)	(5,039,151)
INCOME TAX EXPENSE	-	-	-	-

Net (loss)	$(361,796)	$(1,310,773)	$(6,665,008)	$(5,039,151)

PER SHARE DATA:

BASIC AND DILUTED (LOSS) PER SHARE	$(0.01)	$(0.06)	$(0.24)	$(0.23)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	28,975,083	23,393,177	28,192,987	22,030,794

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES:

Net loss	$(6,665,008)	$(5,039,151)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	24,070	27,233
Common stock and warrants issued for services	300,000	6,584,270
Common stock and warrants issued for liabilities	536,128	-
Loss on derivative liability- option	539,500	-
Loss on debt settlement	4,225,983	-
Changes in Operating Assets and Liabilities:
Accounts receivable	11,942	98,515
Other current assets and receivables	(41,861)	(125,255)
Accounts payable and accrued expenses	(761,847)	(2,486,312)
Accrued compensation - officers	(133,319)	-
Accrued interest	(11,109)	-
Net cash (used in) operating activities	(1,975,521)	(940,700)

INVESTING ACTIVITIES:

Purchase of fixed assets	(45,411)	-
Net cash (used in) investing activities	(45,411)	-

FINANCING ACTIVITIES:

Proceeds from the sale of common stock and warrants	4,205,000	585,625
Proceeds from note payable- related party	250,000	-
Proceeds from convertible debenture	-	650,000
Repayment note payable- related party	-	(735,428)

Net cash provided by (used in) financing activities	4,455,000	500,197

(DECREASE) IN CASH	2,434,068	(440,503)
CASH AT BEGINNING OF PERIOD	166,939	521,553

CASH AT END OF PERIOD	$2,601,007	$81,050

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$37,897
Income taxes	$-	$-

Non cash investing and financing activities:
Loss on debt settlement	$4,050,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1. ORGANIZATION

The Company and Our Business
U.S. Rare Earths, Inc. (“USRE”, “U.S. Rare Earths” or the “Company”) is a mineral exploration, mining and claims acquisition company based in Plano, TX. Formerly Colorado Rare Earths, Inc., the Company holds over 25,000 acres of mining claims for rare-earth elements in Colorado, Idaho and Montana.  In Colorado, these claims include the Powderhorn property in Gunnison County, and Wet Mountain property in Fremont and Custer Counties. Additional claims include the Lemhi Pass property in Lemhi County, Idaho and Beaverhead County, Montana; Diamond Creek and North Fork properties in Lemhi County; and the Last Chance property in Lemhi region of Montana and the Sheep Creek properties in Ravalli County, Montana (the “properties”).

The Company has budgeted expenditures for the next twelve months of approximately $4,000,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described.  For further details see “Liquidity and Capital Resources Section” below. USRE believes that it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of rare-earth elements and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves.

The Company has drill permits for six of its properties across spanning across three states. The Company drilled at the Diamond Creek and North Fork Properties sites in Idaho and the Last Chance property in Lemhi region of Montana in 2013.

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

The Company incurred net losses of $6,665,000 and $6,761,000 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The net loss for the nine months ended September 30, 2013 and year ended December 31, 2012 included approximately $5,626,000 and $4,060,000, respectively, of non-cash expenses.  The Company’s net cash used in operating activities was $1,976,000 and $923,000 for the nine months ended September 30, 2013 and year ended December 31, 2012, respectively.

The Company’s current operating funds are less than necessary to complete all intended exploration of the properties, and therefore it needs to obtain additional financing in order to complete our business plan. As of September 30, 2013, the Company had cash of     $2,601,000 and working capital of $1,487,000 (excluding derivative liability- option of $540,000 and accrued compensation- officer of $3,000,000 that was converted into equity on October 7, 2013).

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

The Company will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  The Company’s recent efforts to generate additional liquidity, including through sales of its common stock and the issuance of secured convertible debentures, are described in more detail in Notes 6 and 7 below. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our properties and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Unaudited Financial Statements
The accompanying unaudited financial statements of U.S. Rare Earths, Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended September 30, 2013 and 2012 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2013.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of September 30, 2013, the Company had $2,330,664 uninsured cash amounts.

Accounts Receivable
The Company’s accounts receivable are net of the allowance for estimated doubtful accounts. The allowance for doubtful accounts reflects managements’ best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance totaled $28,428 and $47,255 as of September 30, 2013 and December 31, 2012, respectively.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values; an impairment loss is recognized in operating results.

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

				Carrying
				amount at
	Fair Value Measurements Using Inputs			September 30,
Financial Instruments	Level 1	Level 2	Level 3	2013

Liabilities
Derivative Instruments - Warrants	$-	$-	$539,500	$539,500

Total	-	-	539,500	539,500

September 30, 2013
Market price and estimated fair value of common stock:	$2,0500
Exercise price	$1,220
Expected term days	91
Divident yield	-
Expected volatility	225%
Risk-free interest rate	1.30%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at September 30, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities.

Derivative Instruments - Option
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

The option value as of September 30, 2013 of $539,500 was recorded as derivative liability- option and during the nine months ended September 30, 2013, the Company recognized $539,500 of other expense.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, it defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company had no deferred revenue as of September 30, 2013 and December 31, 2012.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of September 30, 2013, the Company had warrants for the purchase of 3,070,626 common shares that was not included in the computation of loss per share at September 30, 2013 because they would have been anti-dilutive. As of September 30, 2012, the Company had warrants for the purchase of 3,320,626 common shares and 228,070 shares related to convertible debentures that were not included in the computation of loss per share at September 30, 2012 because they would have been anti-dilutive.

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

NOTE 3. ACQUISITIONS OF MINING CLAIMS

Seaglass Holding Corp. Acquisition
On December 15, 2010, the Company entered into Agreement of Plan and Merger with Seaglass Holding Corp. Seaglass owned certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.   The acquisition resulted in a change in control.

As part of the acquisition, the Company acquired rights to mineral claims on approximately 704 acres on, near, or adjacent to anomalous values of Rare Earth metals, including thorium, uranium, niobium and tantalum. The Company had an independent evaluation performed by a licensed processing engineer to estimate the fair market value of the claims on the date of acquisition. Based on this report, the Company assigned a fair value to the claims of $326,000.

U.S. Rare Earths, Inc. Acquisition
On July 18, 2011, the Company entered into an Agreement of Plan and Merger to acquire U.S. Rare Earths, Inc., a Delaware corporation (“USRE-Delaware”), and the acquisition closed on August 22, 2011. In connection with the acquisition, the Company changed its corporate name to U.S. Rare Earths. As part of the acquisition of USRE-Delaware, the Company acquired rights to mineral claims on or adjacent to anomalous values of rare-earth elements, including thorium, uranium, niobium and tantalum. The acquisition resulted in a change in control.

The Company has no reported mineral reserves and all activities are exploratory in nature. Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral properties. All costs other than the $326,000 related to the Seaglass acquisition have been recorded as exploration expenses.

Because of limited staff, the Company relies on outside parties, including geologists, surveyors, laboratories, etc. in our business operations. Mr. Howard Dunn is responsible for our mining operations. Mr. Dunn is a registered professional engineer in Idaho and Colorado with twenty six years of experience. The Company has historical data on mining operations at the properties listed above. Properties are visited at least twice a year, with each visit being approximately one week. All properties are accessible by vehicles.

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable were $177,602 and $189,544, net of allowance, as of September 30, 2013 and December 31, 2012, respectively. The Company had four customers (16.5%, 16.0%, 14.6% and 13.9%) in excess of 10% of our consolidated revenues for the nine months ended September 30, 2013. The Company had two customers (35.6% and 21.9%) with accounts receivable in excess of 10% as of September 30, 2013. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2013	2012
Office equipment	5 years	$258,157	$258,157
Mining and other equipment	5-7 years	157,121	111,710
Less accumulated depreciation		(280,554)	(256,484)
		$134,724	113,383

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $24,070 and $27,232 respectively.

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

The Company’s maintains an office located in Lonoke, Arkansas which is leased from the J.S. Parnell Trust, of which our former CEO and current National Account Director, Michael D. Parnell, is trustee. This agreement was entered into before the Company acquired Media Depot and has been continued following the acquisition. Lease payments are $916 per month and renew monthly.

Accrued Compensation- Officers
Accrued compensation- officers was $3,234,144 and $367,466 as of September 30, 2013 and December 31, 2012, respectively. This amount consisted of unpaid payroll to officers and consultants and $150,000 due to Logic International Consulting Group LLC related to the legal settlement. On October 7, 2013, Mr. Kevin Cassidy, the Company’s CEO, converted $3,000,000 of accrued compensation- officers into 3,000,000 shares of the Company’s common stock at $1.00 per share pursuant to the Settlement Agreement discussed in Note 8.

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

Under the terms of the Note, the principal and unpaid accrued interest was due the earlier of September 15, 2015 or conversion into the Company’s common stock at the demand of the Holder. The Note included a demand payment if the Chairman of the Board, President or Vice President or 20% or more of the Company’s Board of Directors was changed after September 13, 2012.  The Company was not required to file a registration statement. The Note was secured by all mineral claims, real properties, fixed assets, inventory and accounts receivable and the proceeds were primarily used to repay the USRE Note discussed above.

See Note 7 for additional detail on the conversion of this Note.

Private Placement with Lattimore Properties, Inc.
On September 12, 2012, the Company closed a private placement with Lattimore Properties, Inc., a Texas company affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors. The private placement consisted of the sale of an aggregate of 2,045,450 shares of the Company’s common stock for $550,000 at a price of $0.27 per share. The shares issued under the private placement were restricted under applicable securities laws and are not freely tradable. The Company was not required to file a registration statement.

Unsecured Promissory Note with Unique Materials LLC
On November 20, 2012, the Company entered into a unsecured Promissory Note with Unique Materials LLC, a Texas LLC affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company issued a Note for $250,000 at 5%.

Under the terms of the Note, the principal and unpaid accrued interest was due November 20, 2015.

See Note 7 for additional detail on the conversion of this Note.

Unsecured Promissory Note with Unique Materials LLC
On February 4, 2013, the Company entered into a unsecured Promissory Note with Unique Materials LLC, a Texas LLC affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company issued a Note for $150,000 at 5%.

Under the terms of the Note, the principal and unpaid accrued interest was due February 4, 2016.

See Note 7 for additional detail on the conversion of this Note.

Security Promissory Note with John and Mark Family Limited Partnership
On May 21, 2013, the Company entered into a unsecured Promissory Note with John and Mark Family Limited Partnership, a Texas Limited Partnership affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company issued a Note for $100,000 at 5%. The Note was due June 30, 2013 and on June 30, 2013 the maturity was extended to December 31, 2013.

See Note 7 for additional detail on the conversion of this Note.

Option Agreement with Lattimore Properties, Inc.
The Settlement Agreement discussed in Note 8 provides for the Company to issue to either:  (i) John Victor Lattimore, Jr.; (ii) Lattimore Properties, Inc., a Texas company affiliated with John Victor Lattimore, Jr.; or (iii) Unique Materials, LLC (“Holder”), affiliated with John Victor Lattimore, Jr. (at John Victor Lattimore, Jr.’s sole and absolute discretion), an option to purchase up to three million (3,000,000) shares of USRE common stock at $1.00 a share and upon other terms to be decided by our Board of Directors.

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

On March 21, 2013, Diane Cassidy exercised a warrant on a cashless basis that granted by the Company on December 31, 2011 for the purchase of 194,445 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $0.27 per share. A notice filing under Regulation D was filed with the SEC on April 11, 2013 with regard to this stock issuance.

During the three months ended June 30, 2013, the Company issued 337,500 shares of restricted common stock to five accredited investors (Burton Koffman for 12,500 shares, George Kondos for 100,000 shares, Robert Lavinsky for 25,000 and Postscriptum Ventures Ltd for 200,000 shares) for $675,000 or $2.00 per share. A notice filing under Regulation D was filed with the SEC on August 19, 2013 with regard to these stock issuances.

During the three months ended September 30, 2013, the Company issued 1,615,000 shares of restricted common stock to eight accredited investors (Joe and Beverly Rushing for 125,000 shares, Greg Anigian for 50,000 shares, Daniel Kondos for 100,000 shares, Jeffrey Stone for 25,000 shares, Cheri Lattimore for 250,000 shares, Tamara Bonno for 50,000 shares, Derek Slaughter for 15,000 shares, and an accredited investor for 1,000,000 shares) for $3,230,000 or $2.00 per share. A notice filing under Regulation D was filed with the SEC by October 31, 2013 with regard to these stock issuances.

Also during the three months ended September 30, 2013, the Company issued 120,000 shares of restricted common stock to one accredited investor (Preston Bryant for 120,000 shares) for $300,000 or $2.50 per share. A notice filing under Regulation D was filed with the SEC by October 31, 2013 with regard to this stock issuance.

On September 30, 2013, the Company acquired 100,000 shares of its common stock from Daniel McGroarty by paying $100,000 or $1.00 per share. The Company has entered into Repurchase Option Agreements with existing shareholders at $1.00 per share under which the Company (i) acquired 952,001 shares during October 2013; (ii) pursuant to which the Company can acquire up to 2,168,999 shares of common stock by December 31, 2013; and (iii) pursuant to which the Company can acquire up to 800,000  from existing shareholders by April 30, 2014. Most repurchased shares were placed in escrow at the Company’s transfer agent until the expiration of the escrow agreements on December 31, 2013.

Convertible Secured Promissory Note with Unique Materials LLC
On September 13, 2012, the Company entered into a Convertible Secured Promissory Note with Unique Materials LLC, a Texas LLC affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors, pursuant to which the Company issued a Note for $650,000 at 5%.

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

Unsecured Promissory Note with Unique Materials LLC
On November 20, 2012, the Company entered into an unsecured Promissory Note with Unique Materials, pursuant to which the Company issued a Note for $250,000 at 5%.

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

Unsecured Promissory Note with Unique Materials LLC
On February 4, 2013, the Company entered into a unsecured Promissory Note with Unique Materials, pursuant to which the Company issued a Note for $150,000 at 5%.

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

Secured Promissory Note with John and Mark Family Limited Partnership
On May 21, 2013, the Company entered into a unsecured Promissory Note with John and Mark Family Limited Partnership, a Texas Limited Partnership affiliated with John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company issued a Note for $100,000 at 5%. The Note was due June 30, 2013 and on June 30, 2013 the maturity was extended to December 31, 2013.

On August 22, 2013, the Partnership converted this Note into 66,667 shares of the Company’s restricted common stock at $1.50 per share. The interest was forfeited by the Partnership. In addition, the Partnership and other entities of John Victor Lattimore, Jr. signed a Release of Mortgage and cancelled all security related to mineral claims, real properties, fixed assets, inventory and accounts receivable of the Company.

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

On September 5, 2013, former employees forfeited 25,000 shares of the Company’s common stock.

On September 26, 2013, McKim and Company LLC and James Cahill forfeited 210,938 shares of the Company’s common stock. On June 12, 2012, McKim and Company LLC exercised a warrant granted by the Company on May 24, 2011 for the purchase of 210,938 shares of the Company’s common stock.

A summary of the warrants issued as of September 30, 2013 were as follows:

	September 30, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at 12/31/12	3,320,626	$2.46
Issued	-	$-
Exercised	-	$-
Forfeited	(250,000)	$(0.50)
Expired	-	$-
Outstanding at end of period	3,070,626	$2.62
Exerciseable at end of period	3,070,626

A summary of the status of the warrants outstanding as of September 30, 2013 is presented below:

	September 30, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,575,000	4.05	$0.50	1,575,000
1,495,626	2.66	$4.85	1,495,626
3,070,626		$2.62	3,070,626	$2.62

At September 30, 2013, vested warrants totaling 1,575,000 shares had an aggregate intrinsic value of $3,465,000.

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

The Settlement Agreement approved by the court is the same Settlement Agreement in all material respects that was described in detail in the Company’s Form 8-K dated April 25, 2013 and filed with the SEC on April 29, 2013 and the Quarterly Report on 10-Q dated March 31, 2013 and filed with the SEC on May 20, 2013. The Settlement Agreement provides for the Company to issue to either:  (i) John Victor Lattimore, Jr.; (ii) Lattimore Properties, Inc., a Texas company affiliated with John Victor Lattimore, Jr.; or (iii) Unique Materials, LLC (“Holder”), affiliated with John Victor Lattimore, Jr. (at John Victor Lattimore, Jr.’s sole and absolute discretion), an option to purchase up to three million (3,000,000) shares of USRE common stock at $1.00 a share and upon other terms to be decided by the Board of Directors of the Company.

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

Daniel McGroarty

On November 29, 2011, Daniel McGroarty was appointed President of the Company. On January 1, 2012, the Company entered into an Employment Agreement with Mr. McGroarty. Under the terms of the McGroarty Agreement, Mr. McGroarty’s salary was $120,000 in year one and is to be negotiated in years 2 and 3. Mr. McGroarty was issued 650,000 shares of restricted common stock. The McGroarty Agreement had a three year term and was automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On August 14, 2013, the Company accepted the resignation of Daniel McGroarty effective July 31, 2013 as President of U.S. Rare Earths and its subsidiaries. The parties entered into a Stock Repurchase Option and Severance Agreement whereby the parties agreed to (i) settle all back pay and compensation claims with a payment of $60,000; (ii) the Company agreed to buy 100,000 of the Company’s common stock from Mr. McGroarty on or before September 30, 2012 with a payment of $100,000 or $1.00 per share (paid); and (iii) the Company paid $40,000 (paid) for an option to acquire 800,000 shares of the Company’s common stock from Mr. McGroarty for $800,000 or $1.00 per share or on or before April 30, 2014.

Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement with Logic International Consulting Group LLC. Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement was automatically extended to December 11, 2013 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Logic Agreement can be cancelled with ninety days written notice.  The Logic Agreement requires a monthly payment of $50,000. On June 28, 2013, Logic converted unpaid fees of $800,000 into 800,000 shares of common stock at $1.00 per share. See Note 7 for additional details on this conversion. As of September 30, 2013, the Company accrued $150,000 of unpaid advisory services.

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

The following table presents revenues, operating income (loss) and total assets by reportable segment for the three and nine months ended September 30, 2013 and 2012:

(dollars in thousands)

	Advertising	Mineral
Company	Services	Exploration	Total
Three Months Ended September 30, 2013
Revenues	$410	$-	$410
Income (Loss) from operations	216	(744)	(528)
Total assets	206	3,075	3,281

Three Months Ended September 30, 2012
Revenues	$487	$-	$487
Income (loss) from operations	34	(1,255)	(1,221)
Total assets	467	547	1,014

Nine Months Ended September 30, 2013
Revenues	$1,430	$-	$1,430
Income (loss) from operations	103	(1,877)	(1,774)
Total assets	206	3,075	3,281

Nine Months Ended September 30, 2012
Revenues	$1,707	$-	$1,707
Income (loss) from operations	226	(5,138)	(4,912)
Total assets	467	547	1,014

The following table reconciles operating loss to net loss:

(dollars in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2013	2012	2013	2012
(Loss) from operations	$(528)	$(1,221)	$(1,774)	$(4,912)
Other income (expense)	166	(90)	(4,891)	(127)
(Loss) before income taxes	(362)	(1,311)	(6,665)	(5,039)
Income tax (benefit)	-	-	-	-
Net (loss)	$(362)	$(1,311)	$(6,665)	$(5,039)

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

The Company has entered into Repurchase Option Agreements with existing shareholders at $1.00 per share under which the Company (i) acquired 952,001 shares during October 2013; (ii) pursuant to which the Company can acquire up to 2,168,999 shares of common stock by December 31, 2013; and (iii) pursuant to which the Company can acquire up to 800,000 from existing shareholders by April 30, 2014. Most repurchased shares were placed in escrow at the Company’s transfer agent until the expiration of the escrow agreements on December 31, 2013.

On October 7, 2013, Mr. Kevin Cassidy, the Company’s CEO, converted $3,000,000 of accrued compensation- officers into 3,000,000 shares of the Company’s common stock from the Settlement Agreement discussed in Note 8 at $1.00 per share.

The Company’s estimated stockholders equity as of October 31, 2013 is $256,000.

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

We are a mineral exploration, mining and claims acquisition company based in Plano, Texas. Formerly Colorado Rare Earths, Inc., the Company holds over 25,000 acres of mining claims for rare-earth elements in Colorado, Idaho and Montana. In Colorado, these claims include the Powderhorn property in Gunnison County, and Wet Mountain property in Fremont and Custer Counties. Additional claims include the Lemhi Pass property in Lemhi County, Idaho and Beaverhead County, Montana; Diamond Creek and North Fork properties in Lemhi County, Idaho; and the Last Chance property in Lemhi region of Montana and the Sheep Creek properties in Ravalli County, Montana.

We have budgeted expenditures for the next twelve months of approximately $4,000,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described. For further details see “Liquidity and Capital Resources Section” below. USRE believes that it will have to raise substantial additional capital in order to fully implement the business plan. If economic reserves of rare-earth elements and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves.

We have drill permits for six of our properties across spanning across three states. We drilled at the Diamond Creek and North Fork Properties sites in Idaho and the Last Chance property in Lemhi region of Montana in 2013. We have historical data on mining operations at the properties listed above. Properties are visited at least twice a year, with each visit being approximately one week. All properties are accessible by vehicles.

Our Phase I Drill and Exploration Program confirmed historic work reported by the Department of Energy, U.S. Geological Survey, Idaho Geological Survey and The Russian Academy of Sciences. Our drilling and field work earlier this year has confirmed and expanded this historic data while providing confirmation of the aforementioned work.

We recently reported drilling, channel and surface sampling results on the Last Chance vein located in the Lemhi Pass area of Montana. Company geologists have defined a critical rare earth mineralized vein, open to exploration on both ends and at depth, with a surface length (strike) of at least 2200 feet (670m) and down-hole vein intersections of 3-29 ft (1-9m) at depths between 200-460 feet. The diamond core drilling efforts, totaling 1500 feet (455 m) with nine separate qualified surface channel samples totaling 202 feet (61.5 m), are being utilized to define critical rare earth mineralization along the Last Chance vein now initially defined both at surface and depth. Our properties have been shown to possess large amounts of Critical Rare Earth Elements (“CREOs”) dysprosium, terbium, europium, neodymium and yttrium.

We have no reported mineral reserves and all activities are exploratory in nature. Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral properties. All costs other than the $326,000 related to the Seaglass acquisition discussed in Note 3 to the financial statements have been recorded as exploration expenses.

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

On December 15, 2010, we entered into an agreement to acquire certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(dollars in thousands)

	Three Months Ended September 30,
	2013	2012	$ Variance	% Variance

Advertising revenues	$410	$487	$(77)	-16%
Cost of revenues	33	245	(212)	87%
Gross margin	377	242	135	56%
Operating expenses-
Selling, general and administrative expenses	247	1,316	(1,069)	81%
Exploration expense	658	147	511	-348%
Total operating expenses	905	1,463	(558)	38%
(Loss) from operations	(528)	(1,221)	693	57%
Other income (expense):
Interest expense	-	(90)	90	100%
Gain (loss) on derivative liability- warrant	266	-	266	100%
Loss on stock repurchase	(100)	-	(100)	-100%
Total other (expense)	166	(90)	356	396%
(Loss) before income taxes	(362)	(1,311)	1,049	80%
Income tax expense	-	-	-	0%
Net (loss)	$(362)	$(1,311)	$1,049	80%

Advertising Revenue

Advertising revenues for the three months ended September 30, 2013 decreased $77,000 to $410,000 as compared to $487,000 for the three months ended September 30, 2012.  The decrease was due to a focus on higher margin customers and the loss of customers.

Cost of Sales

Cost of sales for the three months ended September 30, 2013 decreased $212,000 to $33,000 as compared to $245,000 for the three months ended September 30, 2012. The increase was due to product mix and reduced costs.

Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 decreased $1,069,000 to $247,000 as compared to $1,316,000 for the three months ended September 30, 2012. The decrease related to reduced legal and stock based compensation expenses. Exploration expenses for the three months ended September 30, 2013 increased $511,000 to $658,000 as compared to $147,000 for the three months ended September 30, 2012. The increase was due to increased drilling and exploration expenses. We drilled at the Diamond Creek and North Fork Properties sites in Idaho 2013 and the Last Chance property in Lemhi region of Montana.

Selling, general and administrative expenses for the three months ended September 30, 2013 and 2012 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the three months ended September 30, 2013 and 2012 consisted of drilling, permits and other exploration expenses.

Net (Loss)

Net loss for the three months ended September 30, 2013 was $362,000 as compared to $1,311,000 for the three months ended September 30, 2012.  We acquired USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the three months September 30, 2013 decreased related to reduced legal and stock based compensation expenses and a gain on derivative liability – option of $266,000.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012	$ Variance	% Variance

Advertising revenues	$1,430	$1,707	$(277)	-16%
Cost of revenues	814	840	(26)	3%
Gross margin	616	867	(251)	-29%
Operating expenses-
Selling, general and administrative expenses	1,475	5,498	(4,023)	73%
Exploration expense	915	281	634	-226%
Total operating expenses	2,390	5,779	(3,389)	59%
(Loss) from operations	(1,774)	(4,912)	3,138	64%
Other income (expense):
Interest expense	(26)	(128)	102	80%
Loss on debt settlement	(4,226)	1	(4,227)	-100%
Loss on derivative liability- warrant	(539)	-	(539)	-100%
Loss on stock repurchase	(100)	-	(100)	-100%
Total other (expense)	(4,891)	(127)	(4,664)	-3672%
(Loss) before income taxes	(6,665)	(5,039)	(1,526)	-30%
Income tax expense	-	-	-	0%
Net (loss)	$(6,665)	$(5,039)	$(1,526)	-30%

Advertising Revenue

Advertising revenues for the nine months ended September 30, 2013 decreased $277,000 to $1,430,000 as compared to $1,707,000 for the nine months ended September 30, 2012.  The decrease was due to a focus on higher margin customers and the loss of customers.

Cost of Sales

Cost of sales for the nine months ended September 30, 2013 decreased $26,000 to $814,000 as compared to $840,000 for the nine months ended September 30, 2012. The increase was due to product mix and reduced sales.

Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 decreased $4,023,000 to $1,475,000 as compared to $5,498,000 for the nine months ended September 30, 2012. The decrease related to reduced legal and stock based compensation expenses. Exploration expenses for the nine months ended September 30, 2013 increased $634,000 to $915,000 as compared to $281,000 for the nine months ended September 30, 2012. The increase was due to increased drilling and exploration expenses. We drilled at the Diamond Creek and North Fork Properties sites in Idaho 2013 and the Last Chance property in Lemhi region of Montana.

Selling, general and administrative expenses for the nine months ended September 30, 2013 and 2012 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses. Exploration expenses for the nine months ended September 30, 2013 and 2012 consisted of drilling, permits and other exploration expenses.

Net (Loss)

Net loss for the nine months ended September 30, 2013 was $6,665,000 as compared to $5,039,000 for nine months ended September 30, 2012.  We acquired USRE-Delaware on August 22, 2011 and Seaglass on December 15, 2010. The net loss for the nine months ended September 30, 2013 included $5,626,000 in non-cash expenses related loss on debt settlement of $4,226,000, loss on derivative liability – option of $540,000, stock based compensation of $836,000 and other non-cash expenses totaling $24,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had cash of $2,601,000 and working capital of $1,487,000 (excluding derivative liability- option of $540,000 and accrued compensation- officer of $3,000,000 that was converted into equity on October 7, 2013).

During the nine months ended September 30, 2013, we issued 1,952,500 shares of restricted common stock for $3,905,000 or $2.00 per share. During the nine months ended September 30, 2013, we also issued 120,000 shares of restricted common stock for $300,000 or $2.50 per share.

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

We have budgeted the following expenditures for the next twelve months, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above:

Expenditures	$
Exploration costs	$2,900,000
Property payments	200,000
Future property acquisitions	100,000
Total mining	3,200,000
General and administrative	800,000
Total	4,000,000

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 was $1,976,000. This amount was primarily related to a net loss of $6,665,000 and an increase in accounts payable and accrued expenses of $ 906,000, offset by depreciation and amortization and non-cash expenses of $5,626,000.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $45,000. This related to the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $ 4,455,000. This amount was related to the sale of common stock of $4,205,000 and proceeds from note payable – related party of $250,000.

During the nine months ended September 30, 2013, we issued 1,952,500 shares of restricted common stock for $3,905,000 or $2.00 per share. During the nine months ended September 30, 2013, we issued 120,000 shares of restricted common stock for $300,000 or $2.50 per share.

Our unaudited contractual cash obligations as of September 30, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,916	$2,916	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Note payable	0	0	-	-	-
Mining expenditures	3,200,000	3,200,000	-	-	-
Payments under Stock Repurchase Option Agreements	3,996,000	3,996,000	-	-	-
	$7,198,916	$7,198,916	$-	$-	$-

We have entered into Repurchase Option Agreements with existing shareholders at $1.00 per share under which we (i) acquired 952,001 shares during October 2013; (ii) pursuant to which we can acquire up to 2,168,999 shares of common stock by December 31, 2013; and (iii) pursuant to which we can acquire up to 800,000 from existing shareholders by April 30, 2014. Most repurchased shares were placed in escrow at our transfer agent until the expiration of the escrow agreements on December 31, 2013.

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

Cash and Cash Equivalents
We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe we are exposed to any significant risk for cash on deposit. As of September 30, 2013, we had $2,330,664 uninsured cash amounts.

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

Long-Lived Assets
We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to us are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: We formed an audit committee on September 5, 2013.  Our audit committee with three independent directors is expected to improve oversight in the establishment and monitoring of required internal controls and procedures starting in late 2013.

b) Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

The Settlement Agreement approved by the court is the same Settlement Agreement in all material respects that was described in detail in our Form 8-K dated April 25, 2013 and filed with the SEC on April 29, 2013 and the Quarterly Report on 10-Q dated March 31, 2013 and filed with the SEC on May 20, 2013. The Settlement Agreement provides for us to issue to either:  (i) John Victor Lattimore, Jr.; (ii) Lattimore Properties, Inc., a Texas company affiliated with John Victor Lattimore, Jr.; or (iii) Unique Materials, LLC (“Holder”), affiliated with John Victor Lattimore, Jr. (at John Victor Lattimore, Jr.’s sole and absolute discretion), an option to purchase up to three million (3,000,000) shares of USRE common stock at $1.00 a share and upon other terms to be decided by our Board of Directors.

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

The Settlement Agreement approved by the court is the same Settlement Agreement in all material respects that was described in detail in our Form 8-K dated April 25, 2013 and filed with the SEC on April 29, 2013 and the Quarterly Report on 10-Q dated March 31, 2013 and filed with the SEC on May 20, 2013. The Settlement Agreement provides for us to issue to either:  (i) John Victor Lattimore, Jr.; (ii) Lattimore Properties, Inc., a Texas company affiliated with John Victor Lattimore, Jr.; or (iii) Unique Materials, LLC (“Holder”), affiliated with John Victor Lattimore, Jr. (at John Victor Lattimore, Jr.’s sole and absolute discretion), an option to purchase up to three million (3,000,000) shares of USRE common stock at $1.00 a share and upon other terms to be decided by our Board of Directors.

We need to continue to comply with the Settlement Agreement or our financial condition or results of operations could be adversely affected.

If we do not obtain additional financing, our business will fail.

For the nine months ended September 30, 2013 and the year ended December 31, 2012, we had no revenues from our rare-earth elements properties.

We incurred net losses of $6,665,000 and $6,761,000 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The net loss for the nine months ended September 30, 2013 and year ended December 31, 2012 included approximately $5,626,000 and $4,060,000, respectively, of non-cash expenses.  Our net cash used in operating activities was $1,976,000 and $923,000 for the nine months ended September 30, 2013 and year ended December 31, 2012, respectively.

Our current operating funds are less than necessary to complete all intended exploration of the properties, and therefore we need to obtain additional financing in order to complete our business plan. As of September 30, 2013, we had cash of $2,601,000 and working capital of $1,487,000 (excluding derivative liability- option of $540,000 and accrued compensation officer of $3,000,000 that was converted into equity on October 7, 2013).

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

As of November 14, 2013, John Victor Lattimore, Jr. and affiliated entities own 5.1 million shares or approximately 16.3 % of our issued and outstanding common stock including shares beneficially owned within sixty days. Kevin Cassidy and affiliated entities own 5.4 million shares or 16.7% of our issued and outstanding common stock including shares deemed beneficially owned because Mr. Cassidy has the right to acquire such shares currently or within sixty days.

As of November 14, 2013, the former large shareholders of USRE-Delaware which we acquired on August 22, 2011 and Seaglass which we acquired on December 15, 2010, own 10.0 million shares or approximately 32.3% of the Company’s issued and outstanding common stock.  As part of the Settlement Agreement, the parties also agreed to enter into a Voting Shareholder Agreement until March 13, 2015.

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

We have no reported mineral reserves and if we are unsuccessful in identifying mineral reserves in the future, we may not be able to realize any profit from our property interests.

We are an exploration stage company and have no reported mineral reserves. Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral properties. The lack of reserves on our mineral properties could prohibit us from sale or joint venture of our mineral properties. If we are unable to sell or joint venture for development our mineral properties, we will not be able to realize any profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations.

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

The rare-earths mining and processing markets are capital intensive and competitive. Our Chinese and US competitors may have greater financial resources, as well as other strategic advantages to maintain, improve and possibly expand their facilities. Additionally, the Chinese producers have historically been able to produce at relatively low costs due to domestic economic factors. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

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

Our audited financial statements for the nine months ended September 30, 2013 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of November 14, 2013, there were 32.1 million shares of common stock issued and outstanding, on a pro-forma basis and subject to adjustment based on the terms of the Settlement Agreement discussed in Item 1, Legal Proceedings. Significant shares of common stock are held by our principal shareholders, other insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

We do not have a full time Chief Financial Officer and our Chief Financial Officer has commitments to Other Companies.

Our Chief Financial Officer, Mark Scott, also serves as the Chief Financial Officer of three other companies.  At this time, we do not require a full-time Chief Financial Officer but as the Company’s operations increase, we will consider retaining a full-time CFO.

Mr. Scott serves as the consulting Chief Financial Officer of U.S. Rare Earths, Inc.  Mr. Scott also serves as Chief Financial Officer of Visualant, Inc. and WestMountain Gold Inc., as well as a consulting CFO for Sonora Resources Corp. U.S. Rare Earths and Sonora Resources Corp. not require any specific time commitment from Mr. Scott, and his work for these two companies is sporadic and on an as-needed basis.  Although Mr. Scott has an employment agreement WestMountain Gold Inc. to serve as full-time CFO, he works in excess of forty hours per week on a combined basis for both WestMountain Gold and Visualant, Inc. so he is able to accommodate the needs of all companies at this time.  All companies are aware of Mr. Scott’s employment by us and these other companies do not rely on Mr. Scott to identify or secure funding sources for their operations.  If, however, our needs or any of the other three companies should change in the future requiring Mr. Scott to devote more time and/or requiring him to assist with identifying or securing funding sources, it could create material conflicts regarding the decisions he must make in allocating his time and the funding sources he might identify among the companies who employ him, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, we had the following unregistered sales of equity securities.

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

During the three months ended September 30, 2013, we issued 1,615,000 shares of restricted common stock to eight accredited investors (Joe and Beverly Rushing for 125,000 shares, Greg Anigian for 50,000 shares, Daniel Kondos for 100,000 shares, Jeffrey Stone for 25,000 shares, Cheri Lattimore for 250,000 shares, Tamara Bonno for 50,000 shares, Derek Slaughter for 15,000 shares, and an accredited investor for 1,000,000 shares) for $3,230,000 or $2.00 per share. A notice filing under Regulation D was filed with the SEC by October 31, 2013 with regard to these stock issuances.

Also during the three months ended September 30, 2013, we issued 120,000 shares of restricted common stock to one accredited investor (Preston Bryant for 120,000 shares) for $300,000 or $2.50 per share. A notice filing under Regulation D was filed with the SEC by October 31, 2013 with regard to this stock issuance.

On September 30, 2013, we acquired 100,000 shares of our common stock from Daniel McGroarty by paying of $100,000 or $1.00 per share under a Stock Repurchase Option and Severance Agreement dated August 14, 2013.

On September 5, 2013, former employees forfeited 25,000 shares of our common stock.

On September 26, 2013, McKim and Company LLC and James Cahill forfeited 210,938 shares of the Company’s common stock. On June 12, 2012, McKim and Company LLC exercised a warrant granted by the Company on May 24, 2011 for the purchase of 210,938 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description
3.1	Amended and Restated Bylaws of U.S. Rare Earths, Inc. (3)
10.1	Notice of Conversion of Secured Promissory Note by and between U.S. Rare Earths, Inc. and John and Mark Family Limited Partnership dated August 22, 2013. (1)
10.2	Stock Repurchase Option and Severance Agreement dated August 14, 2013 by and between U.S. Rare Earths, Inc. and Daniel McGroarty. (2)
10.3	Form of Amendment No 1 to Repurchase Option Agreement. (4)
10.4	Form of Amendment No. 1 to Escrow Agreement (4)
10.5	Notice of Proposed Settlement, Settlement Hearing, and Right to Appear dated April 24, 2013 by and between U.S. Rare Earths, Inc. and H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. (5)
10.6	Exhibit B to McGroarty Agreement dated August 13, 2013. (4)
10.7	Option Purchase Agreement dated March 8, 2013 by and between U.S. Rare Earths, Inc. and Lattimore Properties, Inc. (4)
10.8	Exhibit A to Option Purchase Agreement dated March 8, 2013 by and between U.S. Rare Earths, Inc. and Lattimore Properties, Inc. (4)
14.1	Code of Conduct and Ethics dated September 5, 2013. (3)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). (4)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). (4)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
99.1	Audit Committee Charter dated September 5, 2013. (3)
99.2	Compensation Committee Charter dated September 5, 2013. (3)
99.3	Nominations and Governance Committee Charter dated September 5, 2013. (3)
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (6)
____________________________________

(1) Attached as an exhibit to the Company’s Form 8-K dated August 22, 2013 and filed with the SEC on August 28, 2013.
(2) Attached as an exhibit to the Company’s Form 8-K dated August 28, 2013 and filed with the SEC on September 4, 2013.
(3) Attached as an exhibit to the Company’s Form 8-K dated September 5, 2013 and filed with the SEC on September 10, 2013.
(4) Filed herewith.
(5) Attached as an exhibit to the Company’s Form 8-K dated April 25, 2013 and filed with the SEC on April 29, 2013.
(6) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: November 14, 2013	By:	/s/ Kevin Cassidy
Kevin Cassidy
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer ( Principal Financial and Accounting Officer)