Form 10-Q/A
period 2013-06-30
U.S. RARE EARTHS, INC
filed 2014-03-28
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

Commission File Number 000-31199

U.S. RARE EARTHS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0638338
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5600 Tennyson Parkway, Suite 190, Plano, Texas	75024
(Address of principal executive offices)	(zip code)

(972)-294-7116
(Registrant's telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of U.S. Rare Earths, Inc. (the “Company”) for the quarter ended June 30, 2013, as originally filed with the Securities and Exchange Commission (“SEC”) on August 19, 2013. We refer to the quarterly report on Form 10-Q as filed on August 19, 2013 as the “Original Filing.” This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the period ended June 30, 2013.

As more fully described in Note 1 to the consolidated financial statements, in connection with the preliminary preparation of our audited financial statements for the fiscal year ended December 31, 2013, we determined that certain previously issued financial statements contained non-cash errors. We have evaluated the impact of these errors under the SEC’s authoritative guidance on materiality and determined that the impact of those errors, individually and in the aggregate, on prior period financial statements was material. On March 17, 2014, after discussions with our independent public accounting firm and legal counsel, the Audit Committee of the Company’s Board of Directors met and concluded that we should restate our unaudited interim financial statements for the period ended June 30, 2013 to correct the previously identified errors. Based on that determination, this Form 10-Q/A presents revised financial information that reflects the impact of the correction of these errors on our prior period financial statements.

Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A only amends and restates Item 1 and certain provisions of Item 2 and Item 4 of Part I as a result of and to reflect the restatements, as well as immaterial conforming changes to other Items. No other information in the original filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the original filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

No other changes have been made to the Original Filing. This Amendment does not reflect events that have occurred after the August 19, 2013, the filing date of the Form 10-Q or modify or update the disclosures presented therein, except to reflect the amendment described above.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this amended Quarterly Report of U.S. Rare Earths, Inc. (the “Company”), that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this amended Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known operational and market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this amended Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. The Company’s actual results may differ materially from those anticipated, estimated, projected or expected by management. When considering forward-looking statements, please read “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and the same captions in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated by reference.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS	(Restated)	(Audited)

CURRENT ASSETS:

Cash	$277,794	$166,939
Accounts receivable, less allowance for doubtful accounts
of $14,729 and $47,255, respectively	223,943	189,544
Other current assets	7,858	-

Total current assets	509,595	356,483

EQUIPMENT, NET	97,802	113,383

OTHER ASSETS:
Mineral properties	326,000	326,000

TOTAL ASSETS	$933,397	$795,866

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,586,219	$1,354,752
Accounts payable and accrued expenses-related party	6,391	506,391
Accrued compensation-officers	6,114,192	367,466
Accrued interest	548	11,109
Note payable	100,000	-
Derivative liability - warrant	806,000	-

Total current liabilities	8,613,350	2,239,718

LONG-TERM DEBT:

Note payable-related party	-	250,000
Convertible debentures- related party	-	650,000

Total liabilities	8,613,350	3,139,718

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:

Preferred stock; 10,000,000 shares authorized,
outstanding, respectively	-	-

Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 28,546,439 and 27,628,366
shares issued and outstanding, respectively	286	276
Additional paid-in capital	55,344,043	46,453,342
Accumulated deficit	(63,024,282)	(48,797,470)

Total stockholders' deficit	(7,679,953)	(2,343,852)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$933,397	$795,866

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUES	(Restated)		(Restated)

Advertising revenues	$575,912	$646,681	$1,019,599	$1,220,205

Total revenue	575,912	646,681	1,019,599	1,220,205

Cost of revenues	558,161	242,368	781,335	595,169

Gross margin	17,751	404,313	238,264	625,036

OPERATING EXPENSES

Selling, general and administrative expenses	269,338	1,295,682	1,227,256	4,182,347
Exploration expense	207,422	102,062	257,161	133,915

Total operating expenses	476,760	1,397,744	1,484,417	4,316,262

(Loss) from operations	(459,009)	(993,431)	(1,246,153)	(3,691,226)

OTHER INCOME (EXPENSE)

Interest income	-	55	-	205
Interest expense	(13,563)	(17,797)	(25,789)	(37,897)
Loss on debt settlement	(1,225,983)	-	(1,225,983)	-
Loss on legal settlement	(10,923,600)	-	(10,923,600)	-
Loss on derivative liability warrants	(806,000)	-	(806,000)	-
Other income (expense)	(18)	700	713	700

Total other income (expense)	(12,969,164)	(17,042)	(12,980,659)	(36,992)

(LOSS) BEFORE INCOME TAXES	(13,428,173)	(1,010,473)	(14,226,812)	(3,728,218)
INCOME TAX EXPENSE	-	-	-	-

Net (loss)	$(13,428,173)	$(1,010,473)	$(14,226,812)	$(3,728,218)

PER SHARE DATA:
BASIC AND DILUTED (LOSS) PER SHARE	$(0.48)	$(0.05)	$(0.51)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	27,903,213	21,376,805	27,790,751	21,338,312

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES:	(Restated)

Net loss	$(14,226,812)	$(3,728,218)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	15,581	18,520
Common stock and warrants issued for services	300,000	3,170,628
Common stock and warrants issued for liabilities	536,128	-
Loss on derivative liability- warrant	806,000	-
Loss on debt settlement	1,225,983	-
Loss on legal settlement	10,923,600	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(34,399)	6,350
Other current receivables	(7,858)	644
Accounts payable and accrued expenses	(268,536)	252,788
Accrued compensation - officers	(73,271)	-
Accrued interest	(10,561)	-
Net cash (used in) operating activities	(814,145)	(279,288)

INVESTING ACTIVITIES:

Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES:

Proceeds from the sale of common stock and warrants	675,000	-
Proceeds from note payable- related party	250,000	-
Repayment note payable- related party	-	(130,653)

Net cash provided by (used in) financing activities	925,000	(130,653)

(DECREASE) IN CASH	110,855	(409,941)
CASH AT BEGINNING OF PERIOD	166,939	521,553

CASH AT END OF PERIOD	$277,794	$111,612

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$37,897
Income taxes	$-	$-

Non cash investing and financing activities:
Loss on debt settlement	$1,225,983	$-
Loss on legal settlement	$10,923,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1.  ORGANIZATION

General

Our unaudited consolidated financial statements have been prepared under the rules and regulation of the Securities and Exchange Commission (“SEC”). While they do not include all of the information and footnotes require by accounting principle generally accepted in the United States of America for complete financial statements, they reflect al adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end consolidated balance sheet data was derived from audited financial statements, but does not include al disclosures required by accounting principles generally accepted in the United States of America.

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Restatement of Previously Issued Financial Statements

In connection with the preliminary preparation of the Company’s audited financial statements for the fiscal year ended December 31, 2013, the Company determined that certain previously issued financial statements contained errors. The Company has evaluated the impact of these errors under the SEC’s authoritative guidance on materiality and determined that the impact of those errors, individually and in the aggregate, on prior period financial statements was material. On March 17, 2014, after discussions with its independent public accounting firm and legal counsel, the Audit Committee of the Company’s Board of Directors concluded that the Company should restate its unaudited interim financial statements for the three-months ended June 30, 2013 and the three-months ended September 30, 2013 to correct the previously identified errors. Based on that determination, this Form 10-Q/A presents revised financial information that reflects the impact of the correction of the errors in our prior unaudited financial statements for the three-month and six-month periods ended June 30, 2013.

The following is a description of the areas in which these errors were identified and for which we made correcting adjustments to the Company’s unaudited consolidated financial statements. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from financing activities. The impact of these errors on net cash flows from operating and investing activities was inconsequential.

On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, Inc. (“LPI”) pursuant to which we granted LPI a three-year option (the “Option”) to purchase up to 3,000,000 shares of our common stock, par value $0.00001 per share (the Common Stock”) at $1.00 per share for a purchase price of $75,000. The effectiveness of the Option was conditioned on settlement of litigation pending in the District Court of Clark County, Nevada and the U.S. District Court for Utah. On June 5, 2013, the District Court of Clark County, Nevada approved the Settlement Agreement and General Release by and among the Company, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams, and Blue Cap Development Corp., on the other hand (the “Settlement Agreement”). The Company failed to record timely in its financial statements the impact of the issuance of the Option. During the audit of the Company’s financial statements for the year ended December 31, 2013, the error was identified. The Company then valued the Option at $1.73 per share using Black Scholes methodology and expensed $5,103,600, net of the $75,000 paid, during the three-month period ended June 30, 2013 as “loss on legal settlement”.

As a part of the Settlement Agreement, the Company agreed to issue 3,000,000 shares of its Common Stock to Logic International Consulting Group, LLC (“Logic”) as compensation for its consulting services to the Company in connection with the settlement of the Lawsuit. On October 7, 2013, the Company issued the 3,000,000 shares of Common Stock to Logic at a valuation of $1.00 per share. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the issuances of shares for payment of the services should have been recorded at June 5, 2013 rather than October 7, 2013. As a result, the Company reclassified the original accrual of $3,000,000 related to the stock transaction by reducing the amount of “loss on debt settlement” (where the value of the transaction had been booked) by $3,000,000 (from $4,225,983 to $1,225,983) and added $5,820,000 to “loss on legal settlement.” As a result of this transaction and the LPI Option, the total loss on legal settlement for the three-months ended June 30, 2013 is $10,923,600 as compared to zero for the three-month period ended June 30, 2013 included in the Company’s Form 10-Q filed with the SEC on August 19, 2013 (the “Original Filing”).

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

The Company’s primary activity will be to proceed with the development of the rare-earth properties and other mining opportunities that may present themselves from time to time. The Company cannot guarantee that the rare-earth properties will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration  company.

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

The Company incorporated in the State of Delaware on July 27, 1999 and changed its domicile to the State of Nevada in December 2007.  The Company’s principal executive offices are located at 5600 Tennyson Parkway, Suite 190, Plano, Texas 75024. The telephone number is 972-294-7116. The Company maintains offices at 12 Gunnebo Drive, Lonoke, Arkansas 72086 and 12 North Washington Street, Montoursville, Pennsylvania 17754. The telephone number 570-368-7633. The Company’s principal website address is located at www.usrareearths.com. The information on our website is not incorporated as a part of this Amended Form 10-Q/A.

Liquidity and Going Concern

During the fiscal years ended December 31, 2012 and 2011, the Company had no revenues from our rare-earth elements properties.

The Company incurred net losses of $14,227,000 and $6,761,000 for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The net loss for the six months ended June 30, 2013 and year ended December 31, 2012 included approximately $13,807,000 and $4,060,000, respectively, of non-cash expenses.  Our net cash used in operating activities was $814,000 and $923,000 for the six months ended June 30, 2013 and year ended December 31, 2012, respectively.

The Company’s current operating funds are less than necessary to complete all intended exploration of the properties, and therefore it needs to obtain additional financing in order to complete our business plan. As of June 30, 2013, the Company had cash of $278,000 and a working capital deficit of $1,478,000 (excluding derivative liability- warrant of $806,000 and accrued compensation officers of $5,820,000).

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

The Company will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  The Company’s recent efforts to generate additional liquidity, including through sales of its common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes set forth in this Amended Form 10-Q. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our properties and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

				Carrying
				Amount at
	Fair Value Measurements Using Inputs			June 30,
Financial Instruments	Level 1	Level 2	Level 3	2013

Liabilities:
Derivative Instruments - Warrant	$-	$806,000	$-	$806,000

Total	$-	$806,000	$-	$806,000

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2013
Market price and estimated fair value of common stock:	$1.8500
Exercise price	$1.420
Expected term days	224
Divident yield	-
Expected volatility	225%
Risk-free interest rate	1.30%

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of June 30, 2013, the Company had warrants for the purchase of 3,070,626 common shares and an option to purchase 3,000,000 shares that were not included in the computation of loss per share at June 30, 2013 because they would have been anti-dilutive. As of June 30, 2012, the Company had warrants for the purchase of 3,320,626 common shares that were not included in the computation of loss per share at June 30, 2012 because they would have been anti-dilutive.

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

NOTE 5.  EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2013	2012

Office equipment	5 years	$258,157	$258,157
Mining and other equipment	5-7 years	111,710	111,710
Less: accumulated depreciation		(272,065)	(256,484)
		$97,802	$113,383

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

Accrued Compensation- Officers

Accrued compensation- officers was $6,114,192 and $367,466 as of June 30, 2013 and December 31, 2012, respectively. This amount consisted of unpaid payroll to officers and consultants and $5,820,000 due to Kevin Cassidy, our Chief Executive Officer, related to the legal settlement.

As a part of a Settlement Agreement by and among the Company, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams, and Blue Cap Development Corp., on the other hand, in resolution of litigation among the parties and certain other individuals, the Company agreed to issue 3,000,000 shares of its Common Stock to Logic International Consulting Group, LLC (“Logic”) as compensation for its consulting services to the Company in connection with the settlement of the Lawsuit. On October 7, 2013, the Company issued the 3,000,000 shares of Common Stock to Logic at a valuation of $1.00 per share. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the issuances of shares for payment of the services should have been recorded at June 5, 2013 rather than October 7, 2013. As a result, the Company reclassified the original accrual of $3,000,000 related to the stock transaction by reducing the amount of “loss on debt settlement” (where the value of the transaction had been booked) by $3,000,000 (from $4,225,983 to $1,225,983) and added $5,820,000 to “loss on legal settlement.”

Service Agreement

Effective March 11, 2011, the Company signed an exclusive Services Agreement with Logic. At the time the Logic Agreement was signed, the president of Logic was also a board member of the Company; currently, he is a board member and the Chief Executive Officer. Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement was automatically extended to December 11, 2013 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Logic Agreement can be cancelled with ninety days written notice.  The Logic Agreement requires a monthly payment of $50,000.  See Notes 7 and 8 for additional details.

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

Secured Promissory Note with John and Mark Family Limited Partnership

On May 21, 2013, the Company entered into a unsecured Promissory Note with John and Mark Family Limited Partnership, a Texas Limited Partnership affiliated John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company agreed to issue a Note for $100,000 at 5% per annum. The Note was due June 30, 2013. The Note was replaced on June 30, 2013, by a secured promissory note which matures on December 30, 2013. This replacement note bears interest at 5% per annum and is secured by a mortgage of all of the Company’s mineral claims and a security interest in all other assets of the Company.

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

As a part of a Settlement Agreement by and among the Company, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams, and Blue Cap Development Corp., on the other hand, in resolution of litigation among the parties and certain other individuals, the Company agreed to issue 3,000,000 shares of its Common Stock to Logic International Consulting Group, LLC (“Logic”) as compensation for its consulting services to the Company in connection with the settlement of the Lawsuit. On October 7, 2013, the Company issued the 3,000,000 shares of Common Stock to Logic at a valuation of $1.00 per share. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the issuances of shares for payment of the services should have been recorded at June 5, 2013 rather than October 7, 2013. As a result, the Company reclassified the original accrual of $3,000,000 related to the stock transaction by reducing the amount of “loss on debt settlement” (where the value of the transaction had been booked) by $3,000,000 (from $4,225,983 to $1,225,983) and added $5,820,000 to “loss on legal settlement.” As a result of this transaction and the LPI Option, the total loss on legal settlement for the three-months ended June 30, 2013 is $10,923,600 as compared to zero for the three-month period ended June 30, 2013 included in the Company’s Form 10-Q filed with the SEC on August 19, 2013 (the “Original Filing”).

During the three months ended June 30, 2013, the Company issued 312,500 shares of restricted common stock to five accredited investors (Burton Koffman for 12,500 shares, George Kondos for 100,000 shares, Robert Lavinsky for 25,000 and Postscriptum Ventures Ltd for 175,000 shares) for $625,000, or $2.00 per share. A notice filing under Regulation D was filed with the SEC on August 19, 2013 with regard to these stock issuances.

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

Lattimore Option

On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, Inc. (“LPI”) pursuant to which it granted LPI a three-year option (the “Option”) to purchase up to 3,000,000 shares of our common stock at $1.00 per share for a purchase price of $75,000. The effectiveness of the Option was conditioned on settlement of litigation pending in the District Court of Clark County, Nevada and the U.S. District Court for Utah. On June 5, 2013, the District Court of Clark County, Nevada approved the Settlement Agreement and General Release by and among the Company, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams, and Blue Cap Development Corp., on the other hand. The Company failed to record timely in its financial statements the impact of the issuance of the Option. During the audit of the Company’s financial statements for the year ended December 31, 2013, the error was identified. The Company then valued the Option at $1.73 per share using Black Scholes methodology and expensed $5,103,600, net of the $75,000 paid, during the three months ended June 30, 2013 as “loss on legal settlement.”

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

See Note 7 for the issuance and forfeiture of common stock under the Addendum to Revised Employment Agreement.

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

Mark Scott

Mr. Scott’s Consulting Agreement expired December 31, 2012 and he is currently paid $5,000 per month on a month-to-month basis.

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

The following table presents revenues, operating income (loss) and total assets by reportable segment for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)

	Advertising	Mineral
Company	Services	Exploration	Total
Three Months Ended June 30, 2013
Revenues	$576	$-	$576
Income (Loss) from operations	(200)	(259)	(459)
Total assets	245	688	933

Three Months Ended June 30, 2012
Revenues	$647	$-	$647
Income (loss) from operations	415	(1,408)	(993)
Total assets	555	547	1,102

Six Months Ended June 30, 2013
Revenues	$1,020	$-	$1,020
Income (loss) from operations	(112)	(1,134)	(1,246)
Total assets	245	688	933

Six Months Ended June 30, 2012
Revenues	$1,220	$-	$1,220
Income (loss) from operations	192	(3,883)	(3,691)
Total assets	555	547	1,102

The following table reconciles operating loss to net loss:

(dollars in thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2013	2012	2013	2012
(Loss) from operations	$(459)	$(993)	$(1,246)	$(3,691)
Other income (expense)	(12,969)	(17)	(12,981)	(37)
(Loss) before income taxes	(13,428)	(1,010)	(14,227)	(3,728)
Income tax (benefit)	-	-	-	-
Net (loss)	$(13,428)	$(1,010)	$(14,227)	$(3,728)

NOTE 10.  RESTATEMENT

The Company has restated the consolidated balance sheet as of June 30, 2013, and the consolidated statement of operations, and cash flows for the three and six months ended June 30, 2013 to account for the issuance of common stock on the terms set forth in each of the LPI Option Agreement and the Logic Services Agreement, each as approved in the Settlement Agreement.

On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, Inc. (“LPI”) pursuant to which LPI was granted the option to purchase 3,000,000 shares of Common Stock, at $1.00 per share, for $75,000. The effectiveness of the Option was conditioned on settlement of the litigation pending in the District Court of Clark County, Nevada, and the U.S. District Court for Utah. On June 5, 2013, the Nevada court approve the Settlement Agreement and General Release (and related documents) by and between the Company, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams and Blue Cap Development Corp, on the other hand (the “Settlement Agreement”).The Company failed to record the impact of the grant of the option. During the audit review of the Company’s financial statements for the year ended December 31, 2013, the non-cash error was identified. The Company then valued the option at $1.73 per share using Black Scholes methodology and expensed $5,103,600, net of the $75,000 paid, during the three-month period ended June 30, 2013 as “loss on legal settlement.”

As a part of the Settlement Agreement, the Company agreed to issue 3,000,000 shares of its Common Stock to Logic International Consulting Group, LLC (“Logic”) as compensation for its consulting services to the Company in connection with the settlement of the Lawsuit. On October 7, 2013, the Company issued the 3,000,000 shares of Common Stock to Logic at a valuation of $1.00 per share. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the issuances of shares for payment of the services should have been recorded at June 5, 2013 rather than October 7, 2013. As a result, the Company reclassified the original accrual of $3,000,000 related to the stock transaction by reducing the amount of “loss on debt settlement” (where the value of the transaction had been booked) by $3,000,000 (from $4,225,983 to $1,225,983) and added $5,820,000 to “loss on legal settlement.”

The following tables present the restated items for the applicable dates.

For the Three Months Ended	As Originally	Amount of
June 30, 2013	Presented	Restatement	As Restated

Loss on debt settlement	$(4,225,983)	$3,000,000	$(1,225,983)
Loss on legal settlement	-	(10,923,600)	(10,923,600)
Net loss	(5,504,573)	(7,923,600)	(13,428,173)
Net loss per share	$(0.20)	$(0.28)	$(0.48)

For the Six Months Ended	As Originally	Amount of
June 30, 2013	Presented	Restatement	As Restated

Loss on debt settlement	$(4,225,983)	$3,000,000	$(1,225,983)
Loss on legal settlement	-	(10,923,600)	(10,923,600)
Net loss	(6,303,212)	(7,923,600)	(14,226,812)
Net loss per share	$(0.23)	$(0.28)	$(0.51)

	As Originally	Amount of
As of June 30, 2013	Presented	Restatement	As Restated

Accrued compensation	$3,294,192	$2,820,000	$6,114,192
Additional paid-in capital	50,240,443	5,103,600	55,344,043
Accumulated deficit	(55,100,682)	(7,923,600)	(63,024,282)

NOTE 11.  SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

During the period since June 30, 2013, the Company issued 300,000 shares of restricted common stock to four accredited investors (Gregg Anigian for 50,000 shares, Jeffrey Stone for 25,000 shares, Joe and Beverly Rushing for 125,000 shares and Daniel Kondos for 100,000 shares) for $600,000 or $2.00 per share. A notice filing under Regulation D was filed with the SEC on August 19, 2013 with regard to these stock issuances.

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

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

(dollars in thousands)

	Three Months Ended June 30,
	2013	2012	$ Variance	% Variance

Advertising revenues	$576	$647	$(71)	-11%
Cost of revenues	558	242	316	-131%
Gross margin	18	405	(387)	-96%
Operating expenses-
Selling, general and administrative expenses	269	1,296	(1,027)	79%
Exploration expense	208	102	106	-104%
Total operating expenses	477	1,398	(921)	66%
(Loss) from operations	(459)	(993)	534	54%
Other income (expense):
Interest expense	(13)	(18)	5	28%
Loss on debt settlement	(1,226)	-	(1,226)	-100%
Loss on legal settlement	(10,924)	-	(10,924)	-100%
Gain (loss) on derivative liability- warrant	(806)	-	(806)	100%
Other income	-	1	(1)	-100%
Total other (expense)	(12,969)	(17)	(12,952)	-76188%
(Loss) before income taxes	(13,428)	(1,010)	(12,418)	-1230%
Income tax expense	-	-	-	0%
Net (loss)	$(13,428)	$(1,010)	$(12,418)	-1230%

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

Net (Loss)

Net loss for the three months ended June 30, 2013 was $13,428.000 as compared to $1,010,000 for the three months ended June 30, 2012.   The net loss for the three months ended June 30, 2013 included $13,798,000 in non-cash expenses, including (i) loss on debt settlement of $1,226,000; (ii) loss on legal settlement of $10,924,000; (iii) loss on derivative liability warrant of $806,000; (iv) common stock and warrants issued for services and liabilities of $836,000; and (v) depreciation and amortization of $6,000. The net loss for the three months ended June 30, 2012 included $897,000 in non-cash expenses.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

(dollars in thousands)

	Six Months Ended June 30,
	2013	2012	$ Variance	% Variance

Advertising revenues	$1,020	$1,220	$(200)	-16%
Cost of revenues	782	595	187	-31%
Gross margin	238	625	(387)	-62%
Operating expenses-
Selling, general and administrative expenses	1,227	4,183	(2,956)	71%
Exploration expense	257	133	124	-93%
Total operating expenses	1,484	4,316	(2,832)	66%
(Loss) from operations	(1,246)	(3,691)	2,445	66%
Other income (expense):
Interest expense	(25)	(38)	13	34%
Loss on debt settlement	(1,226)	-	(1,226)	-100%
Loss on legal settlement	(10,924)	-	(10,924)	-100%
Loss on derivative liability warrant	(806)	-	(806)	-100%
Other income (expense)	-	1	(1)	100%
Total other (expense)	(12,981)	(37)	(12,944)	-34984%
(Loss) before income taxes	(14,227)	(3,728)	(10,499)	-282%
Income tax expense	-	-	-	0%
Net (loss)	$(14,227)	$(3,728)	$(10,499)	-282%

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

Net (Loss)

Net loss for the six months ended June 30, 2013 was $14,227,000 as compared to $3,728,000 for the six months ended June 30, 2012.  The net loss for the six months ended June 30, 2013 included $13,807,000 in non-cash expenses including (i) loss on debt settlement of $1,226,000; (ii) loss on legal settlement of $10,924,000; (iii) loss on derivative liability warrant of $806,000; (iv) common stock and warrants issued for services and liabilities of $836,000; and (v) depreciation and amortization of $15,000. The net loss for the six months ended June 30, 2012 included $3,189,000 in non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, the Company had cash of $278,000 and a working capital deficit of $1,478,000 (excluding derivative liability- warrant of $806,000 and accrued compensation officers of $5,820,000).

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

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  Our recent efforts to generate additional liquidity, including through sales of our common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes set forth in this Amended Form 10-Q. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our properties and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 was $814,000. This amount was primarily related to a net loss of $14,227,000 and an increase in accounts payable and accrued expenses of $352,000, offset by depreciation and amortization and non-cash expenses of $13,807,000.

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

During the quarter ended December 31, 2013, we moved our accounting operations to our Plano, TX office. In addition, we strengthened our accounting staff, migrated to a new computer system, improved our controls over documents and enhanced our legal review. These changes in our internal controls over financial reporting were implemented during this fiscal quarter to improve the timeliness and accuracy of our financial reporting.  Such changes are expected to improve our internal control over financial reporting.

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

We incurred net losses of $14,227,000 and $6,761,000 for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The net loss for the six months ended June 30, 2013 and year ended December 31, 2012 included approximately $13,807,000 and $4,060,000, respectively, of non-cash expenses.  Our net cash used in operating activities was $814,000 and $923,000 for the six months ended June 30, 2013 and year ended December 31, 2012, respectively.

Our current operating funds are less than necessary to complete all intended exploration of the properties, and therefore we need to obtain additional financing in order to complete our business plan. As of June 30, 2013, we had cash of $278,000 and a working capital deficit of $1,478,000 (excluding derivative liability- warrant of $806,000 and accrued compensation officers of $5,820,000).

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

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  Our recent efforts to generate additional liquidity, including through sales of our common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes set forth in this Amended Form 10-Q. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our properties and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Our unaudited financial statements for the six months ended June 30, 2013 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We started exploring our properties in the summer of 2011. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Although we were incorporated in the State of Delaware in 1999 and reincorporated in Nevada in 2007, the Company just acquired our mineral properties with our acquisition of Seaglass in December 2010 and USRE-Delaware in August 2011. We have not earned any revenues from rare-earth elements as of the date of this Amended Form 10-Q.

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

Pursuant to the terms of the Settlement Agreement, which was approved on June 5, 2013, the Company agreed to issue 3,000,000 shares of restricted common stock to Logic as compensation for accrued services fees of $3,000,000 due under the Logic Services Agreement. See Note 6. Related Party Transactions – Service Agreement. On October 7, 2013, the Company converted the $3,000,000 of accrued compensation-officers into 3,000,000 shares of common stock at 1.00 per share. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the issuances of shares for payment of the services should have been recorded at June 5, 2013. As a result, the Company valued the 3,000,000 shares at the June 5, 2013 closing price for Company common stock of $1.94 per share and expensed an additional $2,820,000 for a total liability of $5,820,000 during the three months ended June 30, 2013.

During the three months ended June 30, 2013, we issued 312,500 shares of restricted common stock to five accredited investors (Burton Koffman for 12,500 shares, George Kondos for 100,000 shares, Robert Lavinsky for 25,000, and Postscriptum Ventures Ltd for 175,000 shares) for $625,000, or $2.00 per share. A notice filing under Regulation D was filed with the SEC on August 19, 2013 with regard to these stock issuances.

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

On June 28, 2013, Unique Materials converted this Note and interest of $2,950 into 152,950 of our restricted common shares at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value as loss on settlement of debt. A notice filing under Regulation D was filed with the SEC on July 3, 2013 with regard to this stock issuance.

Lattimore Option

On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, Inc. (“LPI”) pursuant to which it granted LPI a three-year option (the “Option”) to purchase up to 3,000,000 shares of our common stock, at $1.00 per share, for a purchase price of $75,000. The effectiveness of the Option was conditioned on settlement of litigation pending in the District Court of Clark County, Nevada and the U.S. District Court for Utah. On June 5, 2013, the District Court of Clark County, Nevada approved the Settlement Agreement and General Release by and among the Company, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams, and Blue Cap Development Corp. (the “Settlement Agreement”). The Company failed to record timely in its financial statements the impact of the issuance of the Option. During the audit of the Company’s financial statements for the year ended December 31, 2013, the error was identified. The Company then valued the Option at $1.73 per share using Black Scholes methodology and expensed $5,103,600, net of the $75,000 paid, during the three months ended June 30, 2013 as “loss on legal settlement.”

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

On June 28, 2013, Mr. Parnell and Mr. Hoff each forfeited 750,000 shares of the 1,250,000 issuance discussed above. This 1,500,000 forfeiture is part of the retrieval or “claw back” of not less than 2.1 million shares of the Company’s common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services that was included in the Settlement Agreement and General Release approved on June 5, 2013.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
10.1
Notice of Proposed Settlement, Settlement Hearing, and Right to Appear dated April 24, 2013 by and between U.S. Rare Earths, Inc. and H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. (1)

10.2	Form of Notice of Conversion by and between U.S. Rare Earths, Inc. and Unique Materials LLC dated June 28, 2013. (2)
10.3	Notice of Conversion by and between U .S. Rare Earths, Inc. and Logic International Consulting Group LLC dated June 28, 2013. (2)
10.4	Option Agreement dated May 20, 2013 by and between U .S. Rare Earths, Inc. and Postscriptum Ventures Ltd. (3)
10.5	Option Purchase Agreement dated March 8, 2013 by and between U.S. Rare Earths, Inc. and Lattimore Properties, Inc. (3)
10.6	Exhibit A to Option Purchase Agreement dated March 8, 2013 by and between U.S. Rare Earths, Inc. and Lattimore Properties, Inc. (3)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). (3)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). (3)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (4)

(1) Attached as an exhibit to the Company’s Form 8-K dated April 25, 2013 and filed with the SEC on April 29, 2013.
(2) Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 2, 2013.
(3) Attached as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2013 and filed with the SEC on August 19, 2013.
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

U.S. RARE EARTHS, INC.

Date: March 28, 2014	By:	/s/ Kevin M. Cassidy
Kevin M. Cassidy
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark E. Scott
Mark E. Scott
Chief Financial Officer ( Principal Financial and Accounting Officer)