Form 10-Q/A
period 2013-09-30
U.S. RARE EARTHS, INC
filed 2014-03-28
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 1

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-31199

U.S. RARE EARTHS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0638338
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5600 Tennyson Parkway, Suite 190, Plano, Texas	75024
(Address of principal executive offices)	(zip code)

(972)-294-7116
(Registrant's telephone number, including area code)

_____________________________________________________
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of U.S. Rare Earths, Inc. (the “Company”) for the quarter ended September 30, 2013, as originally filed with the Securities and Exchange Commission (“SEC”) on November 15, 2013. We refer to the quarterly report on Form 10-Q as filed on November 15, 2013 as the “Original Filing.” This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the period ended September 30, 2013.

As more fully described in Note 1 to the consolidated financial statements, in connection with the preliminary preparation of our audited financial statements for the fiscal year ended December 31, 2013, we determined that certain previously issued financial statements contained non-cash errors. We have evaluated the impact of these errors under the SEC’s authoritative guidance on materiality and determined that the impact of those errors, individually and in the aggregate, on prior period financial statements was material. On March 17, 2014, after discussions with our independent public accounting firm and legal counsel, the Audit Committee of the Company’s Board of Directors met and concluded that we should restate our unaudited interim financial statements for the period ended September 30, 2013 to correct the previously identified errors. Based on that determination, this Form 10-Q/A presents revised financial information that reflects the impact of the correction of these errors on our prior period financial statements.

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

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the November 14, 2013, the filing date of the Original Filing, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Restated)	(Audited)

CURRENT ASSETS:

Cash	$2,601,007	$166,939
Accounts receivable, less allowance for doubtful accounts
of $28,428 and $47,255, respectively	177,602	189,544
Other current assets	41,861	-

Total current assets	2,820,470	356,483

EQUIPMENT, NET	134,724	113,383

OTHER ASSETS:
Mineral properties	326,000	326,000

TOTAL ASSETS	$3,281,194	$795,866

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,092,908	$1,354,752
Accounts payable and accrued expenses-related party	6,391	506,391
Accrued compensation-officers	6,054,144	367,466
Accrued interest	-	11,109
Derivative liability - option	539,500	-

Total current liabilities	7,692,943	2,239,718

LONG-TERM DEBT:

Note payable-related party	-	250,000
Convertible debentures- related party	-	650,000

Total liabilities	7,692,943	3,139,718

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:

Preferred stock; 10,000,000 shares authorized,
outstanding, respectively	-	-

Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 30,012,168 and 27,628,366
shares issued and outstanding, respectively	301	276
Additional paid-in capital	58,930,695	46,453,342
Accumulated deficit	(63,342,745)	(48,797,470)

Total stockholders' deficit	(4,411,749)	(2,343,852)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,281,194	$795,866

 The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUES	(Restated)		(Restated)

Advertising revenues	$410,330	$486,870	$1,429,929	$1,707,075

Total revenue	410,330	486,870	1,429,929	1,707,075

Cost of revenues	33,000	245,342	814,335	840,511

Gross margin	377,330	241,528	615,594	866,564

OPERATING EXPENSES

Selling, general and administrative expenses	247,251	1,315,723	1,474,507	5,498,070
Exploration expense	658,095	146,995	915,256	280,870

Total operating expenses	905,346	1,462,718	2,389,763	5,778,940

(Loss) from operations	(528,016)	(1,221,190)	(1,774,169)	(4,912,376)

OTHER INCOME (EXPENSE)

Interest income	1	17	1	222
Interest expense	(281)	(89,600)	(26,070)	(127,697)
Loss on debt settlement	(56,667)	-	(1,282,650)	-
Loss on legal settlement	-	-	(10,923,600)	-
Gain (loss) on derivative liability option	266,500	-	(539,500)	-
Loss on stock repurchase	-	-	-	-
Other income (expense)	-	-	713	700

Total other income (expense)	209,553	(89,583)	(12,771,106)	(126,775)

(LOSS) BEFORE INCOME TAXES	(318,463)	(1,310,773)	(14,545,275)	(5,039,151)
INCOME TAX EXPENSE	-	-	-	-

Net (loss)	$(318,463)	$(1,310,773)	$(14,545,275)	$(5,039,151)

PER SHARE DATA:

BASIC AND DILUTED (LOSS) PER SHARE	$(0.01)	$(0.06)	$(0.52)	$(0.23)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	28,975,083	23,393,177	28,192,987	22,030,794
The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES:	(Restated)

Net loss	$(14,545,275)	$(5,039,151)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and amortization	24,070	27,233
Common stock and warrants issued for services	300,000	6,584,270
Common stock and warrants issued for liabilities	536,128	-
Loss on derivative liability- option	539,500	-
Loss on debt settlement	1,282,650	-
Loss on legal settlement	10,923,600
Changes in Operating Assets and Liabilities:
Accounts receivable	11,942	98,515
Other current assets and receivables	(41,861)	(125,255)
Accounts payable and accrued expenses	(761,847)	(2,486,312)
Accrued compensation - officers	(133,319)	-
Accrued interest	(11,109)	-
Net cash (used in) operating activities	(1,875,521)	(940,700)

INVESTING ACTIVITIES:

Purchase of fixed assets	(45,411)	-
Net cash (used in) investing activities	(45,411)	-

FINANCING ACTIVITIES:

Proceeds from the sale of common stock and warrants	4,205,000	585,625
Proceeds from note payable- related party	250,000	-
Repurchase of common stock	(100,000)	-
Proceeds from convertible debenture	-	650,000
Repayment note payable- related party	-	(735,428)

Net cash provided by (used in) financing activities	4,355,000	500,197

(DECREASE) IN CASH	2,434,068	(440,503)
CASH AT BEGINNING OF PERIOD	166,939	521,553

CASH AT END OF PERIOD	$2,601,007	$81,050

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$37,897
Income taxes	$-	$-

Non cash investing and financing activities:
Loss on debt settlement	$1,282,650	$-
Loss on legal settlement	$10,923,600	$-
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

Restatement of Previously Issued Financial Statements
In connection with the preliminary preparation of our audited financial statements for the fiscal year ended December 31, 2013, we determined that certain previously issued financial statements contained non-cash errors. We have evaluated the impact of these errors under the SEC’s authoritative guidance on materiality and determined that the impact of those errors, individually and in the aggregate, on prior period financial statements was material. On March 17, 2014, after discussions with our independent public accounting firm and legal counsel, the Audit Committee of the Company’s Board of Directors concluded that we should restate our unaudited interim financial statements for the three-month period ended September 30, 2013 to correct the previously identified errors. Based on that determination, this Form 10-Q/A presents revised financial information that reflects the impact of the correction of these errors on our prior unaudited financial statements for the three-month and nine-month periods ended September 30, 2013.

The following is a description of the areas in which these errors were identified and for which we made correcting adjustments to our unaudited consolidated financial statements. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from financing activities. The impact of these errors on net cash flows from operating and investing activities was inconsequential.

On May 21, 2013, the Company issued an unsecured promissory note (the “Note”) to John and Mark Family Limited Partnership, a Texas limited partnership affiliated with John V. Lattimore, Jr., the Company’s Chairman of the Board of Directors (the “Partnership”), pursuant to which the Partnership loaned $100,000 to the Company. Interest on the Note was in the amount of 5% per annum, and the Note matured on June 30, 2013. The Note was replaced on June 30, 2013, by a secured promissory note which was to mature on December 31, 2013 (the “Replacement Note”). The Replacement Note bore interest at the rate of five percent (5%) per annum and was secured by a mortgage of all of the Company’s mineral claims and a security interest in all other assets of the Company.

On August 22, 2013, the Partnership agreed to convert the Note into 66,667 shares of Common Stock of the Company at a value of $1.50 per share and waived the interest due on the Note. The fair market value of the common stock on August 22, 2013 was $2.35 per share. In connection with the conversion, the Partnership executed a Release of Mortgage and cancelled all security related to Company real property and other assets. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the Company should have recorded a loss on debt settlement of $56,667, which equals the difference between the fair market value of the shares on the date of conversion and the conversion price. As a result, the Company is restating the conversion transaction to record the difference of $56,667 to “loss on debt settlement”.

On August 14, 2013, the Company accepted the resignation of Daniel B. McGroarty effective July 31, 2013 as President of U.S. Rare Earths, Inc. The parties entered into a Stock Repurchase Option and Severance Agreement whereby they agreed to:  (i) settle all back pay and compensation claims with a payment of $60,000; (ii) buy 100,000 shares of the Company’s Common Stock from Mr. McGroarty on or before September 30, 2013 for $100,000, or $1.00 per share; and (iii) purchase an option for $40,000 to acquire 800,000 shares of the Company’s Common Stock from Mr. McGroarty for $800,000, or $1.00 per share on or before April 30, 2014. The Company paid the $60,000 for settlement of back pay and compensation and $40,000 for the option in September, 2013. On September 30, 2013, the Company bought 100,000 shares of its Common Stock from Mr. McGroarty for $100,000, or $1.00 per share. For the three months ended September 30, 2013, the Company originally recorded the $100,000 purchase of shares of the Company’s Common Stock as a “loss on stock repurchase.” This error was corrected by reclassifying the transaction from “loss on stock repurchase” to “common stock” and “additional paid in capital.”

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

The Company incurred net losses of $14,545,000 and $6,761,000 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The net loss for the nine months ended September 30, 2013 and year ended December 31, 2012 included approximately $13,606,000 and $4,060,000, respectively, of non-cash expenses.  The Company’s net cash used in operating activities was $1,876,000 and $923,000 for the nine months ended September 30, 2013 and year ended December 31, 2012, respectively.

The Company’s current operating funds are less than necessary to complete all intended exploration of the properties, and therefore it needs to obtain additional financing in order to complete our business plan. As of September 30, 2013, the Company had cash of $2,601,000 and working capital of $1,487,000 (excluding derivative liability- option of $540,000 and accrued compensation- officer of $5,820,000 that was converted into equity on October 7, 2013).

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

Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use. Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2013

Liabilities:
Derivative Instruments - Warrants	$-	$-	$539,500	$539,500

Total	$-	$-	$539,500	$539,500

September 30, 2013
Market price and estimated fair value of common stock:	$2.0500
Exercise price	$1.220
Expected term days	91
Divident yield	-
Expected volatility	225%
Risk-free interest rate	1.30%

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

Derivative Instruments - Option
On May 20, 2013, the Company entered into an Option Agreement with Poststrictum Ventures whereby the Company agreed to issue 650,000 shares of common stock at the higher of 75% of the ten-day closing average or $2.00 per share through December 30, 2013. The Company valued the option at $1.24 using Black Scholes. This option was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

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

NOTE 5.  EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated
	Useful Lives	September 30, 2013	December 31, 2012

Office equipment	5 years	$258,157	$258,157
Mining and other equipment	5-7 years	157,121	111,710
Less: accumulated depreciation		(280,554)	(256,484)
		$134,724	$113,383

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

Accrued Compensation- Officers
Accrued compensation- officers was $6,054,144 and $367,466 as of September 30, 2013 and December 31, 2012, respectively. This amount consisted of unpaid payroll to officers and consultants, $150,000 due to Logic International Consulting Group LLC (“Logic”) and $5,820,000 due to Logic related to the legal settlement.

As a part of the Settlement Agreement, the Company agreed to issue 3,000,000 shares of its Common Stock to Logic as compensation for its consulting services to the Company in connection with the settlement of the Lawsuit. On October 7, 2013, the Company converted the $3,000,000 of accrued compensation-officers into 3,000,000 shares of common stock at 1.00 per share. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the issuances of shares for payment of the services should have been recorded at June 5, 2013. As a result, the Company valued the 3,000,000 shares at the June 5, 2013 closing price for Company common stock of $1.94 per share and expensed an additional $2,820,000 for a total liability of $5,820,000 during the three months ended June 30, 2013.

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

Security Promissory Note with John and Mark Family Limited Partnership
On May 21, 2013, the Company entered into an unsecured Promissory Note with John and Mark Family Limited Partnership, a Texas Limited Partnership affiliated John Victor Lattimore, Jr., Chairman of the Company’s Board of Directors pursuant to which the Company agreed to issue a Note for $100,000 at 5% per annum. The Note was due June 30, 2013. The Note was replaced on June 30, 2013, by a secured promissory note which matures on December 30, 2013 (the “Replacement Note”). This Replacement Note bears interest at 5% per annum and is secured by a mortgage of all of the Company’s mineral claims and a security interest in all other assets of the Company.

On August 22, 2013, the Partnership agreed to convert the Replacement Note into 66,667 shares of Common Stock of the Company at a value of $1.50 per share and waived the interest due on the Replacement Note. The fair market value of the common stock on August 22, 2013 was $2.35 per share. In connection with the conversion, the Partnership executed a Release of Mortgage and cancelled all security related to Company real property and other assets. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the Company should have recorded a loss on debt settlement of $56,667, which equals the difference between the fair market value of the shares on the date of conversion and the conversion price. As a result, the Company is restating the conversion transaction to record the difference of $56,667 to “loss on debt settlement”.

See Note 7 for additional detail on the conversion of this Note.

Lattimore Option
On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, Inc. (“LPI”) pursuant to which we granted LPI a three-year option (the “Option”) to purchase up to 3,000,000 shares of our common stock, at $1.00 per share for a purchase price of $75,000. The effectiveness of the Option was conditioned on settlement of litigation pending in the District Court of Clark County, Nevada and the U.S. District Court for Utah. On June 5, 2013, the District Court of Clark County, Nevada approved the Settlement Agreement and General Release by and among the Company, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams, and Blue Cap Development Corp., on the other hand (the “Settlement Agreement”). The Company failed to record timely in its financial statements the impact of the issuance of the Option. During the audit review of the Company’s financial statements for the year ended December 31, 2013, the error was identified. The Company then valued the Option at $1.73 per share using Black Scholes methodology and expensed $5,103,600, net of the $75,000 paid, during the three-month period ended June 30, 2013 as “loss on legal settlement.”

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

On September 30, 2013, the Company acquired 100,000 shares of its common stock from Daniel McGroarty by paying $100,000, or $1.00 per share. The Company has entered into Repurchase Option Agreements with existing shareholders at $1.00 per share under which the Company (i) acquired 952,001 shares during October 2013; (ii) pursuant to which the Company can acquire up to 2,168,999 shares of common stock by December 31, 2013; and (iii) pursuant to which the Company can acquire up to 800,000 from existing shareholders by April 30, 2014. Most repurchased shares were placed in escrow at the Company’s transfer agent until the expiration of the escrow agreements on December 31, 2013.

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

Unsecured Promissory Note with Unique Materials LLC
On February 4, 2013, the Company entered into an unsecured Promissory Note with Unique Materials, pursuant to which the Company issued a Note for $150,000 at 5%.

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

Secured Promissory Note with John and Mark Family Limited Partnership
On May 21, 2013, the Company issued an unsecured promissory note (the “Note”) to John and Mark Family Limited Partnership, a Texas limited partnership affiliated with John V. Lattimore, Jr., the Company’s Chairman of the Board of Directors (the “Partnership”), pursuant to which the Partnership loaned $100,000 to the Company. Interest on the Note was in the amount of 5% per annum, and the Note matured on June 30, 2013. The Note was replaced on June 30, 2013, by a secured promissory note which was to mature on December 31, 2013 (the “Replacement Note”). The Replacement Note bore interest was secured by a mortgage of all of the Company’s real property (including all mineral claims) and a security interest in all other assets of the Company.

On August 22, 2013, the Partnership agreed to convert the Note into 66,667 shares of Common Stock of the Company at a value of $1.50 per share and waived the interest due on the Note.  The fair market value of the common stock on August 22, 2013 was $2.35 per share. In connection with the conversion, the Partnership executed a Release of Mortgage and cancelled all security related to Company real property and other assets.. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the Company should have recorded a loss on debt settlement of $56,667, which equals the difference between the fair market value of the shares on the date of conversion and the conversion price. As a result, the Company is restating the conversion transaction to record the difference of $56,667 to “loss on debt settlement”.

Lattimore Option
On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, Inc. (“LPI”) pursuant to which we granted LPI a three-year option (the “Option”) to purchase up to 3,000,000 shares of our common stock, par value $0.00001 per share (the Common Stock”) at $1.00 per share for a purchase price of $75,000. The effectiveness of the Option was conditioned on settlement of litigation pending in the District Court of Clark County, Nevada and the U.S. District Court for Utah. On June 5, 2013, the District Court of Clark County, Nevada approved the Settlement Agreement and General Release by and among the Company, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams, and Blue Cap Development Corp. (the “Settlement Agreement”). The Company agreed to issue the Option to LPI as a part of the Settlement Agreement. The Company failed to record timely in its financial statements the impact of the issuance of the Option. During the audit review of the Company’s financial statements for the year ended December 31, 2013, the error was identified. The Company then valued the Option at $1.73 per share using Black Scholes methodology and expensed $5,103,600, net of the $75,000 paid, during the three months ended June 30, 2013 as “loss on legal settlement.”

Conversion of Liability with Logic International Consulting Group, LLC
On June 28, 2013, Logic International Consulting Group LLC, a New York LLC affiliated with Kevin Cassidy, the Company’s CEO (“Logic”), converted liabilities of $800,000 into 800,000 of the Company’s restricted common shares at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value as loss on settlement of debt. A notice filing under Regulation D was filed with the SEC on July 3, 2013 with regard to this stock issuance.

Forfeiture of Shares
On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreements with Michael Parnell and Matthew Hoff. Under these Agreements, the Company approved the issuance of 1,250,000 shares of common stock to each of Mr. Parnell and Mr. Hoff related to (i) $500,000 in severance at $.50 per share for the change in control effected on December 15, 2010; and (ii) 125,000 shares related to each of years 4 and 5 for the change in control effected on August 22, 2011, each as outlined in the Agreements.

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

On August 14, 2013, the Company accepted the resignation of Daniel McGroarty effective July 31, 2013 as President of U.S. Rare Earths and its subsidiaries. The parties entered into a Stock Repurchase Option and Severance Agreement whereby they agreed to:  (i) settle all back pay and compensation claims with a payment of $60,000; (ii) buy 100,000 of the Company’s common stock from Mr. McGroarty on or before September 30, 2013 for $100,000, or $1.00 per share; and (iii) purchase an option for $40,000 to acquire 800,000 shares of the Company’s common stock from Mr. McGroarty for $800,000, or $1.00 per share, or on or before April 30, 2014. The Company paid the $60,000 for settlement of back pay and compensation and $40,000 for the option in September, 2013. On September 30, 2013, the Company bought 100,000 shares of its Common Stock from Mr. McGroarty for $100,000, or $1.00 per share. The Company originally recorded the $100,000 purchase of the common shares as a “loss on stock repurchase”. This error was corrected by reclassifying the transaction from “loss on stock repurhcase” to “common stock” and “additional paid in capital.”

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

The following table presents revenues, operating income (loss) and total assets by reportable segment for the three and nine months ended September 30, 2013 and 2012:

(dollars in thousands)
	Advertising	Mineral
Company	Services	Exploration	Total
Three Months Ended September 30, 2013
Revenues	$410	$-	$410
Income (Loss) from operations	216	(744)	(528)
Total assets	206	3,075	3,281

Three Months Ended September 30, 2012
Revenues	$487	$-	$487
Income (loss) from operations	34	(1,255)	(1,221)
Total assets	467	547	1,014

Nine Months Ended September 30, 2013
Revenues	$1,430	$-	$1,430
Income (loss) from operations	103	(1,877)	(1,774)
Total assets	206	3,075	3,281

Nine Months Ended September 30, 2012
Revenues	$1,707	$-	$1,707
Income (loss) from operations	226	(5,138)	(4,912)
Total assets	467	547	1,014

The following table reconciles operating loss to net loss:

(dollars in thousands)
	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2013	2012	2013	2012
(Loss) from operations	$(528)	$(1,221)	$(1,774)	$(4,912)
Other income (expense)	210	(90)	(12,771)	(127)
(Loss) before income taxes	(318)	(1,311)	(14,545)	(5,039)
Income tax (benefit)	-	-	-	-
Net (loss)	$(318)	$(1,311)	$(14,545)	$(5,039)

NOTE 10.  RESTATEMENT

The Company has restated the consolidated balance sheet as of September 30, 2013, and the consolidated statement of operations, and cash flows for the three and nine months ended September 30, 2013, to reflect the correcting book entries described below.

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

On August 14, 2013, the Company accepted the resignation of Daniel B. McGroarty, effective July 31, 2013, as President of U.S. Rare Earths, Inc. The parties entered into a Stock Repurchase Option and Severance Agreement whereby they agreed to:  (i) settle all back pay and compensation claims with a payment of $60,000; (ii) buy 100,000 shares of the Company’s Common Stock from Mr. McGroarty on or before September 30, 2013 for $100,000, or $1.00 per share; and (iii) purchase an option for $40,000 to acquire 800,000 shares of the Company’s Common Stock from Mr. McGroarty for $800,000, or $1.00 per share on or before April 30, 2014. The Company paid the $60,000 for settlement of back pay and compensation and $40,000 for the option in September, 2013. On September 30, 2013, the Company bought 100,000 shares of its Common Stock from Mr. McGroarty for $100,000, or $1.00 per share. For the three months ended September 30, 2013, the Company originally recorded the $100,000 purchase of shares of the Company’s Common Stock as a”loss on stock repurchase.” This error was corrected by reclassifying the transaction from “loss on stock repurchase” to “common stock” and “additional paid in capital.”

On May 21, 2013, the Company issued an unsecured promissory note (the “Note”) to John and Mark Family Limited Partnership, a Texas limited partnership affiliated with John V. Lattimore, Jr., the Company’s Chairman of the Board of Directors (the “Partnership”), pursuant to which the Partnership loaned $100,000 to the Company. Interest on the Note was in the amount of 5% per annum, and the Note matured on June 30, 2013. The Note was replaced on June 30, 2013, by a secured promissory note which was to mature on December 31, 2013 (the “Replacement Note”). The Replacement Note bore interest at the rate of five percent (5%) per annum and was secured by a mortgage of all of the Company’s mineral claims and a security interest in all other assets of the Company.

On August 22, 2013, the Company converted the principal amount of $100,000 of a secured promissory note issued to the John and Mark Family Limited Partnership into 66,667 shares of its Common Stock at a price of $1.50 per share. The fair market value of the common stock on August 22, 2013 was $2.35 per share. The Company should have recorded a loss on debt settlement of $56,667, which equals the difference between the fair market value of the shares on the date of conversion and the conversion price. As a result, the Company is restating the conversion transaction to record the difference of $56,667 to “loss on debt settlement”.

The following tables present the restated items for the applicable dates.

For the Three Months Ended	As Originally	Amount of
September 30, 2013	Presented	Restatement	As Restated

Loss on debt settlement	$-	$(56,667)	$(56,667)
Loss on legal settlement	-	-	-
Loss on stock repurchase	(100,000)	100,000	-
Net loss	(361,796)	43,333	(318,463)
Net loss per share	$(0.01)	$-	$(0.01)

For the Nine Months Ended	As Originally	Amount of
September 30, 2013	Presented	Restatement	As Restated

Loss on debt settlement	$(4,225,983)	$2,943,333	$(1,282,650)
Loss on legal settlement	-	(10,923,600)	(10,923,600)
Loss on stock repurchase	(100,000)	100,000	-
Net loss	(6,665,008)	(7,880,267)	(14,545,275)
Net loss per share	$(0.24)	$(0.28)	$(0.52)

	As Originally	Amount of
As of September 30, 2013	Presented	Restatement	As Restated

Accrued compensation	$3,234,144	$2,820,000	$6,054,144
Additional paid-in capital	53,870,429	5,060,266	58,930,695
Accumulated deficit	(55,462,478)	(7,880,267)	(63,342,745)

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

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(dollars in thousands)
	Three Months Ended September 30,
	2013	2012	$ Variance	% Variance

Advertising revenues	$410	$487	$(77)	-16%
Cost of revenues	33	245	(212)	87%
Gross margin	377	242	135	56%
Operating expenses-
Selling, general and administrative expenses	247	1,316	(1,069)	81%
Exploration expense	658	147	511	-348%
Total operating expenses	905	1,463	(558)	38%
(Loss) from operations	(528)	(1,221)	693	57%
Other income (expense):
Interest expense	-	(90)	90	100%
Gain (loss) on derivative liability- warrant	266	-	266	100%
Loss on debt settlement	(56)	-	(56)	-100%
Total other (expense)	210	(90)	356	396%
(Loss) before income taxes	(318)	(1,311)	1,049	80%
Income tax expense	-	-	-	0%
Net (loss)	$(318)	$(1,311)	$1,049	80%

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

Net (Loss)

Net loss for the three months ended September 30, 2013 was $318,000 as compared to $1,311,000 for the three months ended September 30, 2012 The net loss for the three months September 30, 2013 decreased related to reduced legal and stock based compensation expenses, a gain on derivative liability – option of $266,000 and a loss on debt settlement of $56,000.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(dollars in thousands)
	Nine Months Ended September 30,
	2013	2012	$ Variance	% Variance

Advertising revenues	$1,430	$1,707	$(277)	-16%
Cost of revenues	814	840	(26)	3%
Gross margin	616	867	(251)	-29%
Operating expenses-
Selling, general and administrative expenses	1,475	5,498	(4,023)	73%
Exploration expense	915	281	634	-226%
Total operating expenses	2,390	5,779	(3,389)	59%
(Loss) from operations	(1,774)	(4,912)	3,138	64%
Other income (expense):
Interest expense	(26)	(128)	102	80%
Loss on debt settlement	(1,283)	-	(1,283)	-100%
Loss on legal settlement	(10,924)	-	(10,924)	-100%
Loss on derivative liability warrant	(539)	-	(539)	-100%
Other income (expense)	1	1	-	100%
Total other (expense)	(12,771)	(127)	(12,644)	-9956%
(Loss) before income taxes	(14,545)	(5,039)	(9,506)	-189%
Income tax expense	-	-	-	0%
Net (loss)	$(14,545)	$(5,039)	$(9,506)	-189%

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

Net (Loss)

Net loss for the nine months ended September 30, 2013 was $14,545,000 as compared to $5,039,000 for nine months ended September 30, 2012.  The net loss for the nine months ended September 30, 2013 included $13,606,000 expenses including (i) loss on debt settlement of $1,283,000; (ii) loss on legal settlement of $10,924,000; (iii) loss on derivative liability warrant of $540,000; (iv) common stock and warrants issued for services and liabilities of $836,000; and (v) depreciation and amortization of $24,000..

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had cash of $2,601,000 and working capital of $1,487,000 (excluding derivative liability- option of $540,000 and accrued compensation- officer of $5,820,000 that was converted into equity on October 7, 2013).

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 was $1,876,000. This amount was primarily related to a net loss of $14,545,000 and an increase in accounts payable and accrued expenses of $ 906,000, offset by depreciation and amortization and non-cash expenses of $13,606,000.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $45,000. This related to the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $ 4,355,000. This amount was related to the sale of common stock of $4,205,000 and proceeds from note payable – related party of $250,000, offset by repurchase of common stock of $100,000.

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

ITEM 4. ONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2013, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We incurred net losses of $14,545,000 and $6,761,000 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The net loss for the nine months ended September 30, 2013 and year ended December 31, 2012 included approximately $13,606,000 and $4,060,000, respectively, of non-cash expenses.  Our net cash used in operating activities was $1,876,000 and $923,000 for the nine months ended September 30, 2013 and year ended December 31, 2012, respectively.

Our current operating funds are less than necessary to complete all intended exploration of the properties, and therefore we need to obtain additional financing in order to complete our business plan. As of September 30, 2013, we had cash of $2,601,000 and working capital of $1,487,000 (excluding derivative liability- option of $540,000 and accrued compensation officer of $5,820,000 that was converted into equity on October 7, 2013).

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of November 14, 2013, there were 32.1 million shares of common stock issued and outstanding, on a pro-forma basis and subject to adjustment based on the terms of the Settlement Agreement discussed in Item 1, Legal Proceedings. Significant shares of common stock are held by our principal shareholders, other insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144. .

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

On May 21, 2013, the Company issued an unsecured promissory note (the “Note”) to John and Mark Family Limited Partnership, a Texas limited partnership affiliated with John V. Lattimore, Jr., the Company’s Chairman of the Board of Directors (the “Partnership”), pursuant to which the Partnership loaned $100,000 to the Company. Interest on the Note was in the amount of 5% per annum, and the Note matured on June 30, 2013. The Note was replaced on June 30, 2013, by a secured promissory note which was to mature on December 31, 2013 (the “Replacement Note”). The Replacement Note bore interest at the rate of five percent (5%) per annum and was secured by a mortgage of all of the Company’s mineral claims and a security interest in all other assets of the Company.

On August 22, 2013, the Partnership converted a secured promissory note into 66,667 shares of Common Stock of the Company at a price of $1.50 per share and waived the interest due on the Note. The fair market value of the common stock on August 22, 2013 was $2.35 per share. As a result, the Company booked $56,667 to “loss on debt settlement”.

During the three months ended September 30, 2013, we issued 1,615,000 shares of restricted common stock to eight accredited investors (Joe and Beverly Rushing for 125,000 shares, Greg Anigian for 50,000 shares, Daniel Kondos for 100,000 shares, Jeffrey Stone for 25,000 shares, Cheri Lattimore for 250,000 shares, Tamara Bonno for 50,000 shares, Derek Slaughter for 15,000 shares, and an accredited investor for 1,000,000 shares) for $3,230,000, or $2.00 per share. A notice filing under Regulation D was filed with the SEC by October 31, 2013 with regard to these stock issuances.

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

(1) Attached as an exhibit to the Company’s Form 8-K dated August 22, 2013 and filed with the SEC on August 28, 2013.
(2) Attached as an exhibit to the Company’s Form 8-K dated August 28, 2013 and filed with the SEC on September 4, 2013.
(3) Attached as an exhibit to the Company’s Form 8-K dated September 5, 2013 and filed with the SEC on September 10, 2013.
(4) Attached as an exhibit to the Company’s Form 10-K for the quarter ended September 30, 2013 and filed with the SEC on November 15, 2013.
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
Mark E. Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)