Form 10-K
period 2013-12-31
U.S. RARE EARTHS, INC
filed 2014-04-15
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K
(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2013

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________ to ________

Commission File No. 000-31199

U.S. RARE EARTHS, INC.
(Exact Name of Issuer as specified in its charter)

Nevada	87-0638338
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer File No.)

5600 Tennyson Parkway, Suite 240, Plano, Texas	75024
(Address of Principal Executive Offices)	(Zip Code)

(972)-294-7116
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock
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

      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☑ No

As of June 30, 2013 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of our common stock) was $14,822,632.

As of March 31, 2014, we had 32,188,934 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:                                                                                                None

TABLE OF CONTENTS

		Page
PART 1

ITEM 1.	Business	6

ITEM 1A.	Risk Factors	20

ITEM 1B.	Unresolved Staff Comments	30

ITEM 2.	Properties	6

ITEM 3.	Legal Proceedings	30

ITEM 4.	Mine Safety Disclosure	30

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31

ITEM 6.	Selected Financial Data	33

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	39

ITEM 8.	Financial Statements and Supplementary Data	39

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40

ITEM 9A.	Controls and Procedures	40

ITEM 9B.	Other Information	42

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	43

ITEM 11.	Executive Compensation	50

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	57

ITEM 14.	Principal Accounting Fees and Services	61

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	63

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
AND
OTHER INFORMATION

The statements contained in this Annual Report of U.S. Rare Earths, Inc. and its consolidated subsidiaries that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

The forward-looking statements contained in this Annual Report are largely based on the expectations of management, which reflect estimates and assumptions made by management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. Our actual results may differ materially from those anticipated, estimated, projected or expected by management. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. When considering forward-looking statements, please read “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

Information regarding the demand, pricing, uses and reserves of rare earth elements set forth in “Items 1 and 2.  Business and Properties” include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third party research, surveys and studies are reliable, we have not independently verified such information.

GLOSSARY OF SELECTED MINING TERMS

U.S. Rare Earths, Inc. and its consolidated subsidiaries are referenced in this Annual Report by phrases such as “we,” “our,” or “us,” depending on the context in which the statements are made. For convenience, this glossary includes selected mining terms used in this annual report on Form 10-K that may be technical in nature:

“AEC” means the United States Atomic Energy Commission.

“Assay” – a measure of the valuable mineral content.

“BLM” means the United States Bureau of Land Management and any successor entity having authority with respect to our claims.

“Claims” means the approximately 1,300 unpatented mining claims on approximately 25,000 acres of land in Colorado, Idaho and Montana held by us.

“Core” means the long cylindrical piece of a rock, about an inch in diameter, brought to the surface by diamond drilling.

“Deposit” means an informal term for an accumulation of mineral ores.

“Diamond drilling” means a drilling method in which the cutting is done by abrasion using diamonds embedded in a matrix rather than by percussion.  The drill cuts a core of rock, which is recovered in long cylindrical sections.

“Exploration stage” means the US Securities and Exchange Commission’s descriptive category applicable to public mining companies engaged in the search for mineral deposits and ore reserves and which are neither in the development or production stage.

“Feasibility Study” means an engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.

“Grade” means the metal content of ore, usually expressed in troy ounces per ton (2,000 pounds) or in grams per ton or metric tonnes that contain 2,204.6 pounds or 1,000 kilograms.

“Lanthanide elements” mean the 15 chemical (metallic) elements known as rare earth elements.

“Lode” means a mineral deposit in a solid rock.

“Mineral reserve” means that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Reserves are customarily stated in terms of “Ore” when dealing with metalliferous mineral.

“Ore” means naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituent; e.g., iron ore.

“Ore body” means continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

“Probable reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

“Project” or “Prospect” means an identified group of claims consolidated for exploration activities, the value of which has not been determined by exploration.

“Proven reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

“Rare Earth Elements” or “REEs” include the 15 chemical (metallic) elements known as “lanthanide elements” (cerium, lanthanum, neodymium, praseodymium, promethium, samarium, europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium) and yttrium and scandium.

“Trend” means a general term for the direction or bearing of the outcrop of a geological feature of any dimension, such as a layer, vein, ore body, or fold.

“Unpatented mining claim” means a parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim.

“Vein” means a mineralized zone having a more or less regular development in length, width, and depth, which clearly separates it from neighboring rock.

PART I

ITEMS 1 and 2.                                BUSINESS AND PROPERTIES

General Information

We are a rare earth elements exploration company seeking to identify and ultimately mine commercially-viable sources of domestic rare earth elements. We historically had two business segments:  (i) co-op advertising services which encompass radio, TV, cable, print or outdoor advertising, print ads and production of electronic commercials conducted through Media Depot, Inc., a wholly-owned subsidiary of the Company, and it subsidiary Media Max, Inc., as well as certain other assets held by us or the Media Business; and (ii) a rare earth elements exploration and claims business acquired through merger with several companies. Our media business operated at a loss in each of the calendar years ended December 31, 2013 and 2012, before taxes. For that reason, management has determined to exit the advertising business, and to focus solely on the creation of a completely independent American-based rare earth exploration company with claims located in the continental United States.

Currently our operations are exploratory in nature. We currently hold over 1,300 unpatented mining claims on approximately 25,000 acres of land in Montana, Idaho and Colorado. We are not producing rare earth elements from any of our claims and further exploration will be required in order to evaluate and identify the commercial viability of producing rare earth elements from any of our claims. As a result, we have no probable or proved reserves of rare earth elements.

Our principal executive offices are located at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024. The telephone number is 972-294-7116. Our website address is www.usrareearths.com. Our common stock currently trades on the Over the Counter Bulletin Board under the symbol “UREE”.

Company History and Structure

We were originally organized for general investment purposes in the State of Delaware on July 27, 1999, under the name “Calypso Financial Services, Inc.” We entered the advertising business through the merger of Calypso Acquisitions, Inc., a wholly-owned subsidiary of ours, with and into Media Depot, Inc., a Nevada corporation, on December 31, 2007. Following the acquisition, we changed our name to Calypso Media Services Group, Inc. and re-domiciled as a Nevada corporation.

In December 2010, Calypso Media Services Group entered the mining exploration business through the merger of its wholly-owned subsidiary, Calypso Merger, Inc., into Seaglass Holding Corp., which held rights to more than 600 unpatented lode mining claims on more than 12,000 acres of land located in Fremont, Gunnison and Saguache Counties of Colorado. These mineral claims are on, near, or adjacent to anomalous features believed to contain rare earth elements. Pursuant to the terms of the merger agreement, the stockholders of Seaglass exchanged 100% of the outstanding common stock of Seaglass for 5,900,000 unregistered shares of our common stock valued at $.50 per share or $2,950,000. An independent evaluation was performed by a licensed professional engineer to estimate the fair market value of the claims on the date of acquisition. Based on this report, we assigned a fair value to the claims of $326,000 and recorded an impairment expense of $2,624,000 for the year ended December 31, 2010. At the time of the Seaglass merger, Calypso Media Services Group changed its name to Colorado Rare Earths, Inc.

Colorado Rare Earths further expanded its exploration business in August 2011 when U.S. Rare Earths, Inc., a Delaware corporation, was merged into Seaglass. With this merger, Colorado Rare Earths acquired rights to 583 unpatented lode mineral claims located in Lemhi County, Idaho, and 56 unpatented lode mining claims located in Beaverhead and Ravalli Counties, Montana. The mineral claims are located on over 10,000 acres of land on, near, or adjacent to anomalous values of various rare earth elements. Pursuant to the terms of the merger agreement, the U.S. Rare Earths Delaware stockholders exchanged 100% of their outstanding common stock for 5,000,000 unregistered shares of our common stock valued at $2.85 per share. As part of the acquisition price, we also assumed several notes payable in the aggregate amount of $1,450,000. At the closing, we paid $500,000 related to the booked notes payable. We did not obtain a valuation of the mineral properties at the time of the merger. As a result, we assigned a fair value to the claims of $0 and recorded an impairment expense of $15,678,000 for the year ended December 31, 2011. Following the merger, we changed our name to “U.S. Rare Earths, Inc.”

We have maintained most of the claims acquired through the above-described mergers and have added new claims. Today, we hold over 1,300 mining claims for rare-earth elements located on approximately 25,000 acres of land in Montana, Idaho, and Colorado These include the Powderhorn Project in Fremont, Gunnison and Saguache Counties, Colorado, the Lemhi Pass, Diamond Creek, and North Fork Projects in Lemhi County, Idaho and the Last Chance and Sheep Creek Projects located in Beaverhead and Ravalli Counties, Montana, respectively. Exploration on these projects is discussed below under “Properties – Mining Claims” below.

Current Operations

Our current operations are exploratory in nature. We are considered an exploration stage company under SEC criteria because we have not demonstrated the existence of proven or probable reserves at our claims and have not conducted any actual mining operations. Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, all of our investments in mineral properties to date have been expensed as incurred and therefore do not appear as assets on our balance sheet. We expect exploration expenditures will continue during 2014 and subsequent years. We expect to remain as an exploration stage company for the foreseeable future. We will be deemed an exploration stage company until such time as we demonstrate the existence of proven or probable mineral reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

Our principal source of liquidity for the next several years will be capital raises through the sale and issuance of equity and debt securities. However, since our ability to raise additional capital will be affected by many factors, most of which are not within our control, there can be no assurance given that we will in fact be able to raise the additional capital, as and when needed, to fund our ongoing operations. Please see “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the challenges we face in raising capital and our current liquidity.

Rare Earth Elements Market Overview

The following discussion includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third party research, surveys and studies are reliable, we have not independently verified such information.

What are Rare Earth Elements?

The rare earth elements are a group of 17 chemical (metallic) elements consisting of the 15 lanthanide elements along with yttrium and scandium. They share many similar properties, and all tend to occur together in geological deposits, although in varying concentrations. Rare earth elements are relatively common; however, they are referred to as “rare” because they are widely dispersed and not often found in commercially exploitable concentrations. The principal mineral sources for rare earth elements are bastnasite, monazite and loparite, and the related lateritic ion-adsorption clays. Despite their relative abundance, rare earth elements are more difficult to mine and extract than equivalent sources of transition metals, making rare earth elements relatively expensive.

Rare earth elements generally fall into one of two categories – light rare earth elements, which include scandium, lanthanum, cerium, praseodymium, neodymium, promethium, and samarium and heavy rare earth elements, which include gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium, lutetium and yttrium. Rare earth element mineral deposits are usually rich in either light rare earth elements or heavy rare earth elements, but rarely contain both in significant quantities. While light rare earth elements tend to be more abundant, one light rare earth element – neodymium – and four heavy rare earth elements – europium, terbium, dysprosium and yttrium – are in sufficiently short supply that they are referred to as “critical rare earth elements”.

Rare Earth Element Uses

Rare earth elements are necessary components in many high technology and green energy related products in both civilian and defense applications. Currently, the dominant end uses for rare earth elements in the United States are for automobile catalysts and petroleum refining catalysts, use as phosphors in color television and flat panel displays (cell phones, portable DVDs, and laptops), permanent magnets and rechargeable batteries for hybrid and electric vehicles, and numerous medical devices. There are important defense applications such as jet fighter engines, missile guidance systems, anti-missile defense systems, and satellite and communication systems. Permanent magnets containing neodymium, gadolinium, dysprosium, and terbium are used in numerous electrical and electronic components and new-generation generators for wind turbines. The following table identifies various applications for each of the rare earth elements:

Rare Earth Elements	Selected Applications

Cerium	Auto catalyst, chemical oxidizing agent, polishing powder, yellow colors in glass and ceramics, catalyst for self-cleaning ovens, fluid catalytic cracking catalyst for oil refineries.

Dysprosium	Permanent magnets, lasers, and magnetostrictive alloys such as Terfenol-D.

Erbium	Infrared lasers, vanadium steel, and fiber-optic technology.

Europium	Red band blue phosphors, lasers, mercury vapor lamps, fluorescent lamps, and nuclear magnetic resonance imaging.

Gadolinium
Permanent magnets, high refractive index glass, lasers, X-ray tubes, computer memories, neutron capture, MRI contrast agent, NMR relaxation agent, and magnetostrictive alloys such as Galfenol; also a steel additive.

Holmium	Lasers, wavelength calibration standards for optical spectrophotometers, and magnets.

Lanthanum	Hybrid engines, metal alloys, high refractive index and alkali-resistant glass, hydrogen storage, battery electrodes, camera lenses, and fluid catalytic cracking catalyst for oil refineries.

Neodymium	Permanent magnets, lasers, violet colors in glass and ceramics, didymium glass, ceramic capacitors

Praseodymium	Permanent magnets, lasers, core material for carbon arc lighting, colorant in glasses and enamels.

Promethium	Nuclear batteries.

Samarium	Permanent magnets, lasers, neutron capture and masers.

Scandium	Light aluminum-scandium alloys for aerospace components, additive in metal halide lamps and mercury vapor lamps, and radioactive tracing agent in oil refineries.

Terbium	Green phosphors, lasers, fluorescent lamps, and magnetostrictive alloys like Terfenol-D.

Thulium	Portable X-ray machines, metal halide lamps and lasers.

Ytterbium	Infrared lasers, chemical reducing agent, decoy flares, stainless steel, stress gauges, and nuclear medicine.

Yttrium	Lasers, TV red phosphor, high temperature superconductors, zirconia, microwave filters, energy efficient light bulbs, spark plugs, and gas mantles; also a steel additive.

Sources:	“Rare Earth Elements: The Global Supply Chain” by Marc Humphries, December 16, 2013 (published by the Congressional Research Service), and “Rare Earth Elements 101” published by IAMGOLD, April 2012.

Rare Earth Element Demand

Industrial Materials Co of Australia Pty Ltd., or IMCOA, widely recognized as an independent source for rare earth element forecasting, estimated worldwide demand for rare earth elements in 2010 to be approximately 100,000 metric tons. IMCOA estimates demand will be approximately 160,000 metric tons in 2015 and 200,000 to 240,000 metric tons in 2020, as compared to 120,000 to 130,000 metric tons in 2013.

The Congressional Research Service Report entitled “Rare Earth Elements: The Global Supply Chain” by Marc Humphries dated December 16, 2013, or CRS Report, estimated rare earth elements demand by application for 2010 and 2015 based on data provided by IMCOA in 2011 as follows:

Rare Earth Demand by Application-U.S. and World, 2010

Rare Earth Demand by Application-U.S. and World, 2015

Rare Earth Element Production and Reserves

Until 1948, most of the world’s rare earth elements were sourced from placer sand deposits in India and Brazil. In the 1950s, South Africa became the dominant supplier. From the 1960s through the 1980s, the Mountain Pass mine in California was the leading producer of rare earth elements and gave the United States sufficient supply to be self-reliant in rare earth elements. As illustrated by the following table provided by the U.S. Department of Interior (U.S. Geological Survey  or “USGS”)“showing production and reserves of rare earth elements by country in 2011, China now dwarfs all other producers, supplying some 95% of the world’s rare earth elements. During late 2012, Molycorp’s Mountain Pass mine in California came back into production and according to the CRS Report produced 10,118 metric tons of rare earth elements in 2013. In addition, Lynas Corporation’s Mt. Weld mine in Australia has come on line, but has yet to reach its projected production capacity of 11,000 metric tons per year. However, given the timeline for current exploration projects to come into production, if at all, it is likely that China will continue to dominate the market for rare earth elements for the foreseeable future.

With estimated world-wide rare earth elements production of 111,000 tons in 2011 and projected demand of 160,000 tons in 2015 and between 200,000 and 240,000 tons by 2020, it is clear that additional sources of rare earth elements must come on line if world demand is to be met. Although China is projected by IMCOA to increase production to 130,000 tons by 2016, the ameliorating effect of that increase on the global supply/demand imbalance will be offset by export quotas China began imposing in 2010 when it reduced exports from the prior year by 40%. According to IMCOA, Chinese export quotas are projected to decrease by a third from 30,200 tons in 2011 to 22,000 tons in 2016. In 2011, the rest of the world's demand exceeded Chinese exports of rare earth elements by 4,800 tons. By 2016, this gap is projected to widen to 34,000 tons indicating a need for a substantial increase of supply sources outside China. While production from new operations such as Mountain Pass and Mt. Weld may be able to make up some of the shortfall between demand and supply, several forecasts show that there will likely be significant shortfalls. Concern with respect to shortfalls is particularly acute with respect to critical rare earth elements.

Rare Earth Element Prices

According to The Congressional Research Report, prices of rare earth elements rose rapidly following China’s reduction of rare earth element exports beginning in 2010, but declined in the first half of 2012 and declined further by the second quarter in 2013. Further, according to this report, most rare earth experts would agree that the most recent restrictions on Chinese exports and lack of capacity elsewhere in the world led to the sharp price rise and while price declines resulted from softer demand (e.g., some substitution, high stocks, and a slow economic recovery). China’s dominance of the global rare earth elements market gives it the ability to control the pricing of rare earth elements for the foreseeable future.

The following table shows prices from 2008 to mid-year 2013 for selected rare earth elements.

Source:   CRS Report as provided by IMCOA, 2011, 2013 and METI, 2011.

We believe that the anticipated shortages of rare earth elements worldwide, coupled with the desirability from the standpoint of national security for developing sources of rare earth elements within the United States, creates an opportunity to develop a successful rare earth elements mining and processing business. We are at the early stages of exploration on our Montana, Idaho, and Colorado prospects and have neither proven nor probable reserves; nor have we completed preliminary feasibility studies for any of these prospects. However, the results of our exploration to date and prior exploration activity on our prospects, cause us to believe this to be an opportunity worth pursuing.

Please see “Properties – Mining Claims” below for a detailed explanation of our mining claims and prospects and the exploration activity to date with respect to each major prospect.

Properties

We do not own real property nor have plans to acquire any real estate. Our mining claims and other real property interests specifically related to mining are disclosed below.

Mining Claims

We hold more than 1,300 unpatented mining claims encompassing approximately 25,000 acres of land in Colorado, Idaho, and Montana. These claims have been filed pursuant to the General Mining Law of 1872, as amended, or General Mining Law, on lands where both the surface and mineral interest are owned by the United States government.

The holder of an unpatented mining claim has a unique property interest. A citizen of the United States who complies with the statutory requirements for locating an unpatented mining claim -- physically staking the claim on open public land, making a discovery of valuable minerals, and filing the required documents -- automatically acquires the full interest in the claim, without any action by the government. For purposes of the federal mining law, a “citizen” includes a corporation organized under the laws of any state (or an unincorporated association such as a partnership, limited partnership, joint venture, or trust). No governmental authorization is required for the claim owner to merely hold (without exploring or developing) its interest in the claim.

Upon making a discovery of valuable minerals, the locator of a federal mining claim receives the “exclusive right of possession and enjoyment” of all “veins, lodes, and ledges throughout their entire depth,” effectively providing the locator of a mining claim the right to pursue the extensions of any identified vein beyond the side-line limits of a lode location. The locator also receives the exclusive right to possess all surface areas within the claim for mining purposes, but the United States retains the right to manage the surface of the property for other purposes. A locator’s possessory rights are considered vested property rights in real property with full attributes and benefits of ownership exercisable against third parties, and these rights may be sold, transferred and mortgaged. While the law provides that the locator may be eligible for a conveyance from the United States of the full fee simple estate in the lands (known as a “patent” of the land) upon compliance and proof of further requirements, there has been a moratorium on the issuance of such patents since 1991. Nevertheless, a locator’s possessory rights to mine all of the minerals to exhaustion are complete in unpatented claims, and the locator is never required to apply for or obtain a patent in order to fully mine the minerals found on the claims.

The United States remains the legal title holder to the lands on which an unpatented claim is located as provided by federal law. While the locator has full possessory rights to the surface and the minerals under the surface, these rights are subject to certain statutory requirements and limitations, such as the payment of annual assessment fees and making annual filings with the government. Failure to perform these ongoing requirements will result in loss of the right to maintain the claims.

Our claims and our activities to date with respect to our claims are discussed below.

Montana and Idaho

Summary.  We have more than 700 claims in Beaverhead and Ravalli Counties, Montana, and in Lemhi County, Idaho, encompassing an area of more than 14,000 acres of land. All of these claims are located on properties that are part of a mineralized trend known as the Lemhi Pass Mineral Trend. This trend extends for about 60 miles through Montana and Idaho and contains known anomalous rare earth mineralization. For purposes of exploration and assessment, we have broken our claims in the Lemhi Pass Mineral Trend into five exploration projects, two in Montana (the Last Chance Project and the Sheep Creek Project) and three in Idaho (the North Fork Project, the Lemhi Pass Project, and the Diamond Creek Project). The relative positions of these Projects within the Lemhi Pass Mineral Trend may be seen on the map below.

U.S. Rare Earths, Inc.
Projects
Legend
Mineral Trend
USRE Claims
USRE Exploration Drilling
Sheep Creek
North Fork
Diamond Creek
Regional
Critical Rare Earth
Mineralization Trend
Montana
Idaho
Lemhi Pass
Last Chance
IDAHO & MONTANA
6
0
6 Miles
PE LLC & QGIS 2.0

History of Exploration in the Lemhi Pass Mineral Trend.  The Lemhi Pass Mineral Trend has had two general periods of exploration and prospecting, the first of which started in 1883 and was principally for copper. The second period began in 1950 following the discovery of thorium in the area and extended through the 1980’s. This exploration was conducted by various entities, sometimes with federal government funding, and was focused upon the potential use of thorium in the area as fuel for nuclear reactors. This exploration included core-hole drilling and surface sampling, as well as some surface excavation to expose a mineral vein in many areas, including several longitudinal cuts that expose the vein over intervals for 2,300 feet south from its northwest exposed end. In addition, some underground exploration was undertaken. Several horizontal mine shafts were excavated extending some 2,500 feet and also a vertical shaft of 80 feet.

While much of the analysis of this exploration is unavailable, the Idaho Bureau of Mines and Geology issued four reports over this period evaluating the Lemhi Pass rare earth-thorium mineralization trend. This work indicates of the presence of monazite, xenotime, and thorite – mineral sources for rare earth elements. Associated minerals include principally specular hematite, magnetite, feldspars, quartz, barite, rutile, and particularly goethite along mineralized fracture/shear zones.

From 1965 through 1968, the U.S. Atomic Energy Commission, or AEC evaluated the Lemhi Pass Mineral Trend and issued several reports detailing grab-sample assay chemistry, geology, mineralogy, and sample locations encompassing the entire trend. The AEC authors (Sharp and Hetland, AEC-RID-3, 1968, and Austin, AEC-RID-2, 1968) collected 200 samples from over one hundred sites in this trend. The Last Chance Claim forms a part of the AEC work, included sampling on the Last Chance Project. Metallurgical investigations (cited by Sharp, AEC-RID-3) at the time by the U.S. Bureau of Mines indicated that recovery of REEs, with an acid cure, could be between 50-70% of the rare earth elements present in the deposit.

Expanding on original exploration works by others, Mortimer Staatz in U.S. Geological Service publication 1049A (1979) completed a survey of the area encompassing Lemhi Pass in 1979. Staatz reported that rare earth-thorium mineralization occurs in 219 known veins along Lemhi Pass, the largest vein being located on our Last Chance Project, which is up to 39 feet thick, with a stated “known length of 4,350 feet”. The area veins typically have strikes (orientation of length) from N 40° W to N 80° E, with a dip that varies between 40⁰ and 70⁰ SE, and follow irregular fractures in the host rock. Staatz’s non-compliant surface sampling assay work reports Last Chance vein REO grades from 0.18 to 2.04% by weight.

These published works, together with some privately available data concerning this early exploration, were of great use to us and our predecessors in locating our claims in the Lemhi Pass Mineral Trend.

The Montana Projects

Last Chance

The Last Chance Project consists of 44 claims encompassing about 940 acres. The majority of our exploration work in 2013 was performed in this Project, and we intend to do further exploration in the near future. We currently hold exploration permits for this Project through the end of 2014, at which time the permit will have to be renewed.

The Last Chance Project is located approximately 25 miles SSE of Salmon, ID on Forest Service Land in the Beaverhead National Forest District in Lemhi County. ID and Beaverhead County, MT. This project is accessed by traveling south on Idaho Highway 28 to Tendoy, ID. Then east (left) on the Lewis & Clark Highway/Agency Creek Road 13.9 miles into Montana turning south (right) onto Frying Pan Road to the project area. All other access is by foot or helicopter.

The majority of our 2013 exploration activity was conducted on the Last Chance Project’s main vein, which is one of the longest known veins in the Lemhi Pass Mineral Trend and extends up to 3,350 feet along its length. Our 2013 work consisted of a compliant diamond core drilling and channel sampling program which defined a deposit with moderate-high critical rare earth elements mineralization. Eight core holes were drilled with hole depths reaching up to 520 feet. All eight of the drill holes intersected the vein. In addition, 12 channel samples were taken along the known length of the vein. The drill core data, along with the surface channeling sampling and field mapping, provided over 165 data points for evaluation purposes and conceptualization of a deposit model. In addition to the assay work, 54 pseudo-random host and vein rock samples were submitted for density determination. Assay tests of core samples and channel samples indicate the presence of rare earth elements at levels that lead us to believe that further exploration in this area is warranted. Mineralization associated with the vein appears to be structurally controlled. The dominant rare earth source rock in the vein is anticipated to be monazite. Other minerals that are associated with the vein include hematite, quartz, and limonite.

The sample assay results have been field checked and split-sample assay cross-checked. Six laboratory prepared split duplicates were also analyzed and overall show good agreement between the duplicates. Surface samples show a slightly higher average grade than the subsurface samples. There is very strong evidence, including historic subsurface horizontal mine shaft sampling by the Idaho Energy Resource Company (a subsidiary of Idaho Power), to conclude that the surface sampling and drill-hole vein intersections are part of the same mineralized vein. Last Chance Project representative samples were submitted for preliminary metallurgical testing. Management believes that additional metallurgical and mineralogical tests are warranted and anticipated to be conducted pending financing. These tests are used to ascertain the exact rare earth elements minerals found in the different project properties, as well as rare earth elements extractability from the minerals.

Sheep Creek

The Sheep Creek Project includes 12 claims on about 248 acres. The Sheep Creek Project is located approximately 30 miles NW of Salmon, ID on Forest Service Land in the Bitterroot National Forest District in Ravalli County, MT. This project is accessed by traveling north on US-93N to the Conner Cutoff Road then to the West Fork Road. All other access is by foot or helicopter.

We have not performed any exploration work on this project; however, historical information indicates that this area may have concentrations of rare earth element mineralization. The main rare earth mineral in this area is believed to be monazite and ruzite, which is known to have highly anomalous concentrations of niobium, an element often found in conjunction with rare earth elements.

The Idaho Projects

Summary.  We have identified three principal projects in Idaho with several associated Prospects contained within each Project area. These include the North Fork Project, Lemhi Pass Project, and the Diamond Creek Project, all located in Lemhi County, Idaho. These projects are shown in the map at the beginning of this Properties discussion. Each of these projects have undergone exploration work. During 2012 and 2013, two diamond core drill holes were completed on the Diamond Creek Project, and channel samples were taken on the Diamond Creek and North Fork Projects.

We currently hold several drilling site permits which will allow for continued exploratory core drilling through the end of 2014. For any exploration activities in 2015 and beyond, we will need to renew our existing permits. Pending full funding under our corporate financing plan, future exploration work is anticipated to include a drilling program on the North Fork Project, as well as additional geologic mapping and surface channel sampling on all three Projects.

North Fork

The North Fork Project includes 456 claims encompassing about 9,000 acres. The North Fork Project is located on Forest Service Land in the Salmon Challis National Forest. This Project can be accessed from Salmon, Idaho by traveling north on US-93 to the NF-30 Salmon River Road Turnoff, the final access into the project is along various unpaved, unimproved Forest Service Roads. All other access is by helicopter or foot.

Within the North Fork Project, we have identified five separate prospects: BUS, Radiant, Cardinal, Jackpot, and Silver King, all shown on the map below. The North Fork Project exploration activities conducted in 2013 identified several related, but spatially separated mineralized rare earth element vein systems from compliant geologic mapping and channel sampling. The Cardinal Prospect vein has been traced for 4,323 feet along strike with channel samples returning levels of rare earth element mineralization that we intend to explore further. The Jackpot Prospect vein has been traced along the surface for 1,300 feet, but no channel sampling has been conducted. Preliminary exploration work has been done in the Radiant Prospect and included some geologic mapping and channel sampling indicating low rare earth element mineralization. Our management believes these findings warrant further exploration to determine whether commercial quantities of rare earth elements may exist in the prospects.

Lemhi Pass

The Lemhi Pass Project includes 75 claims encompassing about 1,500 acres of land and includes the known extents of the Lucky Horseshoe and Silver Queen veins. The Lemhi Pass Project is located on Forest Service land in the Salmon-Challis National Forest. This project is located approximately 25 miles SE of Salmon, Idaho, and can be accessed by traveling south from Salmon on ID-28 until the turn off for the Agency Creek Road (Lewis and Clark Highway). The last few miles approaching the project is on unpaved, unimproved forest service roads. All other access is by foot or helicopter.

Exploration activities on the Lemhi Pass Project conducted during 2013 included compliant geologic mapping and channel sampling on the veins. The channel samples taken across the vein indicated rare earth mineralization that we believe warrants further exploration. The minerals associated with the rare earth mineralization in this property are believed to be mainly monazite.

Diamond Creek

The Diamond Creek Project includes 29 claims encompassing more than 500 acres of land. The Diamond Creek Property is located in the Salmon-Challis National Forest district on Forest Service land. Access to the location is from Salmon, Idaho by taking highway 93 to the Forest Service Diamond Creek Road (NF-129) turn-off. The Diamond Creek FS road is an unimproved, four-wheel drive, weather-limited road. Several forest service roads branch from the NF-129 road and give additional four-wheel drive property access. All other access is by foot or helicopter.

Exploration activities were undertaken on the Diamond Creek Project in 2012 and consisted of compliant core drilling and vein channel sampling. Two main mineralized vein sets were identified in the Diamond Creek Project and consists of:  (i) 4 veins traced for 820 feet and along a general north-south strike, with a 500 foot broad east-west, multi-vein, zone width; (ii) a set of moderately rare earth element mineralized veins intersected during the 2012 Diamond Creek drilling program with a strike length of 502 feet, 4 foot width, and intersected at a depth of 80 feet. Both vein sets have a general north/south trend and appear to be structurally controlled. Rare earth element mineralogy in this area is believed to exist primarily in monazite and some xenotime.

Colorado

Our mining claims in Colorado are located in Fremont, Gunnison, and Saguache Counties, and include over 600 unpatented claims encompassing more than 12,000 acres of land, which we have identified as the Powderhorn Project. The Powderhorn Project is in an area surrounding, but excluding, Iron Hill. Iron Hill is recognized as North America’s largest carbonatite deposit (a rock type known to be highly associated with rare earth element deposits worldwide). Given its proximity to Iron Hill, management believes our mining claims may contain rare earth element mineralized trends or veins.

We have focused our initial exploration activities on the Powderhorn Project, which is divided into two prospects – the Satellite Prospect and the Rudolph Hill Prospect. We completed diamond core drilling on the Satellite and Rudolph Hill Prospects in 2011. Our exploration included several grab sampling traverses. Results indicate low to moderate rare earth element mineralization that requires further work to identify the exact location and dimensions (length, width and depth) of the lode. Evaluation of the Powderhorn Project is still in an early phase of investigation as mapping and detailed work has yet to be completed. All government permits and reclamation plans for continued exploration through 2014 were renewed in 2013. Final reclamation of the 2011 exploration is required within 5 years.

The Rudolph Hill and Satellite Prospects are shown on the following map:

USRE Project
Powderhorn
Color Key
PH Claims
HWY Claims
IC Claims
SG Claims
BC Claims
GC Claims
Satellite
Prospects
Rudolph Hill
Prospects
US Rare Earths, Inc.
COLORADO
1 0 1 2 Miles
2014 Project Claim Map - Colorado-Gunnison/Saguache
WGS84 Pseudo
Mector
Map Data © 2014 Google

Offices

We lease our principal executive offices at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024-3818. The lease of this 1,588 square foot space is for a term expiring on November 30, 2016, and provides for monthly rental payments of $3,441. We also lease 5,000 square feet of office and storage space at 120 Vandervoot Street, Salmon, Idaho. The Salmon facility is used by our employees and contractors when they are involved in exploration or other activities relating to our Idaho or Montana claims and is also used to store tools, materials used in our exploratory activities, and samples collected from the claim sites. This lease provides for monthly rentals of $1,200 and expires June 3, 2014, with an option to renew for two terms of two years at a rent to be negotiated. In addition, pursuant to the Settlement Agreement and General Release dated March 15, 2013, and approved by the District Court of Clark County, Nevada, on June 5, 2013, we are obligated, under certain circumstances, to assume a lease of certain office space in Salt Lake City, Utah with a monthly rent of $6,000. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Competition

There are a number of companies in North America that are also in the business of exploring for and mining rare earth elements. Each of these companies would be our competitor for additional mining claims in the United States and Canada and for skilled technical and mining personnel. These companies are primarily based in Canada and include Avalon Rare Metals, Inc. (TSE: AVL), Frontier Rare Earths, Inc. (TSE: FRO), Great Western Minerals Corp. (CVE: GWG), Ucore Rare Metals, Inc. (TSX-V:UCU/OTCQX:  UURAF), and Matamac Explorations, Inc. (CVE: MAT), as well as Texas Rare Earth Resources, Inc. (OTCMKTS: TRER), among others. Each of these companies may have greater resources than us and may develop a commercially viable mining operation prior to us. Many of them have been in business longer than us and have established strategic partnerships and relationships that provide an advantage in the global rare earth elements market. There can be no assurance that we can explore and develop our mining prospects at a faster pace than any of our competitors or complete a “go-to-market” strategy in advance of these competitors. As a result of these factors, we may not be able to compete effectively against current and future competitors.

Once we have commenced mining and processing activities, our competitors will include other actual producers of rare earth elements, including Lynas Corporation (Australia), some or all of the companies mentioned above, a number of companies in China, such as Inner Mongolia Baotou Steel Rare Earth Group, and Molycorp (United States). In order to commence mining and processing operations, it will first be necessary for us to complete our exploratory activities, prove the feasibility of a particular project, complete the permitting process, construct our facilities and enter the marketplace. To do so, it will be necessary for us to attract significant capital investments. The other mineral exploration companies noted above will also be seeking capital resources to fund their business plans. As a result, there will be significant competition for capital resources across North America.

Current and Planned Exploration Projects

We spent approximately $3.8 million on exploration through December 31, 2013 on our Projects discussed above. These Projects do not have any proven or probable reserves and our proposed activities are exploratory in nature. All costs incurred since the acquisition of our claims have been recorded as exploration expenses.

Our exploration costs for the fiscal year 2014 are anticipated to be approximately $4.4 million, assuming we are able to raise sufficient funds for exploration. While management is actively involved in identifying sources of capital to fund our operations, there is no assurance that we will be successful in raising the needed funds.

Research and Development

As of the date of this filing we have had no expense related to research and development.

Compliance with Government Regulation

Permits and Approvals

The exploration, drilling and mining industries operate in a legal environment that requires permits to conduct virtually all operations. Permits are required by local, state and federal government agencies. For example, exploration drilling on unpatented mining claims requires a permit to be obtained from the BLM. Local authorities, usually counties, also have control over mining activity. The various permits address such issues as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues. Prehistoric or Native American graves, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence.

Prior to receiving the necessary permits to explore or mine, an operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area. Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the affected area. These requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts. All of these factors make it more difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically reevaluated at that time.

We hold permits and bonds needed for continued exploration and related reclamation. We hold numerous other permits and approvals, including a 2014 Montana State Exploration License (759) and permits from the Idaho Department of Water Quality, the U.S. Forest Service, and the BLM. Any permit that is not held at this time and that is required for future work will be obtained as needed; to date no request for permit has been denied. We have not been required to apply for any air quality permits. We cannot predict with certainty the grant dates for any permit, or if we will obtain future requested permits.

Environmental, Health and Safety Matters

Like all other exploration companies doing business in the United States, we are or will be subject to a variety of federal, state and local statutes, rules and regulations relating to environmental, health and safety matters. These include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during exploration, mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once commercial mining operations have ceased.

Once we commence mining operations, we will be subject to United States federal statutes such as the Mine Safety and Health Act, the Clean Water Act, the Clean Air Act, the National Environmental Policy Act, the Endangered Species Act, the National Forest Management Act, the Wilderness Act, and the Comprehensive Environmental Response, Compensation and Liability Act and also subject to regulations adopted and administered pursuant to those statutes by agencies of the U.S. federal government, including the Environmental Protection Agency, the Forest Service, the Bureau of Land Management, the Fish and Wildlife Service, the Army Corps of Engineers, the Montana State Health Agency, and other agencies. To the extent we locate any part of our operations on lands controlled by a state government, we will be subject their corresponding laws and regulations. The cost of compliance with these statutes and regulations cannot be calculated with any accuracy at this time but will be significant and it may be expected that the permitting process will take several years.

Employees

As of December 31, 2013, we had three full-time employees, two in Plano, Texas and one in Lonoke, Arkansas, and two part-time consultants – our Chief Executive Officer, Kevin M. Cassidy, who is based in New York City, New York, and our Chief Financial Officer, Mark E. Scott, who is based in Seattle, Washington and Atlanta, Georgia. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

ITEM 1A. RISK FACTORS

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from expectations. The following discussion is not an all-inclusive listing of risks although we believe these are the more material risks that we face.  If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have incurred operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future.

We are an exploration stage company. To date, we have primarily focused on obtaining mining claims that are believed to contain rare earth elements and exploring for such elements. We have financed our operations exclusively through private placements of common stock and convertible debt and have incurred losses in each year since inception. We have historically incurred substantial net losses, including net losses of $17,837,262 and $6,760,541 in 2013 and 2012, respectively. From our inception in 1999 through December 31, 2013, we had an accumulated deficit in excess of $66.6 million. We do not know whether or when we will become profitable. To date, we have not commenced mining operations or generated any revenues from mining and, accordingly, we do not have a revenue stream to support our cost structure. Our losses have resulted principally from costs incurred in exploration activities, impairment and acquisition charges, legal settlements, and the issuance of company stock for consulting and employment services. Total cash losses of $3,157,163 and $58,219 in 2013 and 2012, respectively, were largely reflective of exploration activities, legal fees and consulting expenses.

We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our exploration and mining activities. Because of the numerous risks and uncertainties associated with exploration and mining of rare earth elements, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

Our history of net losses has raised substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our history of net losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2013 with respect to this uncertainty. We have no current source of revenue to sustain our exploration activities, and we do not expect to generate revenue until, and unless, we commence mining operations, which we do not expect to occur for several years. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

The mining industry is capital intensive, and we will require substantial additional financing to achieve our goals. A failure to obtain this necessary financing when needed could force us to delay, limit, reduce or terminate our exploration activities.

Our current operating funds are less than necessary to complete all intended exploration of our prospects. As of December 31, 2013, we had cash of $2.2 million and a working capital deficit of $2.0 million. We have spent approximately $3.8 million on exploring our mining claims since acquiring them. We believe that we will continue to expend substantial resources for the foreseeable future in the exploration of our properties. These expenditures will include costs associated with exploration, permitting, landholding, and general and administrative costs. Because the outcome of our exploration activities is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the exploration of our properties. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will need to seek additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our exploration activities or other activities that may be necessary to commercialize our rare earth mineral deposits.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our mining claims.

We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our mining claims, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our exploration activities or grant rights to commercialize our rare earth element deposits that we would otherwise prefer to commercialize ourselves.

The restatement of our financial statements may result in litigation or government enforcement actions. Any such action would likely harm our business, prospects, financial condition and results of operations.

In connection with the preliminary preparation of our audited financial statements for the fiscal year ended December 31, 2013, management determined that previously issued unaudited financial statements issued for the quarterly periods ended June 30, 2013 and September 30, 2013 contained errors which were non-cash in nature. Consequently we restated our unaudited financial statements for the quarterly periods ended June 30, 2013 and September 30, 2013 and filed with the SEC restated financial statements on March 28, 2014. A description of the items restated can be found in each Amended Form 10-Q filed for the three months ended June 30, 2013 and September 30, 2013. The restatement of our financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class action litigation has often been brought against companies which have been unable to provide current public information or which have restated previously filed financial statements. Any of these actions could result in substantial costs, divert management’s attention and resources, and harm our business, prospects, results of operation and financial condition.

Our management has concluded that we have material weaknesses in our internal controls over financial reporting and that our disclosure controls and procedures are not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. During the audit of our financial statements for the year ended December 31, 2013, our management identified material weaknesses in our internal control over financial reporting. In addition, our Chief Executive Officer and Chief Financial Officers determined as of December 31, 2013, that our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over financial reporting. If these weaknesses continue, this could result in a loss of investor confidence in the accuracy and completeness of our financial reports and other disclosures. Please see “Item 9A.  Controls and Procedures” for a more detailed discussion regarding this determination by our management.

Risks Related to Our Business

We recently settled litigation regarding the composition of our board of directors. Litigation or the actions of regulatory authorities may harm our business or otherwise distract our management.

In March 2013, we entered into a Settlement Agreement settling a series of claims and counter-claims raised in September 2012 regarding the composition of our board of directors. Please see “Items 13.  Certain Relationships and Related Transactions and Director Independence – Shareholder Litigation Settlement” for a detailed explanation of this litigation. Even though the litigation has terminated, the litigation caused us to incur significant expenditures and was a distraction to our management. Other substantial, complex or extended litigation could cause us to incur major expenditures and would distract our management. Lawsuits or actions could from time to time be filed against us and/or or our executive officers and directors. For example, lawsuits by employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. Such lawsuits and actions are not uncommon, and we may not be able to resolve such disputes or actions on terms favorable to us. In addition, there may not be sufficient capital resources available to defend such actions effectively, or at all.

All our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on any of our properties in commercially exploitable quantities. As a result, we do not know if our claims contain rare earth elements that can be mined at a profit and face a high risk of business failure.

We started exploring our mining claims in the summer of 2011 and have not yet established that such claims contain any proved or probable reserves of rare earth elements or whether commercially viable quantities of rare earth elements exist. The lack of identified reserves of rare earth elements on our mining claims could prohibit us from development of, a sale of, or joint venture arrangement with respect to, our mining claims. If we are unable to develop, sell or enter into a joint venture arrangement with respect to our mining claims, we will not be able to realize any profit from our mining claims which would materially adversely affect our financial position and results of operations.

If rare earth elements are identified in commercially viable quantities on our mining claims, there is still the risk that identified deposits can be mined at a profit. This depends on many factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the rare earth elements (which is highly volatile); and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. Accordingly, we have no way to evaluate the likelihood that our business will be successful. There is no history upon which to base any assumption as to the likelihood that we will prove successful in locating and mining commercially viable quantities of rare earth elements from our mining claims. Therefore, we cannot provide any assurance that we will generate any operating revenues or ever achieve profitable operations. Exploring for rare earth elements is an inherently speculative activity. There can be no assurance that our existing or future mining claims will be successfully placed into production, produce rare earth elements in commercial quantities or otherwise generate operating earnings.  If we are unsuccessful in addressing these risks, our business will most likely fail.

We are a junior exploration company with no operating mining activities, and we may never have the financial resources or in-house capabilities needed for successful mining operations.

Our primary business is exploring for rare earth elements. Should we identify commercially viable quantities of rare earth elements, we will need to commence mining operations which are capital intensive. Accordingly, we will need to seek additional capital through debt or equity financing to conduct mining operations or venture with another entity to mine our prospects or operate mining facilities on our behalf, or sell or lease our mining claims to third parties. Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and the start-up of mining operations. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. If and when we assume operational responsibility for mining on our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of REEs may not result in the discovery of REE deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mining, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

The legal title to our mining claims may be challenged. We are not insured against any such challenges, impairments or defects to our mining claims.

Our mining claims are primarily unpatented lode mining claims located on federal lands owned by the United States government and maintained in accordance with the federal General Mining Law of 1872, as amended. Unpatented lode mining claims are unique property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations with which the owner of an unpatented mining claim must comply in order to locate and maintain a valid claim. If we discover real earth elements mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries of our claims. In such a case, we would not have the right to extract those elements and the associated minerals. The uncertainty resulting from not having title opinions for all of our mining claims or having detailed claim surveys with respect to all of our mining claims leaves us exposed to potential title defects. Defending challenges to our mining claims would be costly, and may divert funds that could otherwise be used for exploration activities and other business purposes.

In addition, unpatented lode mining claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting any discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our property. We are not insured against challenges, impairments or defects to our property title.

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, estimates of mineralized material presented in our press releases and regulatory filings are based upon estimates made by our consultants and us. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties. Until mineralized material is actually mined and processed, it must be considered an estimate only. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that these mineralized material estimates if and when determined will be accurate or that this mineralized material can be mined or processed profitably. Any material changes in estimates of mineralized material will affect the economic viability of placing properties into production and such properties’ return on capital. There can be no assurance that minerals recovered in small scale metallurgical tests will be recovered at production scale.

The success of our business will depend, in part, on the establishment of new uses and markets for rare-earth elements.

The success of our business will depend, in part, on the establishment of new markets for certain rare-earth elements that may be in low demand. The success of our business depends on creating new markets and successfully commercializing rare-earth elements in existing and emerging markets. Any unexpected costs or delays in the exploration and development of our mining claims could have a material adverse effect on our financial condition or results of operations.

If we are unable to hire qualified personnel, our business and financial condition may suffer.

Although we do not know that any key employee has plans to retire or leave our company, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. In this regard, we have limited resources and as such we may not able to provide an employee with the same amount of compensation that he or she would likely receive at a larger company and, as a result, we may face difficulty in finding qualified employees.  The inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on our ability to conduct our business and as such can impair our operations.

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we seek to advance our exploration activities, we will need to expand our internal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our rare earth elements claims and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our exploration and commercialization efforts effectively and hire, train and integrate additional management, administrative and technical personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time-consuming for us because we have less resources than a larger organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing.

Risks Related to Our Industry

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.

Because our primary source of revenue is the sale of rare earth minerals and products, changes in demand for, and the market price of, rare earth minerals and products could significantly affect our profitability. The value and price of our stock and our financial results may be adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries that produce rare earth minerals and products. According to the Congressional Research Report on Rare Earth Elements dated December 16, 2013, prices of rare earth elements rose rapidly in 2010 and 2011 but declined in the first half of 2012 and declined further by the second quarter in 2013.

In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to rare earth minerals supply and demand and ultimately to the broader markets. Periods of high rare earth mineral market prices generally are beneficial to our financial performance. However, strong rare earth mineral prices, as well as real or perceived disruptions in the supply of rare earth minerals, also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for rare earth minerals and products, and at the same time may incentivize development of otherwise marginal mining properties. We believe this occurred recently, when rising prices in 2011 and the first half of 2012 prompted such industrial substitution. For example, automobile manufacturers have recently announced plans to develop motors for electric and hybrid cars that do not require rare earth metals due to concerns about the available supply of rare earths. If the automobile industry or other industries reduce their reliance on rare earth products, the resulting change in demand could have a material adverse effect on our business.

Conditions in the rare earth industry have been, and may continue to be, extremely volatile, which could have a material impact on our company.

Conditions in the rare earth elements industry have been extremely volatile, and prices, as well as supply and demand, have been significantly impacted by a number of factors, principally changes in economic conditions and demand for rare earth materials and changes, or perceived changes, in Chinese quotas for export of rare earth elements. If conditions in our industry remain volatile, our stock price may continue to exhibit volatility as well. In particular, if prices or demand for rare earths were to decline, our stock price would likely decline, and this could also impair our ability to find purchasers for our products at prices acceptable to us.

The potential for profitability of our operations, the value of our mining claims and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of rare earth elements.  Any future decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of rare earth elements may prevent our mining claims from being economically mined or result in the write-off of assets whose value is impaired as a result of lower rare earth element prices. The volatility of mineral prices represents a substantial risk, which no amount of planning or technical expertise can fully eliminate. In the event that rare earth element prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for economically viable amounts of rare earth elements and other minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. Certain risks remains regarding any undisclosed or unknown liabilities associated with the assets may remain with respect to the assets acquired by us in connection with the merger transactions with Seaglass Holding Corp. and U.S. Rare Earths, Inc., a Delaware corporation. The payment of any claims with respect to such assets may have a material adverse effect on our financial position.

Weather and location challenges may restrict and delay our work on our properties.

Snow or rain or other inclement weather could restrict and delay work on the properties to a significant degree. Our properties are located in relatively remote locations, which create additional transportation and energy costs and challenges.

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for rare earth elements.

Mineral exploration, in general, is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

As we face intense competition in the rare-earth elements industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

We compete with other exploration and mining companies for the exploration and commercialization of a limited number of exploration rights. Our competitors may have greater financial resources, as well as other strategic advantages to maintain, improve and possibly expand their facilities. Additionally, the Chinese producers have historically been able to produce at relatively low costs due to domestic economic factors. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

Risks Related to Regulation

Our business is subject to extensive environmental regulations that may make exploring, mining or related activities prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations that can substantially delay exploration and make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price.

All of our exploration activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws. We may be required to post a substantial bond under various laws relating to mining and the environment and may in the future be required to post a larger bond to pursue additional activities. For example, we must provide BLM additional financial assurance (reclamation bonds) to guarantee reclamation of any new surface disturbance required for drill roads, drill sites, or mine expansion. We have a total of approximately $25,000 deposited with government agencies to insure work against reclamation of our 2013 and 2014 exploration activities.

The government licenses and permits which we need to explore our mining claims may take too long to acquire or cost too much to enable us to proceed with exploration. In the event that we conclude that rare earth element deposits located on our claims can be profitably mined, or discover other commercially exploitable deposits, we may face substantial delays and costs associated with securing the additional government licenses and permits that could preclude our ability to develop the mine.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mining claims requires a permit to be obtained from the BLM, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Native American graves, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is substantial uncertainty about when and if the permits will be issued. There is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted, could be challenged by third parties that could result in protracted litigation that could cause substantial delays, or may be granted in an unacceptable timeframe or cost too much. Additionally, proposed mineral exploration and mining projects can become controversial and be opposed by nearby landowners and communities, which can substantially delay and interfere with the permitting process. Delays in or inability to obtain necessary permits would result in unanticipated costs, which may result in serious adverse effects upon our business.

Land reclamation requirements with respect to the properties on which our mining claims are located may be burdensome and expensive.

We are currently subject to land reclamation requirements with respect to our exploration activities and will be subject to far more extensive and burdensome reclamation requirements if we are successful with proceeding with our planned mining activities. Typically, mine reclamation plans require permanent controls of potentially deleterious effluents, treatment of ground and surface water to drinking water standards and reestablishment of pre-disturbance land forms and vegetation.  It is conceivable that reclamation requirements imposed in mine permits could be sufficiently burdensome to preclude profitable operation.

Future changes in existing laws or the creation of new laws could significantly add to the cost of conducting our business or prevent us from doing so altogether.

Members of the U.S. Congress have in the past introduced bills which would supplant or alter the provisions of the Mining Law of 1872.  If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on our claims.  Such bills have proposed among other things to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims.  Passage of such a bill could have a dramatic negative effect on our ability to operate or could prevent it altogether.

Similarly, there have been several efforts in the federal legislature to introduce and pass enhanced regulation focused upon climate changes and other environmentally focused issues.  While we are unable to predict the course of future environmental regulation, it seems certain to become more stringent and this will affect our ability to operate profitably.

Risks Related to Our Common Stock

Our executive officers and directors maintain significant influence over matters submitted to stockholders for approval.

As of March 31, 2014, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 44.2% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. As a result, if these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

There is currently a very limited trading market for our common stock, and we cannot ensure that one will ever develop or be sustained.

Our shares of common stock are very thinly traded. Only a small percentage of our common stock is available to be traded and is held by a small number of holders. As a result, the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our common stock either now or in the future. The market liquidity of our common stock will be dependent on the perception of our operating business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business, and any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or that the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We may be unable to list our common stock on the NYSE MKT or on any other securities exchange.

Trading in our common stock continues to be conducted on the OTCQB in the over-the-counter market, and our common stock currently does not meet all of the requirements for initial listing on a registered stock exchange. Although we have applied to list our common stock on the NYSE MKT, we cannot assure you that we will be able to meet the initial listing standards, including the minimum bid price per share and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those markets or any other trading venue. Until such time as we qualify for listing on the NYSE MKT or another trading venue, our common stock will continue to be quoted on the OTCQB.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile, having ranged from a low of $1.15 to a high of $4.35 on the OTCQB during the 12-month period ended December 31, 2013. The trading price of our common stock on the OTCQB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our common stock price may cause investment losses for our stockholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

If our common stock remains subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Unless our securities are listed on a national securities exchange, or we have net tangible assets of $5,000,000 or more and our common stock has a market price per share of $5.00 or more, transactions in our common stock will be subject to the SEC's "penny stock" rules. If our common stock remains subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934, or the Exchange Act, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

☐	make a special written suitability determination for the purchaser;
☐	receive the purchaser's written agreement to the transaction prior to sale;
☐
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

☐
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

As a result, if our common stock becomes or remains subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Financial Industry Regulatory Authority, Inc., or FINRA, sales practice requirements may limit a shareholder’s ability to buy and sell our common stock.

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

Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

In the past, we have issued common stock, convertible securities (such as convertible debentures) and warrants in order to raise money. We have also issued stock and warrants as compensation for services and incentive compensation for our employees and directors. We have shares of our common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional shares of our common stock, convertible securities, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock or could result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock), or could obligate us to issue additional shares of common stock to certain of our stockholders.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We have limited insurance coverage and may incur losses in excess of any claims which we are obligated to pay.

We have limited director and officer insurance and commercial insurance policies. Any significant claims against us from operations, shareholder litigation or other disputes in excess of our insurance coverage would have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 3.                      LEGAL PROCEEDINGS

We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.                      MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the year ended December 31, 2013, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTCQB under the symbol “UREE.” We have applied for the listing of our common stock on the NYSE MKT. No assurance can be given that our application will be approved. The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low

March 31, 2014	$3.00	$2.21

March 31, 2013	$3.00	$1.15
June 30, 2013	$2.26	$1.50
September 30, 2013	$4.35	$1.76
December 31, 2013	$3.20	$1.75

March 31, 2012	$5.00	$2.50
June 30, 2012	$3.50	$1.15
September 30, 2012	$2.70	$0.11
December 31, 2012	$3.74	$0.54

As of March 31, 2014, the closing price of our common stock was $2.75 per share.

Holders

As of March 31, 2014, there were 32,188,934 shares of common stock outstanding held by approximately 108 stockholders of record. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2013, we made the following sales of unregistered equity securities:

On October 7, 2013, we issued 3,000,000 shares of our common stock to Kevin Cassidy, our Chief Executive Officer, as compensation for consulting services rendered in connection with the settlement of our stockholder litigation. Please see “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for a discussion of the stockholder litigation and the settlement of such litigation. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On November 19, 2013, a holder of a warrant exercised a warrant on a cashless basis resulting in the issuance of 40,000 shares of our common stock. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On November 26, 2013, we issued 50,000 shares of our common stock to a consultant for investor relations services and have agreed to issue an additional 50,000 shares of our common stock on March 6, 2014 unless our agreement with the consultant is terminated earlier. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On December 6, 2013, we issued 250,000 shares of our common stock to a consultant for investor marketing services. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On December 30, 2013, we awarded an aggregate of 2,400,000 shares of our common stock to certain directors. The shares of common stock vest annually over four years. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

During the three months ended December 31, 2013, we issued 710,000 restricted shares of our common stock for $1,750,000 to five investors. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Purchases of Equity Securities by the Issuer

We did not repurchase any of our shares of common stock or other equity securities in the year ended December 31. 2012. During the year ended December 31, 2013, we entered into a number of repurchase agreements with various holders of our common stock. Several of these agreements were in connection with the settlement of the stockholder litigation described in “Item 13.  Certain Relationships and Related Transactions, and Director Independence – Stockholder Litigation Settlement.” The following table summarizes repurchases of our common stock by calendar quarter during the year ended December 31, 2013.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to March 31, 2013
April 1, 2013 to June 30, 2013
July 1, 2013 to September 30, 2013	100,000	(1)	$1.00	-	-
October 1, 2013 to December 31, 2013	3,221,000	(1)	$1.00	-	-

(1)	Represents privately negotiated repurchases of shares of common stock from our stockholders.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements and Other Information” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this prospectus.

Current Assets and Operations

We are a rare earth elements exploration company seeking to identify and ultimately mine commercially-viable sources of domestic rare earth elements. We hold over 1,300 unpatented lode mining claims located on approximately 25,000 acres of land in Idaho, Montana and Colorado. In Idaho and Montana our claims are located in the Lemhi Pass Mineral Trend in Lemhi County, Idaho, and Beaverhead and Ravalli Counties, Montana. The claims are grouped into Prospects that include Lemhi Pass, Diamond Creek, North Fork, Last Chance and Sheep Creek. In Colorado, the claims include the Powderhorn Prospect in Gunnison County, and Wet Mountain Prospect in Fremont and Custer Counties.

Our operations are exploratory in nature. We currently do not have any producing properties and further exploration will be required before a final evaluation as to the economic and practical feasibility of any of our properties is determined. As a result, we are considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at our properties. Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, all of our investment in mining properties to date has been expensed as incurred and therefore does not appear as assets on our balance sheet. We expect exploration expenditures will continue during 2014 and subsequent years provided that sufficient working capital is available from financing sources. We expect to remain as an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time as we demonstrate the existence of proven or probable reserves that meet SEC guidelines. In addition, unless rare earth elements mineralized material is classified as proven or probable reserves, all expenditures for exploration and development will continue to be expensed as incurred.

Our principal source of liquidity for the next several years will be the continued raising of capital through the issuance of equity or debt securities. We plan to raise funds for each step of our projects and as each step is successfully completed, raise the capital for the next phase. We believe this approach will reduce the cost of capital as compared to trying to raise all the capital for our anticipated funding needs at once. However, since our ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Item 1A.  Risk Factors”), no assurance can be given that we will in fact be able to raise the additional capital as is needed.

Discontinuation of Media Business Operations

Our media business operated at a loss in each of the calendar years ended December 31, 2013 and 2012, before taxes. The amount of the pre-tax loss was $57,942 in 2013 and $186,788 in 2012. For that reason, management has determined to exit the advertising business and focus on the rare earths business. On January 11, 2014, we entered into a binding letter of intent to sell the common stock of Media Depot, Inc. and certain of our related media assets to Michael D. Parnell, our former chief executive officer and director. Negotiations are proceeding to finalize definitive documents for the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. We expect to close this transaction during the second quarter of 2014.We do not believe there is any effect on income taxes from the classification of the media business as a discontinued operation as a result of ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards.

Results of Operations

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Years Ended December 31,
	2013	2012	$ Variance	% Variance

Revenue	$-	$-	$-	0%
Cost of revenues	-	-	-	0%
Gross margin	-	-	-	0%
Operating expenses-
Selling, general and administrative expenses	3,428,718	6,012,089	(2,583,371)	43%
Exploration expense	1,330,162	422,904	907,258	-215%
Impairment expense	326,000	-	326,000	-100%
Total operating expenses	5,084,880	6,434,993	(1,350,113)	21%
(Loss) from operations	(5,084,880)	(6,434,993)	1,350,113	21%
Other income (expense):
Interest income	-	46	(46)	-100%
Interest expense	(19,190)	(138,806)	119,616	86%
Loss on debt settlement	(1,282,650)	-	(1,282,650)	-100%
Loss on derivative liability option	(429,000)	-	(429,000)	-100%
Loss on legal settlement	(10,923,600)	-	(10,923,600)	-100%
Other expense	(40,000)	-	(40,000)	-100%
Total other (expense)	(12,694,440)	(138,760)	(12,555,680)	-9048%
(Loss) before income taxes and discontinued operations	(17,779,320)	(6,573,753)	(11,205,567)	-170%
Income tax expense	-	-	-	0%
(Loss) before discontinued operations	(17,779,320)	(6,573,753)	(11,205,567)	-170%
(Loss) from discontinued operations	(57,942)	(186,788)	128,846	69%
Net (loss)	$(17,837,262)	$(6,760,541)	$(11,076,721)	-164%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the years ended December 31, 2013 and 2012 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs. Selling, general and administrative expenses for the year ended December 31, 2013 decreased $2,583,371 to $3,428,718 as compared to $6,012,089 for the year ended December 31, 2012. The decrease related to (i) reduced legal costs of $406,581; (ii) reduced compensation of $429,358; and (iii) reduced stock-based compensation expense of $2,280,127, offset by increases in other selling, general and administrative expenses of $532,895.

Exploration expenses

Expenses for the year ended December 31, 2013 consisted of property claim expenses and diamond core drilling and channel sampling program operations on the Diamond Creek and North Fork Prospects in Idaho and the Last Chance Prospect in the Lemhi Pass Mineral Trend of Montana. For the year ended December 31, 2012, expenses consisted primarily of compliant core drilling and vein channel sampling at the Diamond Creek Project in Idaho. Exploration expenses for the year ended December 31, 2013 increased $907,258 to $1,330,162 as compared to $422,904 for the year ended December 31, 2012. The increase is primarily attributable to increased expenses associated with our exploratory drilling operations in 2013.

Impairment expenses

During the year ended December 31, 2013, we recorded an impairment expense of $326,000 related to the Colorado mining claims acquired in the 2010 merger with Seaglass Holdings, Inc.

Other Expenses

Interest expense for the years ended December 31, 2013 and 2012 consisted primarily of interest on note payable-related party and convertible debentures-related party. Interest expense for the year ended December 31, 2013 decreased $119,616 to $19,190 as compared to $138,806 for the year ended December 31, 2012. The decrease is primarily attributable to the conversion of the note payable-related party and convertible debentures-related party into equity during 2013.

In addition, during the year ended December 31, 2013, we incurred other expense of $12,635,250 in non-cash items related to (i) loss on legal settlement of $10,923,600 as discussed below; (ii) loss on debt settlement of $1,282,650 related to the conversion of the related-party liabilities into equity, as discussed above, at below market prices; and (iii) loss on derivative liability of $429,000.

On March 8, 2013, we entered into an Option Purchase Agreement with Lattimore Properties, Inc., or LPI, pursuant to which we granted LPI a three-year option to purchase up to 3,000,000 shares of our common stock for a purchase price of $75,000. The effectiveness of the option was conditioned on settlement of litigation pending in the District Court of Clark County, Nevada and the U.S. District Court for Utah. On June 5, 2013, the District Court of Clark County, Nevada approved the Settlement Agreement and General Release by and among UREE, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams, and Blue Cap Development Corp., on the other hand. We valued the option at $1.73 per share using Black Scholes methodology and expensed $5,103,600, net of the $75,000 paid by LPI as loss on legal settlement.

As a part of the Settlement Agreement, we agreed to issue 3,000,000 shares of our common stock to Logic International Consulting Group, LLC, or Logic, as compensation for its consulting services to us in connection with the settlement of the stockholder litigation. On October 7, 2013, we issued the 3,000,000 shares of our common stock to Logic at a valuation of $2.85 per share or $5,820,000 as loss on legal settlement.

Loss from Discontinued Operations

As discussed above in “--Discontinuation of Media Business Operations”, the media business has been treated for accounting purposes as “discontinued operations.” Loss from discontinued operations for the year ended December 31, 2013 decreased $128,846 to $57,942 as compared to $186,788 for the year ended December 31, 2012. We do not believe there is any effect on income taxes from the classification of the media business as a discontinued operation as a result of ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards.

Net Loss

As a result of the foregoing, net loss for the year ended December 31, 2013, was $17,837,262 as compared to a net loss of $6,761,541 for the year ended December 31, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At December 31, 2013, we had cash of $2,216,102 and a working capital deficit of $2,033,090. At December 31, 2012, we had cash of $166,939 and a working capital deficit of $1,796,930. This increase in cash was due primarily to equity financing. During the year ended December 31, 2013, we raised approximately $6,280,000 through the sale of our common stock, options and the issuance of notes. We expect the discontinuation of the media business to provide an immaterial improvement to our cash flow since our operating expenses exceeded revenues for each of the last two fiscal years.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Operating Activities. Net cash used in operating activities for the year ended December 31, 2013, was $3,132,973. This amount was primarily related to a net loss of $17,837,262, offset by $14,680,099 in non-cash expenses related to (i) loss on legal settlement of $10,923,600; (ii) loss on debt settlement of $1,282,650; (iii) stock based compensation of $1,698,128; (iv) impairment expense of $326,000; (v) loss on derivative of $429,000; and (vi) other non-cash expenses of $20,721. Net cash used in operating activities for the year ended December 31, 2012 was $923,410. This amount was primarily related to a net loss of $6,760,541 and a reduction in accounts payable and accrued expenses of $1,358,500, offset by $6,818,760 of non-cash expenses related to stock based compensation of $6,655,520 and other non-cash expenses totaling $163,240.

Investing Activities.  Net cash used in investing activities for the year ended December 31, 2013 was $45,863. This related to the purchase of fixed assets. Net cash used by investing activities for the year ended December 31, 2012 was $0.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2013 was $5,227,999. This amount was related to (i) the sale of our common stock for $5,905,000, (ii) the proceeds from a note payable to a related party of $250,000, and (iii) proceeds from the sale of options of $125,000, which sum was offset by the repurchase of common stock for $1,052,001.  Net cash provided by financing activities for the year ended December 31, 2012 was $568,796. This amount was primarily related to proceeds from the sale of common stock and warrants of $550,000 and the proceeds from convertible debentures and note payable to a related party of $900,000, offset by the repayment of notes payable to a related party of $881,204.

Our business plan calls for significant expenses in connection with the exploration of our prospects. To date, we have principally financed our operations through the sale of shares of our common stock and the issuance of debt. We do not currently have sufficient funds to conduct continued exploration on our claims and require additional financing in order to determine whether the claims contain economic rare earth elements mineralization. We will need additional financing if the costs of the exploration of the claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. Our recent efforts to generate additional liquidity, including through sales of our common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our properties and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However we cannot assure you that additional financing will be available when needed on favorable terms, or at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our plans and possibly cease our operations.

If commercially viable rare earth element reserves are proven, additional capital will be needed to actually develop and mine those reserves. Even if such reserves are found, we will not be able to develop our mining operations should we be unable to obtain the necessary financing.

Our contractual cash obligations as of December 31, 2013 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Note Payable	-	-	-	-	-
Mining expenditures (1)	4,415,000	4,415,000	-	-	-
Payments under Stock Repurchase Option Agreements (2)	2,268,999	2,268,999	-	-	-
	$6,683,999	$6,683,999	$-	$-	$-

(1)
We have budgeted the following expenditures for the fiscal year ended December 31, 2014, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above

Expenditures	$
Exploration costs	$4,215,000
Property Payments	100,000
Future property acquisitions	100,000
Total mining	4,415,000
General and administrative	800,000
Total	$5,215,000

(2)
We entered into repurchase option agreements with existing stockholders under which we (i) acquired 100,000 shares of our common stock at $1.00 per share during September 2013, (ii) acquired 952,001 shares of our common stock at $1.00 per share during October 2013, and (iii) committed to acquire 2,268,999 shares of our common stock at $1.00 per share during December 2013 with payments to be made in 2014. Certificates representing the 2,268,999 shares of common stock have been delivered to us and cancelled. As of March 31, 2014, we made payments of $1,344,999 to the holders of such shares of common stock with the balance of $924,000 to be paid during 2014.

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe we are exposed to any significant risk for cash on deposit. As of December 31, 2013, we had $1,705,487 deposited in uninsured cash accounts.

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

Recently Issued Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for the Company’s first quarter of fiscal year 2015.  We do not believe the adoption of ASU 2013-04 will have a material effect on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012.  We do not believe the adoption of ASU 2013−02 in the first quarter of fiscal year 2014 will have a material impact on the measurement of net earnings or other comprehensive income.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no investments in any market risk sensitive instruments either held for trading purposes or entered into for other than trading purposes.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements beginning on page F-1 of this Annual Report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2013, our management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013 and that we had material weaknesses in our internal control over financial reporting related to the lack of coordination of duties between executive officers and the need for stronger financial reporting oversight. A material weakness in a company’s internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of its financial statements will not be prevented or detected. Specifically, our material weaknesses include the fact that during the fiscal years 2013 and 2012, our accounting function was comprised only of our part-time chief financial officer, we did not have an audit committee and the executive management was changed. This lack of sufficient personnel and management change has resulted our failure to establish the desired internal control over financial reporting and accounting.

As a result of our material weaknesses, and in connection with the preliminary preparation of our audited financial statements for the fiscal year ended December 31, 2013, management determined that previously issued unaudited financial statements issued for the quarterly periods ended June 30, 2013 and September 30, 2013 contained errors which were non-cash in nature. Consequently we restated our unaudited financial statements for the quarterly periods ended June 30, 2013 and September 30, 2013 and filed with the SEC restated financial statements on March 28, 2014. A description of the items restated can be found in each of the Amended Form 10-Q for the three months ended June 30, 2013 and September 30, 2013.

In order to bolster our accounting functions, we hired a full-time controller responsible for managing all general accounting activities and maintaining internal controls over financial reporting in the fourth quarter of fiscal 2013. During the quarter ended December 31, 2013, we moved our accounting operations to our Plano, TX office, and migrated our accounting functions to a new computer system. In addition, our board of directors formed an audit committee and adopted its charter on September 5, 2013. We intend to continue bolstering our accounting function and internal controls over financial reporting and accounting as financial resources permit with the goal of appointing a full-time chief financial officer in the near future. However, given limitations in financial and manpower resources, we may not have the resources to address fully the weaknesses in controls. No assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm under rules of the SEC since we are classified as a “small reporting company” under such rules.

Changes in Internal Controls

Except as set forth below, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

In order to bolster our accounting functions, we hired a full-time controller responsible for managing all general accounting activities and maintaining internal controls over financial reporting in the fourth quarter of fiscal 2013. During the quarter ended December 31, 2013, we moved our accounting operations to our Plano, TX office, and migrated our accounting functions to a new computer system. In addition, our board of directors formed an audit committee and adopted its charter on September 5, 2013.

ITEM 9B.   OTHER INFORMATION

Except for the following, there were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2013 that were not filed.

On October 7, 2013, we issued 3,000,000 shares of our common stock to Kevin Cassidy, our Chief Executive Officer, as compensation for services to us in connection with the settlement of the stockholder litigation, which occurred on June 5, 2013. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On November 19, 2013, a holder of a warrant exercised a warrant on a cashless basis resulting in the issuance of 40,000 shares of our common stock. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On November 26, 2013, we issued 50,000 shares of our common stock to a consultant as compensation for investor relations services and issued an additional 50,000 shares of our common stock to the consultant on March 6, 2014. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On December 6, 2013, we issued 250,000 shares of our common stock to a consultant as compensation for investor marketing services. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On December 30, 2013, we awarded an aggregate of 2,400,000 shares of our common stock to certain directors. The shares of common stock vest in equal amounts annually over four years. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

During the three months ended December 31, 2013, we issued 710,000 shares of our common stock for $1,750,000. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

We entered into repurchase option agreements with existing stockholders, under which we (i) acquired 952,001 shares of our common stock at $1.00 per share during October 2013, (ii) committed to acquire 2,268,999 shares of our common stock at $1.00 per share during December 31, 2013 with payment during the three months ended March 31, 2014, and (iii) have the right to acquire up to 800,000 shares of our common stock at $1.00 per share until April 30, 2014, up to 800,000 shares of our common stock at $1.10 per share until December 31, 2014, and up to 800,000 shares (200,000 shares expired March 15, 2014) of our common stock at $1.00 per share until December 31, 2014 from existing stockholders.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

			Director
Name	Age	Director/ Executive Officer	Since
Kevin M. Cassidy	57	Director and Chief Executive Officer	2011

John Victor Lattimore, Jr.	63	Chairman of the Board	2011

Nancy Ah Chong	45	Director	2013

Mark Crandall*	55	Director and Chairman of Audit Committee (1)	2013

General (ret) Tommy Franks*	68	Director, and Chairman of Nominations and Governance Committee (2) (3)	2013

Reagan Horton*	38	Director (2) (3)	2013

Senator J. Robert Kerrey*	70	Director (1) (3)	2013

Carol Kondos*	63	Director and Chairman of the Compensation Committee (1) (2)	2013

Mark E. Scott	60	Chief Financial Officer	2011

*           Independent director
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominations and Governance Committee

All directors hold office until their successors are duly appointed or until their earlier resignation or removal.

Kevin M. Cassidy was appointed Chief Executive Officer on March 8, 2013 and served as Acting Interim Chief Executive Officer from December 10, 2012 to March 7, 2013. In addition, since August 24, 2011, Mr. Cassidy has served as a member of our board of directors. Since 1995, Mr. Cassidy has served as Managing Member of Logic International Consulting Group, LLC, or Logic, a consulting firm founded by Mr. Cassidy that specializes in the development of global trading businesses and the creation of the requisite infrastructure, management and support paradigms of said platforms. Previously, Mr. Cassidy was a Founding Partner and Chief Operating Officer of Archeus Capital Management, LLC, a multi-strategy hedge fund that managed in excess of $3.0 billion in assets. Mr. Cassidy was responsible for optimizing the use of the firm’s capital balance, which regularly exceeded $1 billion by deploying an effective treasury and cash management strategy at the firm. Mr. Cassidy previously served as the Chief Operating Officer for Bank Julius Baer (BJB), based in Zurich. BJB at that time was the largest privately held Bank in Switzerland where he was a member of the BJB Management Committee and responsible for organizing and directing the re-branding of the BJB global trading platform, including both new product and business development. In addition, Mr. Cassidy developed the global FX Option Trading Business and Operating Support Paradigm for the bank. Prior to BJB, Mr. Cassidy was Managing Director of UBS, where he was the Global Head of Fixed Income Derivatives Support. He also served as the Global Head of the Bank’s Derivatives Infrastructure, including operations, finance, IT systems and legal. While at UBS, Mr. Cassidy was also President of UBS Securities Swaps Inc., the bank’s US based derivatives platform and business center. Earlier in his career, Mr. Cassidy was Managing Director of Bear Sterns, where he was credited with the development of multiple new products, including Currency Exchange Warrants and Remarketed Preferred, and was also responsible for the new product planning and development group. Mr. Cassidy began his career at Merrill Lynch, where he rose to the position of Senior Section Manager in charge of New Product Planning and Development.  In this position, he was credited with the development of the Remarketed Preferred Product and Trading Platform, and the development of the Short Term Put Securities Product and Global Trading Platform. Mr. Cassidy was appointed a member of our board of directors based on his significant experience and contacts in the banking industry.

John Victor Lattimore, Jr. was appointed Chairman of our board of directors on June 27, 2011 and has served on our Compensation Committee and Nominations and Governance Committee since September 5, 2013. Since 1996, Mr. Lattimore has served as President and Chairman of the Board of Lattimore Properties, Inc. of Plano, Texas. From 1986 to 2011, he was President of Lattimore Materials Company, LP, whose operations included seven aggregate mines, 26 ready mix concrete plants, four rail terminals and over 400 mixer and haul trucks. Mr. Lattimore is a member of the Board of the Congressional Medal of Honor Foundation. He is also on the board of the National Center for Policy Analysis, a Dallas, Texas and Washington, D.C.-based public policy think tank. Mr. Lattimore was appointed a director based on his significant experience and contacts in rare earth element industry.

Nancy Ah Chong was appointed as a member of our board of directors on May 23, 2013.  From August 2004 to the present, she has been an office manager for Williams Investment Company, a Salt Lake City, Utah with a focus on mergers, acquisitions, business consolidations and financings.  Between 2004 and 2011, Ms. Ah Chong served as landman for U.S. Rare Earths, Inc.- Delaware and Thorium Energy, Inc. where her duties included preparing notices of location, recording and filings with the BLM, and researching title to the minerals in fee lands, patented mining claims, and unpatented mining claims. Previously, Ms. Ah Chong was exploration drafter for Barrick Goldstrike Mines, Inc. from 1991-1999. From May 1989 to 1991, Ms. Ah Chong was a geological drafter for Echo Bay Minerals Company. From 1986 to 1989, Ms. Ah Chong was a geological drafter and field assistant for Westmont Mining Company. Since September 2006, Ms. Ah Chong has served as  director and  officer of Westgate Acquisitions Corp. and Eastgate Acquisitions Corp. and since February 2012 she has served as director and officer of Protect Pharmaceutical Corporation (OTCBB: PRTT). She was previously a director and officer of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp. Ms. Ah Chong attended Omaha Institute of Art and Design in Omaha, Nebraska. Ms. Ah Chong was appointed to our board of directors as part of the ssettlement aagreement described below under “Certain Relationships and Related Transactions and Director Independence.”

Mark Crandall was appointed a member of our board of directors on June 27, 2013 and since September 5, 2013 serves as Chairman of our Audit Committee. Mr. Crandall co-founded Morgan Stanley's energy business in the early 1980s. In 1993, he became a founding partner in Trafigura, an energy trading company, which grew to $30 billion in sales and 1,000 employees in 58 offices worldwide. During his tenure with Trafigura, Mr. Crandall was responsible for electricity trading across Europe, which spurred his interest in renewable generation technologies and deepened his understanding of the fundamentals of the power markets in advanced economies.  Later, Mr. Crandall started Continental Wind Power (CWP), an alternative energy power company, in 2005 by investing his own personal funds in broader emerging markets, including Polish and Romanian wind development, before eventually bringing in outside capital when CWP was officially formed in 2007. From 2008 to 2013, Mr. Crandall acted primarily as Chairman of CWP, while also pursuing some other private investment interests in energy and mining. Mr. Crandall attended Swarthmore College, where he was a candidate for a B.A. in the fall of 1980, Majoring in Comparative Religion with a Minor in Economics.  Mr. Crandall was appointed our board of directors based on his experience in the energy field, particularly in Europe.

General (ret) Tommy Franks was appointed to our board of directors on August 26, 2013 and since September 5, 2013 serves as Chairman of our Nominations and Governance Committee and member of our Compensation Committee. General (ret) Franks has operated Franks & Associates, LLC, a private consulting firm, since 2003. General (ret) Franks was promoted to 4 Star General and appointed as Commander-in-Chief, United States Central Command in July 2000. The world knows General (ret) Franks best following the culmination of an almost four-decade military career that saw him lead American and Coalition troops in two strategically unprecedented campaigns in two years as Commander of Operation Enduring Freedom in Afghanistan and Operation Iraqi Freedom in Iraq. The General's awards include five Distinguished Service Medals, four Legions of Merit, four Bronze Stars and three Purple Hearts in addition to numerous foreign awards. He was appointed Knight Commander of the Order of the British Empire (KBE) by order of Her Majesty Queen Elizabeth II on May 25, 2004. President George W. Bush awarded Mr. Franks the Nation's highest civilian award, the Presidential Medal of Freedom, on December 14, 2004.  General Franks attended the University of Texas, Arlington, where he graduated with a Bachelor's Degree in Business Administration, and Shippensburg University where he graduated with a Master's Degree in Public Administration. General Franks is also a graduate of the Armed Forces Staff College and the Army War College. General Franks has received honorary degrees from a number of universities including his alma mater, Shippensburg University, and his wife's alma mater, Oklahoma State University.  General (ret) Franks serves on the boards of the University of Texas, Arlington and William Penn University. General (ret) Franks served on the board of CEC Entertainment, Inc. (NYSE: CEC) and previously served on the board of Bank of America (NYSE: BAC) and OSI Restaurant Partners, Inc. He is Co-Chair of the Flight 93 memorial foundation and serves as an Advisor to the Military Child Education Coalition, Operation Home Front Oklahoma, and the Southeastern Guide Dog Organization. General (ret) Franks was appointed to our board of directors based on his leadership experience and interest in making America self-sufficient in mining and processing REEs.

Reagan Horton was appointed to our board of directors on November 14, 2013. Since 2011, Mr. Horton has been President of R&R Riverview LLC, a commercial real estate company that owns properties in the Phoenix metropolitan area, and, since 2010, he has served as President of Double R Land Co. LLC, a company that purchases farm and ranch land in North Texas. Since 2004, Mr. Horton has served as President of RMDM Management, LLC, a private investment company. Since 1998, he has served as Vice President of Operations of Strawn Valley Ranch, a 15,000 acre farm and ranch operation, and as Vice President of Don and Marty Management Group, Inc., a private investment company. Since 1997, he has served as Vice President of Titan Investments, a private investment company. Mr. Horton received a Bachelor’s of Business Administration from Southern Methodist University in 1997.  Mr. Horton was appointed to our board of directors because of his investment experience.

Senator J. Robert Kerrey was appointed as a member of our board of directors on June 1, 2013 and has served as a member of our Audit Committee since September 5, 2013. Senator Kerrey was President of The New School in New York City from January 2001 until January 2011 and President Emeritus until January 2013. From 1988 to 2000, Senator Kerrey served as United States Senator from Nebraska. During that period, he was a member of numerous congressionally-chartered commissions and Senate committees, including the Senate Finance and Appropriations Committees and the Senate Select Committee on Intelligence. Prior to that time, he served as Governor of Nebraska from 1982 to 1987. A former member of the elite Navy SEAL Team, Senator Kerrey is a highly decorated Vietnam veteran who was awarded the Congressional Medal of Honor -- America's highest military honor. Prior to his public service in Nebraska, the U.S. Senate and in academia, Governor Kerrey was a self-made businessman who -- upon returning from the Vietnam War and starting from scratch in 1972 -- built a chain of highly successful restaurants and health clubs. Senator Kerrey is a director of Chart Acquisition Corp. (NASDAQCM: CACG) and Tenet Healthcare Corporation (NYSE: THC), and was previously a director of Scientific Games Corporation (NASDAQGS: SGMS), Jones Group (NYSE: JNY) and Genworth Financial, Inc. (NYSE: GNW). Senator Kerrey was appointed to our board of directors because of his extensive experience in strategic planning and government contracts.

Carol Kondos was appointed as a member of our board of directors on August 26, 2013 and since September 5, 2013 serves as a member of our Audit Committee and since. Ms. Kondos is a practicing attorney in Dallas, Texas and has been President of Kondos & Kondos Law Offices since 1984, as well as President of COMTEK Group, a staffing company, since it was founded in 2001. Kondos & Kondos provides corporate legal services focused on transactional work and personal injury. Ms. Kondos has been involved in the creation, management and/or sale of several businesses, which have all required an involvement in navigating and understanding various Federal departments and their regulations. As the corporate attorney for two telecommunications companies, Qwest Microwave and ComLink Telecom, Ms. Kondos was tasked with ensuring each company was aware of all relevant FCC regulations, guidelines and practices and that their business practices were in compliance. Ms. Kondos has been intricately involved with two “Women Owned” businesses. As President of NeoGenex, a biotech company, Ms. Kondos was responsible for, among other duties, obtaining FDA licensing and approval of its products for sale. As the President of COMTEK Group (certified WBE by the Women's Business Council - Southwest), Ms. Kondos is familiar with all aspects of COMTEK’s IT Consulting and Staffing services and currently holds a US Department of Defense security clearance at the secret level. COMTEK is able to provide the US Government a variety of products and services. In her capacity as President of COMTEK, Ms. Kondos has gained the knowledge and understanding necessary to properly manage and maintain the corporate standards necessary in order to hold that clearance. In 1971, Ms. Kondos graduated with a Bachelor of Science from the University of Wisconson Oshkosh. She earned a Doctor of Jurisprudence degree in 1978 from the University of Loyola School of Law in Chicago, Illinois. Ms. Kondos was appointed to our board of directors because of her regulatory background and experience.

Mark E. Scott was appointed as our Chief Financial Officer on December 19, 2011. He has significant financial and capital markets experience with public microcap companies. Mr. Scott also serves as Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010, and Chief Financial Officer of Sonora Resources Corp., a consulting position he has held since June 2011. Mr. Scott also provides consulting financial services to other public companies. Mr. Scott was previously Chief Financial Officer, Secretary and Treasurer of WestMountain Gold, Inc. from February 28, 2011 to December 31, 2013, and was a consultant from December 2010 to February 27, 2011. Mr. Scott previously served as Chief Financial Officer and Secretary of IA Global, Inc. from October 2003 to June 2011. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc. He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. Mr. Scott is a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

Board Composition and Appointment of Directors

Our business is managed under the direction of our board of directors. Our board of directors currently consists of eight members. Our board of directors conducts its business through meetings of our board of directors and our committees. During 2013, our board of directors held 10 meetings. All members of our board of directors attended 75% of the meetings of our board except for Mr. Mark Crandall and Senator J. Robert Kerrey, who attended twenty percent and sixty percent, respectively, of the meetings since their appointment to our board.

As a condition to the Settlement Agreement, each of the parties to such agreement entered into a Voting Shareholder Agreement dated March 14, 2013 and effective upon approval of the Settlement on June 5, 2013, or the Voting Agreement. The Voting Agreement provides that the “Lattimore Shareholders” (including John Victor Lattimore, Jr., Unique Materials, LLC, an affiliate of Mr. Lattimore, Michael Parnell, Matthew Hoff and Kevin M. Cassidy) have the right to appoint five directors to our board of directors, two of which must be “independent” as defined in the agreement. The “Blue Cap Shareholders” (Edwin I. Cowle, H. Deworth Williams, Geoff Williams, Blue Cap Development Corp. and Children’s International Obesity Fund, Inc.) have the right to appoint two directors to our board of directors.

The Voting Agreement also provides:  (i) that the number of members of our board of directors is to remain at seven unless increased pursuant to the provisions of our bylaws and applicable Nevada law; (ii) each slate of directors shall be approved by both the Lattimore Shareholders and the Blue Cap Shareholders; (iii) that no individual who is 75 years or older may serve on our board of directors nor may any descendant of an individual who is less than 75 year of age may serve on our board of directors; and (iv) that our board of directors shall meet at least quarterly in accordance with an agreed schedule. The Voting Agreement also restricts the transfer and sale of restricted shares of our common stock. The Voting Agreement is effective until March 14, 2015, and is automatically null and void and of no further effect upon expiration without any action required of any party to the agreement.

At a meeting of our board of directors held on June 26, 2013, the Lattimore Shareholders and the Blue Cap Shareholders agreed to expand our board of directors from seven members to nine members. At this time there are eight members of our board of directors, seven of which have either been appointed by the Lattimore Shareholders or by a vote of our board of directors. Only one appointee of the Blue Cap Shareholders currently sits on our board of directors. The Blue Cap Shareholders have not identified a second nominee for appointment to our board of directors.

As a result of the confirmation of the Settlement Agreement and the execution of the Voting Agreement, a number of our previous directors resigned during 2013. Each of Messrs. Michael D. Parnell and Daniel B. McGroarty resigned from our board of directors effective June 26, 2013. Mr. Winston S. Marshall resigned effective September 5, 2013, and Mr. Edward F. Cowle resigned effective November 14, 2013.

Our board of directors has determined that, of our directors, Mark Crandall, J. Robert Kerrey, Tommy Franks, Carol Kondos and Reagan Horton, satisfy the independence requirements of the SEC and the NYSE MKT and are considered independent directors. In making such determinations, our board of directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

There are no family relationships among any of our directors or executive officers.

Communication with our Board of Directors

Our stockholders and other interested parties may communicate with our board of directors by sending written communication in an envelope addressed to “Board of Directors” in care of the Chairman of the Board, 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024.

Board Committees

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee and each of which operates under a charter that has been approved by our board.

Our board has determined that all of the members of each of the board’s three standing committees are independent as defined under the rules of NYSE MKT. In addition, all members of the audit committee meet the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act.

Audit Committee

Our board of directors established an audit committee on September 5, 2013. Our audit committee is to provide assistance to the board in fulfilling our responsibilities and our stockholders relating to:  (1) maintaining the integrity of our financial reports, including our compliance with legal and regulatory requirements, (2) the independent auditor’s qualifications and independence, (3) the performance of our internal audit function in cooperation with the independent auditors, and (4) the preparation of the report required by the rules of the SEC to be included in our annual proxy statement. Our audit committee is directly responsible for the appointment, compensation and oversight of the independent auditors (including the resolution of any disagreements between management and the independent auditors regarding financial reporting), approving in advance all auditing services, and approving in advance all non-audit services provided by the independent auditors. The independent auditors report directly to the committee. In addition, our audit committee is to review our annual and quarterly financial reports in conjunction with the independent auditors and financial management.

Our audit committee is to be composed of at least three directors. On September 5, 2013, Messrs. Crandall and Kerrey and Ms. Kondos were appointed to serve on our audit committee. Mr. Crandall was appointed to serve as the Chairman of the audit committee. Our board has also determined that Mr. Crandall meets the definition of an “audit committee financial expert” as defined in the rules and regulations of the SEC. The audit committee did not meet in 2013.

Our board of directors has adopted a written charter for the audit committee, a copy of which is available on our website at www.usrareearths.com.

Compensation Committee

Our board of directors established a compensation committee on September 5, 2013. Our compensation committee is responsible for: (1) reviewing and approving goals and objectives underlying the compensation of our Chief Executive Officer, or CEO, evaluating the CEO’s performance in accordance with those goals and objectives, and determining and approving the CEO’s compensation; (2) recommending to the board the compensation of executive officers other than the CEO, subject to board approval; (3) administering any incentive compensation and equity-based plans, subject to board approval; (4) preparing the compensation report required by the rules and regulations of the SEC for inclusion in our annual proxy statement; and (5) periodically reviewing the results of our executive compensation and perquisite programs and making recommendations to the board with respect to annual compensation (salaries, fees and equity) for our executive officers and non-employee directors.

The compensation committee is to be composed of at least two directors. On September 5, 2013, our board of directors appointed Messrs. Messrs. Cowles, Franks and Lattimore to serve on the compensation committee. Mr. Cowles was appointed to serve as the Chairman of the compensation committee. On November 14, 2013, Mr. Cowles resigned from our board of directors and the compensation committee. On February 3, 2014, our board of directors appointed Ms. Kondos to serve on the compensation committee and as its Chairman. On April 8, 2014, Mr. Lattimore resigned from the Compensation Committee, and the board appointed Mr. Horton to serve on the committee. The compensation committee did not meet during 2013.

Our board of directors has adopted a written charter for the compensation committee, a copy of which is available on our website at www.usrareearths.com.

Nominations and Governance Committee

Our board of directors established the nominations and governance committee on September 5, 2013 for the purpose of:  (1) assisting the board in identifying individuals qualified to become board members and recommending to the board the nominees for election as directors at the next annual meeting of stockholders; (2) assist the board in determining the size and composition of the board committees; (3) develop and recommend to the board the corporate governance principles applicable to us; and (4) serve in an advisory capacity to the board and the Chairman of the Board on matters of organization, management succession planning, major changes in our organizational and the conduct of board activities.

The nominations and governance committee is to be composed of at least three directors. On September 5, 2013, Messrs. Cowles, Frank and Lattimore to serve on the Governance Committee. Mr. Franks was also appointed Chairman of the committee. On November 14, 2013, Mr. Cowles resigned from our board of directors and his position on the nominations and governance committee. On April 8, 2014, Mr. Lattimore resigned his position on the nominations and governance committee, and our board appointed Messrs. Horton and Kerrey to serve on the committee. The nominations and governance committee did not meet during 2013.

Our board of directors has adopted a written charter for the nominations and governance committee, a copy of which is available on our website at www.usrareearths.com.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee.

Involvement in Certain Legal Proceedings

None of our current directors or executive officers has, to the best of our knowledge, during the past ten years:

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

Code of Ethics

We have adopted conduct and ethics standards titled the code of ethics, which is available at www.usrareearths.com. These standards were adopted by our board of directors to promote transparency and integrity. The standards apply to our board of directors, executives and employees. Waivers of the requirements of our code of ethics or associated polices with respect to members of our board of directors or executive officers are subject to approval of the full board.

Compliance under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of reports furnished to us, or written representations that no reports were required, we believe that during the year ended December 31, 2013, our executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions:

The following Form 3’s were filed late:

Person	Transaction Date	Required Filing Date	Actual Filing Date

Mark Crandall	6/26/2013	7/5/2013	9/13/2013
J. Robert Kerrey	6/26/2013	7/5/2013	9/13/2013
Tommy Franks	8/26/2013	9/5/2013	9/13/2013
Carol Kondos	8/26/2013	9/5/2013	9/13/2013
Nancy Ah Chong	5/23/2013	6/3/2013	9/24/2013
D. Reagan Horton	11/14/2013	11/22/2013	11/26/2013

The following Form 4’s were filed late:

John Victor Lattimore, Jr.	4/23/2013	4/25/2013	4/30/2013
John Victor Lattimore, Jr.	6/5/2013	6/7/2013	6/19/2013
Edward F. Cowle	6/11/2013	6/13/2013	6/24/2013
John Victor Lattimore, Jr.	6/27/2013	7/1/2013	7/2/2013
Michael D. Parnell	7/12/2013	7/16/2013	7/17/2013
John Victor Lattimore, Jr.	8/22/2013	8/24/2013	8/28/2013
Michael D. Parnell	8/27/2013	8/29/2013	9/24/2013
Kevin M. Cassidy	10/7/2013	10/9/2013	10/17/2013
J. Robert Kerrey	12/30/2013	1/2/2014	2/5/2014
Tommy Franks	12/30/2013	1/2/2014	2/5/2014
Carol Kondos	12/30/2013	1/2/2014	2/5/2014
D. Reagan Horton	12/30/2013	1/2/2014	2/5/2014
John Victor Lattimore, Jr.	12/30/2013	1/2/2014	2/5/2014
Kevin M. Cassidy	12/30/2013	1/2/2014	2/5/2014

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers and a former named executive officer during the years ended December 31, 2013 and 2012.

Name And Position	Year	Salary $		Bonus $	Stock Awards $(1)		Non-equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	Option Awards $	All Other Compensation $		Total $
Kevin Cassidy (2)	2013	-		-	7,800,000	(3)	-	-	-	600,000	(4)	8,400,000
Chief Executive Officer and	2012	-		-	-		-	-	-	600,000	(5)	600,000
Director

Mark Scott	2013	60,000	(6)	-	-		-	-	-	-		60,000
Chief Financial Officer	2012	52,000	(7)	-	19,440	(8)	-	-	-	-		71,440

Michael D. Parnell (10)	2013	151,000	(10)	-	-		-	-	-	-		151,000
National Accounts Director, and	2012	137,500	(11)	-	270,000	(12)	-	-	-	-		407,500
Former Chief Operating Officer,
Chief Executive Officer and Director

Daniel McGroarty (13)	2013	120,000	(14)	-	-		-	-	-	40,000	(15)	160,000
Former President and Director	2012	120,000	(16)	-	1,852,500	(17)	-	-	-	-		1,972,500

(1)	Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.

(2)
Mr. Cassidy was appointed Chief Executive Officer on March 8, 2013 and served as Acting Interim Chief Executive Officer from December 10, 2012 to March 7, 2013. He was a director but not an executive officer or employee prior to such time, and he was not paid a salary for his role as Acting Interim Chief Executive Officer for the short time he served in this role during 2012. Mr. Cassidy also is the managing member of Logic. See “Employment and Consulting Agreements” below.

(3)
On June 28, 2013, we converted $800,000 in consulting fees owed to Logic into 800,000 shares of our common stock at a value of $1.00 per share. Of this amount, 500,000 shares of common stock were issued for services provided in 2012 and 300,000 shares of common stock were issued for services provided during the first six months of 2013. On October 7, 2013, we issued 3,000,000 shares of common stock at a price of $1.00 per share to Mr. Cassidy for consulting services rendered to us in connection with the settlement of the stockholder litigation described in “Transactions with Related Persons” below. We valued the 3,000,000 shares at the June 5, 2013 fair market value of $1.94 and expensed $5,820,000 during the year ended December 31, 2013. In addition, on December 30, 2013, Mr. Cassidy was granted a restricted stock award for board service of 500,000 shares that vest annually in four equal installments. The grant was issued at the grant date market value of $2.92 per share on December 30, 2013.

(4)
Represents consulting fees of $300,000 paid to Logic in the form of 300,000 shares of our common stock at a value of $1.00 per share and a cash payment of $300,000 for consulting fees due to Logic. These fees are unrelated to Mr. Cassidy’s employment or board service.

(5)
Represents $100,000 paid to Logic for consulting services and $500,000 of accrued and unpaid fees for consulting services due to Logic. These fees are unrelated to Mr. Cassidy’s employment or board service. On June 28, 2013, the accrued and unpaid fees of $500,000 were satisfied by the issuance of 500,000 shares of our common stock at a price of $1.00 per share.

(6)	Represents paid consulting fees of $55,000 and accrued and unpaid consulting fees of $5,000.

(7)	Represents paid consulting fees of $48,000 and accrued and unpaid consulting fees of $4,000 at December 31, 2012, which were paid in 2013.

(8)	During 2012, Mr. Scott was granted 72,000 shares of our common stock. The shares were valued at the market price of $0.27 per share on the date of grant.

(9)
Mr. Parnell served as Chief Executive Officer from December 31, 2007 to December 10, 2012 and director from December 31, 2007 until June 28, 2013. Mr. Parnell was also Chief Operating Officer from March 8, 2013 to June 26, 2013 and served as Acting Interim Chief Operating Officer from December 10, 2012 to March 7, 2013. Mr. Parnell has served as our National Accounts Director since June 26, 2013.

(10)	Represents accrued but unpaid salary of $151,000.

(11)	Represents paid salary of $52,535 and accrued but unpaid salary of $84,965.

(12)
Represents the value of 1,000,000 shares of our common stock issued to Mr. Parnell under the terms of his employment contract in connection with the change in control that occurred with the U.S. Rare Earths (Delaware) merger. The 1,000,000 shares were valued at the market price of $0.27 on the date of issuance. On June 28, 2013, Mr. Parnell forfeited 750,000 shares. This 750,000 forfeiture is part of the retrieval or “claw back” of not less than 2.1 million shares of our common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services that was included in the Settlement Agreement.

(13)	Mr. McGroarty served as a director from December 15, 2010 until June 28, 2013 and as President from November 29, 2011 until July 31, 2013.

(14)	Represents paid salary.

(15)	Represents the amount paid by us to Mr. McGroarty for an option to purchase up to 800,000 shares of our common stock at a price of $1.00 per share on or before April 30, 2014.

(16)	Represents paid salary of $40,000 and accrued but unpaid salary of $80,000.

(17)	During 2012, Mr. McGroarty was granted 650,000 shares of our common stock valued at the market price of $2.85 per share.

Outstanding Equity Awards in Fiscal Year Ended December 31, 2013

There were no outstanding equity awards as of December 31, 2013.

Employment and Consulting Agreements

Logic International Consulting Group, LLC

On March 11, 2011, we signed an exclusive Services Agreement with Logic International Consulting Group, LLC, or Logic. Under the Services Agreement, Logic agreed to provide certain advisory services to us. On December 31, 2011, the Services Agreement was automatically extended to December 11, 2013 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Services Agreement can be cancelled with ninety days written notice.  The Services Agreement provides for a monthly payment of $50,000 to Logic.

On March 10, 2011, we issued a warrant to Logic for the purchase of 1,300,000 shares of our common stock. The warrant is exercisable at $0.50 per share for a period of five years expiring on March 10, 2016. The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

On November 29, 2011, we issued a warrant to Logic for the purchase of 800,000 shares of our common stock. The warrant is exercisable at $0.50 per share on a cash or cashless basis for a period of five years expiring on November 29, 2016.  The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

On December 31, 2011, Logic cancelled the warrant granted on March 10, 2011 for 1,300,000 shares and the warrant granted on November 29, 2011 warrant for 800,000 shares.

On December 31, 2011, we issued a warrant to Logic for the purchase of 1,300,000 shares of our common stock. The warrant is exercisable at $0.50 per share for a period of five years expiring on March 9, 2016. In addition, on December 31, 2011, we issued a warrant to Logic for the purchase of 800,000 shares of our common stock. The warrant is exercisable at $0.50 per share for a period of five years expiring on November 28, 2016. The warrants may be called by us if we have registered the sale of the underlying shares with the SEC and a closing price of $7.00 or more for our common stock has been sustained for five trading days. The warrants contain certain piggyback registration rights.

On June 28, 2013, we converted unpaid consulting fees of $800,000 owed to Logic into 800,000 shares of our common stock at $1.00 per share. The fair value of the common stock on the date of issuance was $1.65 per share, and we recorded the difference between the conversion price and the market value of $520,000 as loss on settlement of debt.

Lattimore Properties

As of July 1, 2012 Lattimore Properties, Inc., an affiliate of John Victor Lattimore, Jr., our Chairman of the Board, or LPI, entered into a Consulting Agreement with Logic pursuant to which LPI is to provide executive management, strategic planning and general office administration to Logic for a fee of $25,000 per month. The agreement has a term of one year commencing on July 1, 2013, unless sooner terminated on 30 days’ prior written notice. The term of the agreement may be extended upon the mutual written agreement of the parties.

Mark Scott

On December 19, 2011, we entered into a Consulting Agreement with Mark Scott in connection with his service as Chief Financial Officer of our company. Under the agreement, Mr. Scott was entitled to $4,000 per month plus $3,000 of restricted shares of our common stock per month based on a $2.85 share price. On August 31, 2012, our board of directors approved the issuance of 72,000 shares of common stock. The term of the Consulting Agreement expired on December 31, 2012 and we paid Mr. Scott $5,000 per month during 2013 on a month to month basis.

Michael Parnell

On December 10, 2010, we entered into a Revised Employment Agreement with Michael Parnell, our former Chief Executive Officer, Chief Operating Officer and director. On June 26, 2013, Mr. Parnell accepted the position of National Accounts Director.

Under the terms of the employment agreement, Mr. Parnell’s annual salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Parnell was awarded 300,000 shares of restricted common stock. In the event that we are sold or merged or there is a change in control, Mr. Parnell is entitled to receive at his discretion, severance of $500,000 in cash or restricted common stock at $0.50 per share. Mr. Parnell is eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by our board of directors. The employment agreement had a three year term and was automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On July 26, 2011, we entered into an Addendum to a Revised Employment Agreement with Mr. Parnell. The addendum extended the term of employment by two years until December 10, 2015 subject to additional one year renewal periods unless ninety days’ notice is provided by either party.  The addendum provides that Mr. Parnell’s annual salary for year four is $166,100 and $182,710 for year five. We also agreed to issue to Mr. Parnell 125,000 restricted shares of our common stock in years four and five.  In the event of a change in control by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable.

Daniel McGroarty

On November 29, 2011, Daniel McGroarty was appointed our President. On January 1, 2012, we entered into an Executive Employment Agreement with Mr. McGroarty employing Mr. McGroarty as our President. Under the terms of the employment agreement, Mr. McGroarty’s salary was $120,000 in year one and was to be negotiated in years 2 and 3. The employment agreement also provided for the grant to Mr. McGroarty of  650,000 shares of restricted common stock and further provided that 100,000 shares of common stock that were previously granted to Mr. McGroarty were fully vested as of November 30, 2011. The employment agreement had a three year term and was automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On August 14, 2013, we accepted the resignation of Daniel McGroarty effective July 31, 2013 as President of UREE and its subsidiaries. The parties entered into a Stock Repurchase Option and Severance Agreement whereby (i) the parties agreed to settle all back pay and compensation claims with a payment of $60,000; (ii) we agreed to repurchase 100,000 of shares of our common stock from Mr. McGroarty on or before September 30, 2013 for $100,000 or $1.00 per share (paid); and (iii) we paid $40,000 for an option to acquire up to 800,000 shares of our common stock from Mr. McGroarty for $1.00 per share on or before April 30, 2014.

Compensation of Directors

The following table sets forth certain information regarding compensation to non-executive members of our board of directors during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash $ (1)	Stock Awards $ (2) (3)		Option Awards	Non-equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	All Other Compensation $		Total $
Nancy Ah Chong	-	-		-	-	-	-		-
Edward F. Cowle (4)	-	-		-	-	-	-		-
Mark Crandall	-	-		-	-	-	-		-
General (ret) Tommy Franks	-	1,460,000		-	-	-	-		1,460,000
Reagan Horton	-	730,000		-	-	-	-		730,000
Senator J. Robert Kerrey	-	1,460,000		-	-	-	-		1,460,000
Carol Kondos	-	438,000		-	-	-	-		438,000
John Victor Lattimore, Jr.	-	2,222,650	(5)	-	-	-	5,253,600	(6)	7,476,250
Winston S. Marshall (4)	-	-		-	-	-	-		-

(1)	Each member of our board has agreed to serve without cash remuneration.

(2)	The amount referenced is the grant date fair value of stock awards determined in accordance with ASC Topic 718.

(3)
On December 30, 2013, restricted stock awards were made to the following persons for their board service: Mr. Lattimore (500,000 shares), Senator Kerrey (500,000 shares), General Franks (500,000 shares), Ms. Kondos (150,000 shares) and Mr. Horton (250,000 shares) at the fair value of $2.92 per share. The grants are in the form of restricted common stock grants. Each of the grants is subject to an irrevocable, exclusive option in our favor to repurchase any shares not released from our repurchase option subject to the grant for a period of 60 days exercisable only in the event a director ceases to be a service provider to us for any reason (other than termination of such director by us or termination for no reason). On each of the first, second, third and fourth anniversaries of the grant, 25% of the issued shares of common stock will be released from our repurchase option. In the event of a “change in control” all shares subject to the grant will be released from our repurchase option subject to certain exceptions.

(4)	Messrs. Marshall and Cowles resigned from our board on September 5, 2013, and on November 14, 2013, respectively.

(5)
Represents the fair value of (i) 500,000 in restrictive stock awards described in note (3) above, (ii) 1,086,128 shares of our common stock issued upon the conversion of three promissory notes held by Unique Materials, Inc., an affiliate of Mr. Lattimore, and (iii) 66,667 shares of our common stock held by the John & Mark Family Limited Partnership of which an affiliate of Mr. Lattimore is the sole general partner.

(6)
Represents the fair value of an option to acquire 3,000,000 shares of our common stock issued to Lattimore Properties, Inc., an affiliate of Mr. Lattimore. Lattimore Properties paid $75,000 for the option and $150,000 paid to Lattimore Properties by Logic under the terms of the consulting agreement between the parties dated July 1, 2013.

We use stock grants as incentive compensation to attract and retain qualified candidates to serve on the board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill-level required by our members of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock, as of March 31, 2014 by (i) each person known by us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address of each beneficial owner of more than 5% of common stock is as follows:

	No. of		Percentage
	Shares		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owner	Owned		Owned (1)
5% Shareholders
Edward F. Cowle	3,250,000		10.1%
1 Renaissance Square Apt 17 F
White Plains, New York 10601
H. Deworth Williams	3,295,000	(2)	10.2%
2681 East Parleys Way, Suite 204
Salt Lake City, UT 84109
Blue Cap Shareholders	7,534,500	(3)	23.4%
Lattimore Shareholders	17,914,908	(4)	48.4%
Directors and Names Executive Officers
Kevin M. Cassidy	5,871,111	(5)	17.5%
Mark E. Scott	72,000	(6)	*
Michael D. Parnell	1,237,375	(7)	3.8%
John Victor Lattimore, Jr.	8,901,158	(8)	25.0%
Nancy Ah Chong	-		*
Mark Crandall	-		*
Senator J. Robert Kerrey	500,000	(9)	1.6%
General (ret) Tommy Franks	500,000	(9)	1.6%
Carol Kondos	250,000	(10)	*
D. Reagan Horton	250,000	(11)	*
All directors and executive officers as a group (9 persons)	16,344,269	(12)	44.2%
*           Indicates less than 1%
(1)	Based on 32,188,934 shares of common stock outstanding as of March 31, 2014.
(2)	Based in part upon a Schedule 13D filed by H Deworth Williams on May 9, 2012, includes 200,000 shares of common stock indirectly owned through Blue Cap of which Mr. Williams is a 50% owner.
(3)
Edward Cowle, H. Deworth Williams, Geoff Williams, Blue Cap Development Corp., or Blue Cap, and Children’s International Obesity Fund as “Blue Cap Shareholders” under the Voting Agreement, may be deemed to have formed a “group” under Rule 13d-5(b) of the Exchange Act. As a result and based solely upon shares of record held by the Blue Cap Shareholders as of March 31, 2014, the Blue Cap Shareholders may be deemed to beneficially own 7,534,500 shares of our common stock (or 23.4% of our common stock outstanding) on a combined basis.

(4)
Kevin Cassidy, John Victor Lattimore, Jr., Unique Materials, LLC, or Unique Materials, Michael Parnell, Michael Hoff, Daniel McGroarty and Winston Marshall as “Lattimore Shareholders” under the Voting Agreement, may be deemed to have formed a “group” under Rule 13d-5(b) of the Exchange Act. As a result as of March 31, 2014, the Lattimore Shareholders may be deemed to beneficially own 17,914,908 shares of our common stock (or 48.4% of our common stock outstanding) on a combined basis.

(5)
Represents (i) 4,450,000 shares of common stock directly owned by Mr. Cassidy, of which 500,000 vest in four equal annual installments commencing on December 31, 2014, and (ii) warrants to purchase 1,421,111 shares of common stock owned by Logic.

(6)	Represents shares of common stock owned by an entity jointly owned by Mr. Scott and his spouse.
(7)	Represents shares of common stock owned by the Michael D. Parnell Living Trust.
(8)
Represents (i) 700,000 shares of common stock directly owned by Mr. Lattimore, of which 500,000 vests in four equal annual installments commencing on December 31, 2014, (ii) 250,000 shares of common stock owned by Mr. Lattimore’s wife, (iii) 2,396,334 shares owned by Lattimore Properties, Inc., or Lattimore Properties, of which Mr. Lattimore is the President and Chairman, (iv)  2,137,277 shares of common stock owned by Unique Materials which is wholly owned by Lattimore Properties.; (v) 66,667 shares of common stock owned by the John & Mark Family Limited Partnership, of which Lattimore Properties is the sole general partner; (vi) warrants to purchase 350,880 shares of common stock owned by Lattimore Properties; and (vii) an option to purchase 3,000,000 shares of common stock owned by Lattimore Properties.

(9)	Represents 500,000 shares of common stock that vest in four equal annual installments commencing on December 31, 2014.
(10)	Represents (i) 150,000 shares of common stock that vest in four equal annual installments commencing on December 31, 2014, and (ii) 100,000 shares of common stock owned by Ms. Kondos’ husband.
(11)	Represents 250,000 shares of common stock that vest in four equal annual installments commencing on December 31, 2014.
(12)
Represents (i) an aggregate of 11,572,278 shares of common stock, of which 2,400,000 vest in four equal annual installments commencing on December 31, 2014, and (ii) warrants and options to purchase an aggregate of 4,771,991 shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

During 2013, we adopted the U.S. Rare Earths, Inc. 2013 Stock Incentive Plan, or the 2013 Plan. The purpose of the 2013 Plan is to assist us in attracting, retaining and providing incentives to employees, directors, consultants and independent contractors who serve us by offering them the opportunity to acquire or increase their proprietary interest in us and our affiliates and to promote the identification of their interests with those of our stockholders.

The 2013 Plan permits the grant of stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. The maximum number of shares of common stock that may be issued under the 2013 Plan is 5,000,000, provided that no more than 1,000,000 shares may be issued pursuant to awards that are not options, and the maximum number of shares with respect to which an employee may be granted awards under the plan during a fiscal year is 1,000,000 shares.

The 2013 Plan is administered by the compensation committee of our board of directors. The compensation committee has broad discretion in issuing awards under the 2013 Plan, subject to the limits set forth in the plan, and amending or terminating the plan. The 2013 Plan was approved by a vote of our stockholders on November 14, 2013.

The following table sets forth the number of shares of common stock available for issuance by us pursuant to 2013 Plan, as well as warrants and other rights granted as of that date. As of December 31, 2013, we had not issued any options under the 2013 Plan. We have issued a number of warrants and stock grants to our directors and executive officers. The following table sets forth certain information regarding the number of securities to be issued upon the exercise of outstanding warrants and stock grants.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan
approved by shareholders	5,000,000	-	5,000,000
Equity compensation plans
not approved by shareholders	-	-	-
Total	5,000,000	-	5,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2013, we have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than 5% of our voting securities in which the amount involved exceeded $120,000.

Executive Officers and Directors

We have entered into employment and consulting agreements and granted stock awards to our executive officers and certain of our directors as more fully described in “Item 11 - Executive Compensation – Employment and Consulting Agreements.”

Notes with Affiliates of John Victor Lattimore, Jr.

Unique Materials September 13, 2012 Note

On September 13, 2012, we entered into a Secured Convertible Promissory Note, or the September Note, with Unique Materials LLC, or Unique Materials, a Texas LLC affiliated with John Victor Lattimore, Jr., Chairman of our board of directors, pursuant to which we borrowed $650,000 at 5% per annum interest from Unique Materials.

Under the terms of the September Note, the principal and unpaid accrued interest was due the earlier of September 15, 2015 or conversion into our common stock at the demand of the holder at $2.85 per share. The September Note included a demand payment if the Chairman, President or Vice President or 20% or more of our board of directors was changed after September 13, 2012. The September Note was secured by all mineral claims, real properties, fixed assets, inventory and accounts receivable.

On June 28, 2013, Unique Materials converted the outstanding principal amount due under the September Note together with interest of $25,644 into 675,644 shares of our common stock at a conversion price of $1.00 per share.

Unique Materials November 20, 2012 Note

On November 20, 2012, we entered into an unsecured Promissory Note with Unique Materials maturing on November 20, 2015, or the November Note, pursuant to which we borrowed $250,000 at 5% per annum interest from Unique Materials.

On June 28, 2013, Unique Materials converted the outstanding principal amount due under the November Note together with interest of $7,534 into 257,534 shares of our common stock at a conversion price of $1.00 per share.

Unique Materials February 4, 2013 Note

On February 4, 2013, we entered into an unsecured Promissory Note with Unique Materials maturing on February 4, 2016, or the February Note, pursuant to which we borrowed $150,000 at 5% per annum interest from Unique Materials.

On June 28, 2013, Unique Materials converted the outstanding principal amount due under the February Note together with interest of $2,950 into 152,950 shares of our common stock at a conversion price of $1.00 per share.

John and Mark Family Limited Partnership Note

On May 21, 2013, we entered into an unsecured Promissory Note, or the May Note, with John and Mark Family Limited Partnership, or the Partnership, a Texas limited partnership affiliated with John Victor Lattimore, Jr., Chairman of our Board, pursuant to which we borrowed $100,000 at 5% per annum interest from the Partnership The May Note originally matured on June 30, 2013 and on June 30, 2013 the maturity date was extended to December 31, 2013.

In substitution of the May 21, 2013 note, on June 30, 2013, the Partnership entered into a secured Promissory Note in the principal amount of $100,000 bearing interest at 5% per annum and a maturity date of December 31, 2013. The note was secured by all mineral claims, real properties, fixed assets, inventory and accounts receivable and the proceeds.

On August 22, 2013, the Partnership converted the May Note into 66,667 shares of the Company’s common stock at $1.50 per share and waived the interest due on the May Note In connection with the conversion, the Partnership executed a Release of Mortgage and cancelled all security related to the Company’s real property and other assets.

Stockholder Litigation Settlement

Pursuant to a Written Consent of a Majority of Shareholders dated August 24, 2012, directors John Victor Lattimore, Jr., H. Deworth Williams, Edward F. Cowle, Michael D. Parnell, and Harvey Kaye were purportedly re-elected to our board of directors, and existing directors Daniel McGroarty, Greg Schifrin and Kevin Cassidy were purportedly removed, thereby reducing the size of our board to five members. On September 12, 2012, we filed an action in the Eighth Judicial District Court, Clark County, Nevada, or the Nevada action, entitled U.S. Rare Earths, Inc. v. Williams et al., Case No. A668230-B, challenging the validity and effectiveness of the Written Consent.  On September 17, 2012, the Court in the Nevada action issued a Temporary Restraining Order, or TRO, prohibiting any meetings of our board of directors from taking place and prohibiting any persons from holding themselves out as members of our board of directors. On October 22, 2012, the Court in the Nevada action issued a Preliminary Injunction mirroring the prohibitions of the TRO and appointing a Special Master to assist in (a) identifying those persons who are entitled to be considered shareholders, and (b) bringing about a shareholders meeting to address the composition of our board of directors.  The Court further decreed that no person was entitled to take any action on our behalf other than in the ordinary course of business pending a meeting of shareholders to be effectuated by the Special Master to be appointed by the Court for purposes of establishing a board of directors and the composition thereof.

On February 6, 2013, all of the parties in the Nevada action entered into a Stipulation and Order to Modify the Preliminary Injunction, or the Stipulation, to facilitate the interim operations of the company.  The Stipulation modified the Preliminary Injunction with respect to our board of directors as follows: (a) the parties agreed that Kevin Cassidy, Daniel McGroarty, John Victor Lattimore, Jr., Winston Marshall, and Michael Parnell would comprise the members of our board of directors, or the Provisional Board, pending the election of directors by the shareholders at a duly called and held shareholders’ meeting; (b)  Edward F. Cowle would be immediately reinstated as a member of the Provisional Board; (c) the Provisional Board shall not ratify or approve any action of the purported board undertaken between August 23, 2012 and October 11, 2012; and (d) the Provisional Board shall not issue any additional shares of our stock to any person without reasonable cash consideration unless all parties to the Nevada action consent to such issuance.

In addition to the Nevada action, a parallel action was filed by H. Deworth Williams and Edward F. Cowle against the company, or the Utah action, entitled Williams et al. v. U.S. Rare Earths, Inc. (Case No. 2:12-cv-00905).  The Utah action sought a writ of mandamus directing us to immediately recognize the Written Consent.

On March 27, 2013, the parties in the Nevada action and the Utah action entered into a Settlement Agreement and General Release, or the Settlement Agreement, which was approved on June 5, 2013 by  the Eighth Judicial District Court, Clark County, Nevada, pursuant to which the parties agreed: (a)  to dismiss the pending Nevada action and Utah action and to release all claims against one another in those actions; (b) to release any claims pertaining to our sale of 2,045,450 shares of our common stock sold to Lattimore Properties, Inc. on September 12, 2012 at a price of $0.27 per share for a total of $550,000; (c) to release any claims pertaining to our issuance of a convertible secured promissory note to Unique Materials, LLC on September 13, 2012 for $650,000 at 5% interest, convertible into the company’s shares at not less than $1.00 per share; (d) to enter into a Stock Purchase Agreement pursuant to which H. Deworth Williams, Edward Cowle and Geoff Williams, or the Sellers, will sell 1,000,000 shares of our common stock owned by the Sellers to John Lattimore or his affiliates for a total purchase price of $1,000,000; (e) to compensate Kevin Cassidy and his affiliated companies for their consulting services by issuing to them 3,000,000 shares of restricted stock plus a convertible unsecured promissory note for $650,000, convertible into our common stock at a conversion price of $1.00 per share; (f) to grant to defendants H. Deworth Williams, Edward Cowle, Geoff Williams, Blue Cap Development Corp. and their affiliated entity, Thorium Energy, Inc., a right of first refusal—consistent with the terms and conditions put forth by a bona fide third-party commercial bidder to be determined by the parties—for a period of 10 years with respect to a contract for the disposition of thorium in connection with our mining of rare earth elements on our Lemhi Pass claims; and (g) to issue to John Victor Lattimore, Jr. or one of his affiliated companies an option to purchase up to 3,000,000 shares of our common stock at a price of $1.00 per share and upon such other terms as are determined by our board of directors.

The Settlement Agreement also contains certain contingent agreements, which are conditioned upon our completion of a stock offering and/or PIPE transaction of more than $6 million in the aggregate by the end of 2015.  If we successfully complete such a stock offering and/or PIPE transaction, we have agreed to: (a) assume and maintain the lease of certain offices of the company located in Salt Lake City, Utah; (b) reimburse H. Deworth Williams for certain business costs and expenses incurred for the benefit of the company in an amount not to exceed $145,000; (c) reimburse defendants H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. for their costs and fees incurred in the Nevada action and the Utah action in an amount not to exceed $150,000; (d) to retrieve or “claw back” not less than 2.1 million shares of our common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services; and (e) to employ Edward Cowle as a senior level executive with the company.

As of December 31, 2013, we had not raised $6 million in equity through either a PIPE or secondary offering of our common stock, and, as a result, had not undertaken any of the obligations described above.

As part of the Settlement Agreement, the parties also agreed to enter into a Voting Shareholder Agreement, or the Voting Agreement, pursuant to which the parties will vote their respective shares to ensure that the size of our board of directors will remain at seven members (unless increased pursuant to our bylaws or by applicable Nevada law), with (a) five members to be nominated by the Lattimore Shareholder Group (consisting of John Lattimore, Unique Materials LLC, Michael Parnell, Matthew Hoff, Kevin Cassidy, Daniel McGroarty and Winston Marshall), two of whom shall be independent directors; and (b) two members to be nominated by the Blue Cap Shareholder Group (consisting of Edward Cowle, H. Deworth Williams, Geoff Williams, Blue Cap Development Corp., and Children’s International Obesity Fund, Inc.).

The Voting Agreement also provides: (a) that the number of members of our board of directors is to remain at seven unless increased pursuant to the provisions of our bylaws and applicable Nevada law; (ii) each slate of directors shall be approved by both the Lattimore Shareholders and the Blue Cap Shareholders; (iii) that no individual who is 75 years or older may serve on our board of directors nor may any descendant of an individual who is less than 75 year of age may serve on our board of directors; and (iv) that our board of directors shall meet at least quarterly in accordance with an agreed schedule. The Voting Agreement also restricts the transfer and sale of restricted shares of our common stock. The Voting Agreement is effective until March 14, 2015, and is automatically null and void and of no further effect upon expiration without any action required of any party to the agreement.

Lattimore Option

On March 8, 2013, we entered into an Option Purchase Agreement with Lattimore Properties, Inc., or LPI, pursuant to which we granted LPI a three-year option to purchase up to 3,000,000 shares of our common stock, at $1.00 per share, for a purchase price of $75,000. The effectiveness of the option was conditioned on approval of the Settlement Agreement.

Repurchase Option Agreements

We entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which we (i) acquired 100,000 shares of our common stock at $1.00 per share during September 2013, (ii) acquired 952,001 shares of our common stock at $1.00 per share during October 2013, and (iii) committed to acquire 2,268,999 shares of our common stock at $1.00 per share during December 31, 2013 with payment during the three months ended March 31, 2014. We also obtained the right to acquire up to 800,000 shares of our common stock at $1.00 per share until April 30, 2014, up to 800,000 shares of our common stock at $1.10 per share until December 31, 2014, and up to 800,000 (200,000 shares expired March 15, 2014) shares of our common stock at $1.00 per share until December 31, 2014 from existing stockholders.

Conversion of Liability with Logic International Consulting Group, LLC and Kevin Cassidy

Effective March 11, 2011, we entered into a Services Agreement with Logic International Consulting Group, LLC, or Logic, a company controlled by Kevin Cassidy, who serves as our Chief Executive Officer, to provide consulting services to us for executive management services, assistance with functional operation, corporate governance matters, treasury and cash management development, and capital management. On June 28, 2013, we converted $800,000 of fees owed to Logic for services under the services agreement into 800,000 of our common stock at $1.00 per share.

Warrants or Other Rights Issued to Affiliates

On March 21, 2013, Diane Cassidy, sister of Kevin Cassidy, our Chief Executive Officer, exercised a warrant on a cashless basis resulting in the issuance of 194,445 shares of our common stock. The warrant was originally issued to Logic as compensation for services.

On May 20, 2013, we entered into an option agreement granting Postscriptum Ventures, Ltd. an affiliate of Mark Crandall, a member of our board of directors, the right to purchase a number of shares of our common stock equal to $650,000 determined at the greater of $2.00 per share or 75% of the average closing price of our common stock during the 10 consecutive trading days prior to exercise of the option. The option expired on December 31, 2013 unexercised.

Forfeiture of Shares

On June 28, 2013, Mr. Parnell and Mr. Hoff each forfeited 750,000 shares of the 1,250,000 issuance discussed above. This 1,500,000 forfeiture is part of the retrieval or “claw back” of not less than 2.1 million shares of our common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services in connection with the Settlement Agreement.

On September 26, 2013, McKim and Company LLC and James J. Cahill, an affiliate of Logic, forfeited 210,938 shares of our common stock.

Sale of Media Business

Our media business operated at a loss in each of the calendar years ended December 31, 2013 and 2012, before taxes. The amount of the pre-tax loss was $57,942 in 2013 and $186,788 in 2012. For that reason, management has determined to exit the advertising business and focus on the rare earths business. On January 11, 2014, we entered into a binding letter of intent to sell the common stock of Media Depot, Inc. and certain of our related media assets to Michael D. Parnell, our former chief executive officer and director. Negotiations are proceeding to finalize definitive documents for the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. We expect to close this transaction during the second quarter of 2014.

Indemnification

Our articles of incorporation provide that we will indemnify our directors and officers to the fullest extent permitted by Nevada law. In addition, we have an Indemnification Agreement with Mark Scott dated April 15, 2012.

Policies and Procedures for Related Person Transactions

We have operated under a Code of Conduct since 2012, which we amended in September 2013. Our Code of Conduct requires all employees, officers and directors, without exception, to avoid the engagement in activities or relationships that conflict, or would be perceived to conflict, with our interests or adversely affect its reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate upon full disclosure of the transaction, following review and approval to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to us than could be obtained from an unrelated person.

We formed an Audit Committee in 2013. We have not adopted a written policy for reviewing related person transactions. We review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

We formed an Audit Committee on September 5, 2013 and established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee responsibilities under the Exchange Act.

Service Fees Paid to the Independent Registered Public Accounting Firm

Our board of directors engaged PMB Helin Donovan, LLC to perform an annual audit of our financial statements for the years ended December 31, 2013 and 2012. The following is the breakdown of aggregate fees paid the last two fiscal years:

We formed an Audit Committee on September 5, 2013 and established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee responsibilities under the Exchange Act.

Service Fees Paid to the Independent Registered Public Accounting Firm

Our board of directors engaged PMB Helin Donovan, LLC to perform an annual audit of our financial statements for the years ended December 31, 2013 and 2012. The following is the breakdown of aggregate fees paid the last two fiscal years:

	Years Ended,
	December 31, 2013	December 31, 2012
Audit fees (1)	$14,081	$27,498
Audit related fees (2)	10,000	14,000
Tax fees (3)	-	-
All other fees (4)	-	-

	$24,081	$41,498

(1)	"Audit fees" are fees paid for professional services for the audit of our financial statements.

(2)
“Audit-Related fees” are fees to us for services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

(3)	“Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

(4)	“All Other Fees” are fees primarily for acquisition services.

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

(b) EXHIBITS:

The following exhibits are incorporated by reference to previous filed reports as noted:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of U.S. Rare Earths, Inc. approved November 14, 2013 (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on November 20, 2013).

3.2	Amended and Restated Bylaws of U.S. Rare Earths, Inc. (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on September 10, 2013).

4.1	U.S. Rare Earths, Inc. 2013 Stock Incentive Plan (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on October 30, 2013).

10.1
Services Agreement dated March 11, 2011 by and between Colorado Rare Earths, Inc. and Logic International Consulting Group, LLC (incorporated by reference as an exhibit to our Form 10Q/A filed with the SEC on April 16, 2012).

10.2
Agreement and Plan of Merger dated July 18, 2011 by and between Colorado Rare Earths, Inc., U.S. Rare Earths, Inc. (Delaware) and Seaglass Holding Corp. (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on July 22, 2011).

10.3
Amendment to Revised Employment Agreement dated July 26, 2011 by and between Colorado Rare Earths, Inc. and Michael Parnell (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on April 16, 2012).*

10.4
Executive Employment Agreement dated January 1, 2012 by and between U.S. Rare Earths, Inc. and Daniel McGroarty (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on April 16, 2012).*

10.5
Secured Convertible Promissory Note dated September 13, 2012 by and between U.S. Rare Earths, Inc. and Unique Materials LLC (incorporated by reference as an exhibit to our Form 10-Q filed with the SEC on November 19, 2012).

10.6
Unsecured Promissory Note dated November 20, 2012 by and between U.S. Rare Earths, Inc. and Unique Materials LLC (incorporated by reference as an exhibit to our Form 10-K dated filed with the SEC on April 8, 2013).

10.7
Unsecured Promissory Note dated February 4, 2013 by and between U.S. Rare Earths, Inc. and Unique Materials LLC (incorporated by reference as an exhibit to our Form 10-Q filed with the SEC on May 20, 2013).

10.8
Notice of Proposed Settlement, Settlement Hearing, and Right to Appear dated April 24, 2013 by and between U.S. Rare Earths, Inc. and H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on April 29, 2013)..

10.9
Form of Notice of Conversion by and between U.S. Rare Earths, Inc. and Unique Materials LLC dated June 28, 2013 (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on July 2, 2013).

10.10
Notice of Conversion by and between U.S. Rare Earths, Inc. and Logic International Consulting Group LLC dated June 28, 2013 (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on July 2, 2013).

10.11
Option Agreement dated May 20, 2013 by and between U.S. Rare Earths, Inc. and Postscriptum Ventures Ltd. (incorporated by reference as an exhibit to our Form 10-Q filed with the SEC on August 19, 2013).

10.12
Notice of Conversion of Secured Promissory Note by and between U.S. Rare Earths, Inc. and John and Mark Family Limited Partnership dated August 22, 2013 (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on August 28, 2013).

10.13
Stock Repurchase Option and Severance Agreement dated August 14, 2013 by and between U.S. Rare Earths, Inc. and Daniel McGroarty (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on September 4, 2013).*

10.14	Form of Amendment No 1 to Repurchase Option Agreement (incorporated by reference as an exhibit to our Form 10-Q filed with the SEC on November 15, 2013).

10.15	Form of Amendment No. 1 to Escrow Agreement (incorporated by reference as an exhibit to our Form 10-Q filed with the SEC on November 15, 2013).

10.16	Repurchase Option Agreement dated August 13, 2013 between U.S. Rare Earths, Inc. and Daniel McGroarty (incorporated by reference as n exhibit to our Form 10-Q filed with the SEC on November 15, 2013).

10.17
Option Purchase Agreement dated March 8, 2013 by and between U.S. Rare Earths, Inc. and Lattimore Properties, Inc. (incorporated by reference as an exhibit to our Form 10-Q filed with the SEC on November 15, 2013).

10.18
Option Agreement dated March 8, 2013 by and between U.S. Rare Earths, Inc. and Lattimore Properties, Inc. (incorporated by reference as an exhibit to our Form 10-Q filed with the SEC on November 15, 2013).

10.19	Amended and Restated Agreement for Service dated November 27, 2013 by and between U.S. Rare Earths, Inc. and P-Con Consulting, Inc.

10.20
Settlement Agreement and General Release dated March 15, 2013 by and among U.S. Rare Earths, Inc., on the one hand, and H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp., on the other hand.

10.21
Stock Purchase Agreement dated March 14, 2013 between H. Deworth Williams, Edward F. Cowle and Geoff Williams, as Sellers, and John Victor Lattimore, Jr. or one of his affiliated companies, as Purchaser.

10.22
Voting Shareholder Agreement dated as of March 14, 2013 between John Victor Lattimore, Jr., Unique Materials, LLC, Michael Parnell, Matthew Hoff, Kevin Cassidy, Daniel McGroarty, Winston Marshall, H. Deworth Williams, Edward Cowle, Geoff Williams, Children’s International Obesity Fund, Inc. and Blue Cap Developmental Corp.

10.23	Restricted Stock Award Agreement dated as of December 30, 2013 between U.S. Rare Earths, Inc. and John Victor Lattimore, Jr.

10.24	Restricted Stock Award Agreement dated as of December 30, 2013 between U.S. Rare Earths, Inc. and Kevin Cassidy.

10.25	Restricted Stock Award Agreement dated as of December 30, 2013 between U.S. Rare Earths, Inc. and Senator Robert Kerrey.

10.26	Restricted Stock Award Agreement dated as of December 30, 2013 between U.S. Rare Earths, Inc. and General (ret.) Tommy Franks.

10.27	Restricted Stock Award Agreement dated as of December 30, 2013 between U.S. Rare Earths, Inc. and Carol Kondos.

10.28	Restricted Stock Award Agreement dated as of December 30, 2013 between U.S. Rare Earths, Inc. and Reagan Horton.

10.29	Office Lease Agreement by and between U.S. Rare Earths, Inc. and Primera Tennyson Partners LLC dated February 1, 2014.

10.30	Consulting Agreement dated July 1, 2013 by and between Logic International Consulting Group, LLC and Lattimore Properties, Inc.

10.31	Repurchase Option Agreement made as of May 29, 2013, by and between U.S. Rare Earths, Inc. and Michael D. Parnell Living Trust.

10.32	Repurchase Option Agreement made as of May 29, 2013, by and between U.S. Rare Earths, Inc. and Edward Cowle.

10.33	Repurchase Option Agreement made as of May 31, 2013, by and between U.S. Rare Earths, Inc. and Geoff Williams.

10.34	Repurchase Option Agreement made as of May 31, 2013, by and between U.S. Rare Earths, Inc. and H. D. Williams.

10.35	Repurchase Option Agreement made as of June 7, 2013, by and between U.S. Rare Earths, Inc. and Matthew J. Hoff.

10.36	Repurchase Option Agreement made as of December 18, 2013, by and between U.S. Rare Earths, Inc. and Matthew J. Hoff.

10.37	Repurchase Option Agreement made as of January 28, 2014, by and between U.S. Rare Earths, Inc. and Michael D. Parnell Living Trust

21.1	Subsidiaries of the Registrant.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Ex 101
The following materials from U.S. Rare Earth’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

* Indicates management contract or compensatory plan.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
U.S. Rare Earths, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Rare Earths, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Rare Earths, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

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

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP
April 15, 2014
Seattle, Washington

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:

Cash	$2,216,102	$166,939
Other current assets	50,100	-

Total current assets	2,266,202	166,939

EQUIPMENT, NET	113,532	88,390

OTHER ASSETS:
Mineral properties	-	326,000

ASSETS FROM DISCONTINUED OPERATIONS	111,519	214,537

TOTAL ASSETS	$2,491,253	$795,866

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,682,226	$1,078,903
Accounts payable and accrued expenses-related party	80,470	506,391
Accrued compensation-officers	267,597	367,466
Accrued interest	-	11,109
Other current liabilities	2,268,999	-

Total current liabilities	4,299,292	1,963,869

LONG-TERM DEBT:

Note payable-related party	-	250,000
Convertible debentures- related party	-	650,000

LIABILITIES FROM DISCONTINUED OPERATIONS	180,699	275,849

Total liabilities	4,479,991	3,139,718

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:

Preferred stock; 10,000,000 shares authorized,
outstanding, respectively	-	-

Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 30,847,918 and 27,630,116
shares issued and outstanding, respectively	308	276
Additional paid-in capital	64,645,686	46,453,342
Accumulated deficit	(66,634,732)	(48,797,470)

Total stockholders' deficit	(1,988,738)	(2,343,852)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,491,253	$795,866

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	December 31, 2013	December 31, 2012
REVENUES

Revenues	$-	$-

Cost of revenues	-	-

Gross margin	-	-

OPERATING EXPENSES

Selling, general and administrative expenses	3,428,718	6,012,089
Exploration expense	1,330,162	422,904
Impairment expense	326,000	-

Total operating expenses	5,084,880	6,434,993

(Loss) from operations	(5,084,880)	(6,434,993)

OTHER INCOME (EXPENSE)

Interest income	-	46
Interest expense	(19,190)	(138,806)
Loss on debt settlement	(1,282,650)	-
Loss on derivative liability option	(429,000)	-
Loss on legal settlement	(10,923,600)	-
Other income (expense)	(40,000)	-

Total other income (expense)	(12,694,440)	(138,760)

(LOSS) BEFORE INCOME TAXES	(17,779,320)	(6,573,753)
INCOME TAX EXPENSE	-	-

(LOSS) FROM CONTINUING OPERATIONS	(17,779,320)	(6,573,753)

(LOSS) FROM DISCONTINUED OPERATIONS	(57,942)	(186,788)

Net loss	$(17,837,262)	$(6,760,541)

PER SHARE DATA:

NET LOSS PER SHARE BEFORE DISCONTINUED OPERATIONS
ATTRIBUTABLE TO UREE COMMON SHAREHOLDERS	$(0.61)	$(0.28)

DISCONTINUED OPERATIONS ATTRIBUTABLE TO UREE
COMMON SHAREHOLDERS	$(0.00)	$(0.01)

NET LOSS PER SHARE ATTRIBUTABLE TO UREE COMMON
SHAREHOLDERS	$(0.61)	$(0.29)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	29,154,812	23,441,689

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2011	20,505,988	205	39,247,893	(42,036,929)	(2,788,831)

Common stock issued for services	4,788,228	48	6,049,845	-	6,049,893

Common stock issued for cash	2,045,454	20	549,980	-	550,000

Common shares issued upon exercise
of warrants	290,446	3	(3)		-

Stock based compensation amortization	-	-	605,627	-	605,627

Net loss for the year ended December 31, 2012	-	-	-	(6,760,541)	(6,760,541)

Balance, December 31, 2012	27,630,116	$276	$46,453,342	$(48,797,470)	$(2,343,852)

Common stock issued for services	300,000	3	861,997	-	862,000

Common stock issued for cash	2,787,500	28	5,904,972	-	5,905,000

Common shares issued upon exercise
of warrants	234,445	2	(2)	-	-

Common shares issued for debt conversion and interest	1,952,795	19	3,268,758	-	3,268,777

Common shares issued for legal settlement	3,000,000	30	5,819,970	-	5,820,000

Cancellation of common stock	(1,735,938)	(17)	17	-	-

Repurchase of common stock	(3,321,000)	(33)	(3,320,968)		(3,321,001)

Stock option purchases	-	-	125,000		125,000

Loss on derivative liability option	-	-	429,000	-	429,000

Loss on option agreement	-	-	5,103,600	-	5,103,600

Net loss for the year ended December 31, 2013	-	-	-	(17,837,262)	(17,837,262)

Balance, December 31, 2013	30,847,918	$308	$64,645,686	$(66,634,732)	$(1,988,738)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	December 31, 2013	December 31, 2012
OPERATING ACTIVITIES:

Net loss	$(17,837,262)	$(6,760,541)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation and amortization	20,721	163,240
Impairment of assets	326,000	-
Common stock and warrants issued for services	862,000	3,912,393
Common stock and warrants issued for liabilities	836,128	2,137,500
Stock based compensation amortization	-	605,627
Loss on debt settlement	1,282,650	-
Loss on derivative liability option	429,000	-
Loss on legal settlement	10,923,600	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	(6,000)	-
Other current assets and receivables	(44,100)	-
Accounts payable and accrued expenses	177,400	1,401,534
Accrued compensation - officers	(99,869)	(2,770,034)
Accrued interest	(11,109)	11,109
Net cash provided by discontinued operations	7,868	375,762
Net cash used in operating activities	(3,132,973)	(923,410)

INVESTING ACTIVITIES:

Purchase of fixed assets	(45,863)	-
Net cash used in investing activities	(45,863)	-

FINANCING ACTIVITIES:

Proceeds from the sale of common stock and warrants	5,905,000	550,000
Proceeds from the sale of options	125,000	-
Proceeds from note payable- related party	250,000	250,000
Proceeds from convertible debenture	-	650,000
Proceeds from related party loan	-	-
Repurchase of common stock	(1,052,001)	-
Repayment note payable- related party	-	(881,204)

Net cash provided by financing activities	5,227,999	568,796

INCREASE/(DECREASE) IN CASH	2,049,163	(354,614)
CASH AT BEGINNING OF PERIOD	166,939	521,553

CASH AT END OF PERIOD	$2,216,102	$166,939

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$37,897
Income taxes	$-	$-

Non cash investing and financing activities:
Debt settlements	$1,150,000	$-
Share repurchase liability	$2,268,999	$-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1. ORGANIZATION

The Company and Our Business

U.S. Rare Earths, Inc. (“UREE” or the “Company”) is a rare earth elements exploration and claims acquisition company based in Plano, Texas that seeks to create a completely independent American based rare earth supply chain solution within the continental United States.

Formerly Colorado Rare Earths, Inc., the Company holds over 1,300 mining claims for rare earth elements located on approximately 25,000 acres of land in Colorado, Idaho and Montana. These include the Powderhorn Project in Gunnison, Fremont and Saguache Counties, Colorado, the Lemhi Pass, Diamond Creek, and North Fork Projects in Lemhi County, Idaho, and the Last Chance and Sheep Creek Projects located in Beaverhead and Ravalli Counties, Montana, respectively.

The Company’s operations are exploratory in nature. The Company currently does not have any producing properties and further exploration will be required before a final evaluation as to the economic and practical feasibility of any of the Company’s properties is determined.

The Company is considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at its claims.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of the Company’s investment in mining properties to date have been expensed as incurred and therefore do not appear as assets on its balance sheet.  The Company expects construction expenditures will continue during 2014 and subsequent years. The Company expects to remain as an exploration stage company for the foreseeable future. The Company does not exit the exploration stage until such time that the Company demonstrates the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

The Company’s principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt and the exercise of warrants. The Company plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase. The Company believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front. However, since the Company’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that the Company will in fact be able to raise the additional capital as is needed.

On January 11, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc. and certain related media assets of the Company to Michael D. Parnell, our former Chief Executive Officer and  Director, or an affiliate of Mr. Parnell. Negotiations are proceeding to finalize definitive documents for the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. The Company expects to close this transaction during the second quarter of 2014. As a result of this decision and the impending sale, the media business has been treated for accounting purposes as “discontinued operations.”

On July 18, 2011, the Company entered into an agreement to acquire U.S. Rare Earths, Inc., a Delaware corporation, and the acquisition closed on August 22, 2011. In connection with the acquisition, the Company changed its corporate name to U.S. Rare Earths.

On December 15, 2010, the Company entered into an agreement to acquire certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, Colorado and Custer County, Colorado.

The Company was incorporated in the State of Delaware on July 27, 1999 and changed its domicile to the State of Nevada in December 2007.  The Company’s principal executive offices are located at 5600 Tennyson Parkway, Suite 190, Plano, Texas 75024. The telephone number is 972-294-7116.  The Company’s principal website address is located at www.usrareearths.com. The information contained on, or that can be accessed through, our website is not incorporated into and is not a part of this Form 10-K. The Company has included its website address in this Form 10-K solely as an inactive textual reference.

Liquidity and Going Concern

During the fiscal years ended December 31, 2013 and 2012, the Company had no revenues from its rare-earth elements properties.

As of December 31, 2013, the Company had cash of $2,216,102 and a working capital deficit of $2,033,090. At December 31, 2012, the Company had cash of $166,939 and a working capital deficit of $1,796,930.  This increase in cash was due primarily to equity financing.  During the year ended December 31, 2013, the Company raised $6,280,000 through the sale of the Company’s securities, sale of options and the issuance of notes-payable- related party.

The Company’s business plan calls for significant expenses in connection with the exploration of the properties and it has budgeted expenditures for the next twelve months of approximately $4,415,000. To date, the Company has principally financed its operations through the sale of its common stock and the issuance of debt. The Company does not currently have sufficient funds to conduct continued exploration on its claims and requires additional financing in order to determine whether the claims contain economic mineralization. The Company will also require additional financing if the costs of the exploration of the claims are greater than anticipated. The Company will also require additional financing to sustain its business operations if it is not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of its properties and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However the Company cannot assure you that additional financing will be available when needed on favorable terms, or at all. Even if the Company is able to raise the funds required, it is possible that the Company could incur unexpected costs and expenses or experience unexpected cash requirements that would force the Company to seek alternative financing. Furthermore, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of its common stock. The inability to obtain additional capital may restrict the Company’s ability to grow and may reduce its ability to continue to conduct business operations. If the Company is unable to obtain additional financing, it may have to curtail its plans and possibly cease its operations.

If economic reserves of rare earth elements are proven, additional capital will be needed to actually develop and mine those reserves. Even if economic reserves are found, the Company will not be able to develop its mining operations should it be unable to obtain the necessary financing.

The Company’s accountants have expressed doubt about its ability to continue as a going concern as a result of the Company’s history of net losses. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to successfully execute the above plans. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of December 31, 2013, the Company had $1,705,487 in uninsured cash amounts.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at December 31, 2013 and 2012 based upon the short-term nature of the assets and liabilities.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of December 31, 2013, the Company had warrants for the purchase of 2,947,087 common shares and an option to purchase 3,000,000 shares that were not included in the computation of loss per share at December 31, 2013 because they would have been anti-dilutive. As of December 31, 2012, the Company had warrants for the purchase of 3,245,976 common shares and 228,070 shares related to convertible debentures that were not included in the computation of loss per share at December 31, 2012 because they would have been anti-dilutive.

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

Recent Accounting Pronouncements
A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for the Company’s first quarter of fiscal year 2015.  The Company does not believe the adoption of ASU 2013-04 will have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012.  The Company does not believe the adoption of ASU 2013−02 in the first quarter of fiscal year 2014 will have a material impact on the measurement of net earnings or other comprehensive income.

NOTE 3. ACQUISITIONS

Idaho and Montana Assets-Part of the UREE (Delaware) Merger

On July 18, 2011, the Company entered into an Agreement of Plan and Merger to acquire U.S. Rare Earths, Inc., a Delaware corporation, and the acquisition closed on August 22, 2011. As part of the acquisition, the Company acquired rights to 583 unpatented lode mining claims located in Lemhi County, Idaho and 56 unpatented lode mining claims located in Beaverhead and Ravalli Counties, Montana. The mineral claims are on approximately 10,250 acres on, near, or adjacent to anomalous values of rare earth elements, including thorium, uranium, niobium and tantalum.

Pursuant to the terms of the Merger Agreement, the Company’s stockholders exchanged 100% of their outstanding common stock for 5,000,000 unregistered shares of the Company’s common stock valued at $2.85 per share. As part of the acquisition price, the Company also assumed a note payable in the amount of $1,418,719 and certain other accounts payable totaling $16,817. At closing, the Company paid $500,000 related to the notes payable.

The Company was not able to obtain a valuation of the properties, assigned a fair value to the claims of $0, and recorded an impairment expense of $15,678,000 for the year ended December 31, 2011.

Colorado Assets- Part of the Seaglass Holding Corp Merger

On December 15, 2010, the Company entered into Agreement of Plan and Merger with Seaglass Holding Corp. As part of the acquisition of Seaglass, the Company acquired rights to 611 unpatented lode mining claims on approximately 12,418 acres located in Fremont, Gunnison and Saguache Counties of Colorado. The mineral claims are on, near, or adjacent to anomalous values of rare earth elements, including niobium thorium, and tantalum.

Pursuant to the terms of the Seaglass Merger Agreement, the stockholders of Seaglass exchanged 100% of the outstanding common stock of Seaglass for 5,900,000 unregistered shares of its common stock valued at $.50 per share or $2,950,000. An independent evaluation was performed by a licensed professional engineer to estimate the fair market value of the claims on the date of acquisition. Based on this report, the Company assigned a fair value to the claims of $326,000 and recorded an impairment expense of $2,624,000 for the year ended December 31, 2010. An impairment expense of $326,000 was recorded for the year ended December 31, 2013.

The Company has no reported mineral reserves and all activities are exploratory in nature. Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral properties. All costs have been recorded as exploration expenses.

Because of limited staff, the Company relies on outside parties, including geologists, surveyors, laboratories, etc. in its business operations. The Company has historical data on mining operations at the properties listed above. Properties are visited at least twice a year, with each visit being approximately one week. All properties are accessible by vehicles.

NOTE 4. DISCONTINUED OPERATIONS

The Company’s media business operated at a loss in each of the calendar years ended December 31, 2013 and 2012, before taxes. The amount of the pre-tax loss was $57,942 in 2013 and $186,788 in 2012 and. For that reason management has determined to exit the advertising business and focus on the more promising rare earths business. On January 11, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc. and certain related media assets of the Company to Michael D. Parnell, the former Chief Executive Officer and Director of the Company. Negotiations are proceeding to finalize definitive documents for the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. The Company expects to close this transaction during the second quarter of 2014. As a result of this decision and the impending sale, the media business has been treated for accounting purposes as “discontinued operations.”

The Company has identified assets and liabilities attributed to the co-op advertising business and have been identified as such. Assets and liabilities as of December 31, 2013 and 2012 attributed to the co-op advertising business are as follows:

Assets from discontinued operations

	December 31,
	2013	2012
Cash	$-	$-
Accounts receivable, net	98,374	189,544
Equipment, net	13,145	24,993
Total assets from discontinued operations	$111,519	$214,537

Liabilities from discontinued operations

	December 31,
	2013	2012
Accounts payable and accrued expenses	$180,699	$275,849
Total liabilities from discontinued operations	$180,699	$275,849

Income (loss) for attributed to the co-op advertising business for the years ended December 31, 2013 and 2012 was as follows:

Loss from discontinued operations

	Years Ended December 31,
	2013	2012
Revenues from discontinued operations	$1,907,903	$2,081,334
Cost of goods sold	(1,727,534)	(1,706,735)
Selling, general and administrative expenses	(237,298)	(562,263)
Interest income / (expense)	(727)	176
Other income (expense)	(286)	700
Loss from discontinued operations before taxes	(57,942)	(186,788)
Income tax expense	-	-
Loss from discontinued operations	$(57,942)	$(186,788)

The Company does not believe there is an effect of income taxes on discontinued operations. Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382 a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5. EQUIPMENT, NET

Equipment, net comprises of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2013	2012

Office equipment	5 years	$26,354	$26,354
Mining and other equipment	5-7 years	131,218	85,355
Less: accumulated depreciation		(44,040)	(23,319)
		$113,532	$88,390

Depreciation expense for the year ended December 31, 2013 and 2012 was $20,721 and $35,945, respectively.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable

Accounts payable were $1,682,226 and $1,078,903 as of December 31, 2013 and 2012, respectively. Such liabilities consisted of amounts due to vendors for legal expenses, mining expenditures, external audit and other expenses incurred by the Company.

Related Party Payable and Accrued Expenses

Related party payable and accrued expenses as of December 31, 2013 and 2012 reflected the following:

	December 31, 2013	December 31, 2012
Related party payable due to Lattimore Properties, Inc.
for amounts paid on behalf of UREE- related party	$80,470	$-
Amounts due to Logic International Consulting Group, LLC
under consulting agreement- related party	-	500,000
Other amounts due to related parties	-	6,391
	$80,470	$506,391

Accrued Employee Taxes

Since 2011, the Company has processed compensation to its chief executive officer and certain other officers and employees as independent contractors under Form 1099 instead of processing it as payroll under Form W-2.  In addition, the Company did not report stock based compensation on the 1099 or W-2. The Company recorded $250,000 as accounts payable as of December 31, 2013 for FICA costs for the years ended December 31, 2011-2013. The Company has not accrued any potential interest or penalties related to the taxes due to the IRS.

NOTE 7. OTHER CURRENT LIABILITIES

Other current liabilities were $2,268,999 and $0 as of December 31, 2013 and 2012, respectively. Such liabilities for December 31, 2013 consisted of amounts due for stock repurchase agreements. The Company acquired 2,268,999 shares of common stock at $1.00 per share during December 31, 2013 with payment due during the three months ended March 31, 2014.

NOTE 8. RELATED PARTY TRANSACTIONS

Properties

The Company’s principal executive offices were located at 5600 Tennyson Parkway, Suite 190, Plano, Texas 75024 during 2013. This office is shared with John Victor Lattimore, Jr., Chairman of its board of directors, and entities affiliated with Mr. Lattimore. The Company leased 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024 on January 20, 2014 and no longer shares offices with Mr. Lattimore.

The Company maintained an office at 12 Gunnebo Drive, Lonoke, Arkansas 72086 for the advertising subsidiary which consists of 4,000 sq. ft. of office space. The office was leased for $916 per month and the Company leased the office on a month to month basis. The facilities are owned by the J.S. Parnell Trust, of which it’s former National Accounts Director, Michael D. Parnell is trustee.

The Company maintained an office at 12 North Washington Street, Montoursville, Pennsylvania 17754 for the advertising subsidiary which consists of 4,000 sq. ft. of office space. The office was leased from the Hoff Family Limited Partnership that is controlled by Rose Hoff, the wife of Matthew Hoff, a stockholder and former employee. Lease payments were $2,000 per month and the Company leased the office on a month to month basis.

Notes with Affiliates of John Lattimore, Jr.

Unique Materials September 13, 2012 Note

On September 13, 2012, the Company entered into a Secured Convertible Promissory Note (the “September Note”) with Unique Materials LLC, or Unique Materials, a Texas LLC affiliated with John Victor Lattimore, Jr., Chairman of its board of directors, pursuant to which the Company borrowed $650,000 at 5% per annum interest from Unique Materials.

Under the terms of the September Note, the principal and unpaid accrued interest was due the earlier of September 15, 2015 or conversion into its common stock at the demand of the holder at $2.85 per share. The September Note included a demand payment if the Chairman, President or Vice President or 20% or more of its board of directors was changed after September 13, 2012. The September Note was secured by all mineral claims, real properties, fixed assets, inventory and accounts receivable and the proceeds were primarily used to repay the September Note.

On June 28, 2013, Unique Materials converted the outstanding principal due under the September Note together with interest of $25,644 into 675,644 shares of its common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value of $439,169 as loss on settlement of debt.

Unique Materials November 20, 2012 Note

On November 20, 2012, the Company entered into an unsecured Promissory Note (the “November Note”) with Unique Materials maturing on November 20, 2015 pursuant to which the Company borrowed $250,000 at 5% per annum interest from Unique Materials.

On June 28, 2013, Unique Materials converted the outstanding principal due under the November Note together with interest of $7,534 into 257,534 shares of its common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value of $167,397 as loss on settlement of debt.

Unique Materials February 4, 2013 Note

On February 4, 2013, the Company entered into an unsecured Promissory Note (the “February Note”) with Unique Materials maturing on February 4, 2016 pursuant to which the Company borrowed $150,000 at 5% per annum interest from Unique Materials.

On June 28, 2013, Unique Materials converted the outstanding principal due under the February Note together with interest of $2,950 into 152,950 shares of its common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value of $99,418 as loss on settlement of debt.

John and Mark Family Limited Partnership Note

On May 21, 2013, the Company entered into an unsecured Promissory Note (the “May Note”) with John and Mark Family Limited (the “Partnership”), a Texas limited partnership affiliated with John Victor Lattimore, Jr., Chairman of the Board, pursuant to which the Company borrowed $100,000 at 5% per annum interest from the Partnership. The May Note originally matured on June 30, 2013 and on June 30, 2013 the maturity date was extended to December 31, 2013.

In substitution of the May 21, 2013, note, on June 30, 2013, Partnership entered into a secured Promissory Note in the principal amount of $100,000 bearing interest at 5% per annum and a maturity date of December 31, 2013. The note was secured by all mineral claims, real properties, fixed assets, inventory and accounts receivable and the proceeds.

On August 22, 2013, the Partnership converted the May Note into 66,667 shares of the Company’s common stock at $1.50 per share and waived the interest due on the May Note.  The fair market value of the common stock on August 22, 2013 was $2.35 per share and the Company recorded a loss on debt settlement of $56,667, which equals the difference between the fair market value of the shares on the date of conversion and the conversion price as loss on debt settlement. In connection with the conversion, the Partnership executed a Release of Mortgage and cancelled all security related to the Company’s real property and other assets.

Settlement Agreement

Pursuant to a Written Consent of a Majority of Shareholders of the company dated August 24, 2012, directors John Victor Lattimore, Jr., H. Deworth Williams, Edward F. Cowle, Michael D. Parnell, and Harvey Kaye were purportedly re-elected to its board of directors, and existing directors Daniel McGroarty, Greg Schifrin and Kevin Cassidy were purportedly removed, thereby reducing the size of its board to five members.  On September 12, 2012, the Company filed an action in the Eighth Judicial District Court, Clark County, Nevada, or the Nevada action, entitled U.S. Rare Earths, Inc. v. Williams et al., Case No. A668230-B, challenging the validity and effectiveness of the Written Consent.  On September 17, 2012, the Court in the Nevada action issued a Temporary Restraining Order, or TRO, prohibiting any meetings of its board of directors from taking place and prohibiting any persons from holding themselves out as members of its board of directors. On October 22, 2012, the Court in the Nevada action issued a Preliminary Injunction mirroring the prohibitions of the TRO and appointing a Special Master to assist in (a) identifying those persons who are entitled to be considered stockholders, and (b) bringing about a stockholders meeting to address the composition of its board of directors.  The Court further decreed that no person was entitled to take any action on its behalf other than in the ordinary course of business pending a meeting of stockholders to be effectuated by the Special Master to be appointed by the Court for purposes of establishing a board of directors and the composition thereof.

On February 6, 2013, all of the parties in the Nevada action entered into a Stipulation and Order to Modify the Preliminary Injunction, or the Stipulation, to facilitate the interim operations of the company. The Stipulation modified the Preliminary Injunction with respect to its board of directors as follows: (a) the parties agreed that Kevin Cassidy, Daniel McGroarty, Victor Lattimore, Winston Marshall, and Michael Parnell would comprise the members of its board of directors, or the Provisional Board, pending the election of directors by the stockholders at a duly called and held stockholders’ meeting; (b)  Edward Cowle would be immediately reinstated as a member of the Provisional Board; (c) the Provisional Board shall not ratify or approve any action of the purported board undertaken between August 23, 2012 and October 11, 2012; and (d) the Provisional Board shall not issue any additional shares of its stock to any person without reasonable cash consideration unless all parties to the Nevada action consent to such issuance.

In addition to the Nevada action, a parallel action was filed by H. Deworth Williams and Edward F. Cowle against the company(the “Utah action”), entitled Williams et al. v. U.S. Rare Earths, Inc. (Case No. 2:12-cv-00905).  The Utah action sought a writ of mandamus directing us to immediately recognize the Written Consent.

On March 27, 2013, the parties in the Nevada action and the Utah action entered into a Settlement Agreement and General Release, or the Settlement Agreement, which was approved on June 5, 2013 by  the Eighth Judicial District Court, Clark County, Nevada, pursuant to which the parties agreed: (a)  to dismiss the pending Nevada action and Utah action and to release all claims against one another in those actions; (b) to release any claims pertaining to its sale of 2,045,450 shares of its common stock sold to Lattimore Properties, Inc. on September 12, 2012 at a price of $0.27 per share for a total of $550,000; (c) to release any claims pertaining to its issuance of a convertible secured promissory note to Unique Materials, LLC on September 13, 2012 for $650,000 at 5% interest, convertible into the company’s shares at not less than $1.00 per share; (d) to enter into a Stock Purchase Agreement pursuant to which H. Deworth Williams, Edward Cowle and Geoff Williams, or the Sellers, will sell 1,000,000 shares of its common stock owned by the Sellers to John Lattimore or his affiliates for a total purchase price of $1,000,000; (e) to compensate Kevin Cassidy and his affiliated companies for their consulting services by issuing to them 3,000,000 shares of common stock plus a convertible unsecured promissory note for $650,000, convertible into its common stock at a conversion price of $1.00 per share; (f) to grant to defendants H. Deworth Williams, Edward Cowle, Geoff Williams, Blue Cap Development Corp. and their affiliated entity, Thorium Energy, Inc., a right of first refusal—consistent with the terms and conditions put forth by a bona fide third-party commercial bidder to be determined by the parties—for a period of 10 years with respect to a contract for the disposition of thorium in connection with its mining of rare earths on its Lemhi Pass properties; and (g) to issue to John Lattimore, Jr. or one of his affiliated companies an option to purchase up to 3 million shares of its common stock at a price of $1.00 per share and upon such other terms as are determined by its board of directors.

The Settlement Agreement also contains certain contingent agreements, which are conditioned upon its completion of a stock offering and/or PIPE transaction of more than $6 million in the aggregate by the end of 2015.  If the Company successfully completes such a stock offering and/or PIPE transaction, it has agreed to: (a) assume and maintain the lease of certain offices of the company located in Salt Lake City, Utah; (b) reimburse H. Deworth Williams for certain business costs and expenses incurred for the benefit of the company in an amount not to exceed $145,000; (c) reimburse defendants H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. for their costs and fees incurred in the Nevada action and the Utah action in an amount not to exceed $150,000; (d) to retrieve or “claw back” not less than 2.1 million shares of its common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services; and (e) to employ Edward Cowle as a senior level executive with the company.

As part of the Settlement Agreement, the parties also agreed to enter into a Voting Shareholder Agreement, or the Voting Agreement, pursuant to which the parties will vote their respective shares to ensure that the size of its board of directors will remain at seven members (unless increased pursuant to its bylaws or by applicable Nevada law), with (a) five members to be nominated by the Lattimore Shareholder Group (consisting of John Lattimore, Unique Materials LLC, Michael Parnell, Matthew Hoff, Kevin Cassidy, Daniel McGroarty and Winston Marshall), two of whom shall be independent directors; and (b) two members to be nominated by the Blue Cap Shareholder Group (consisting of Edward Cowle, H. Deworth Williams, Geoff Williams, Blue Cap Development Corp., and Children’s International Obesity Fund, Inc.).

Conversion of Liability with Logic International Consulting Group, LLC and Kevin Cassidy

Effective March 11, 2011, the Company entered into a Services Agreement with Logic International Consulting Group, LLC (“Logic”), a company controlled by Kevin Cassidy, who serves as Chief Executive Officer, to provide consulting services to the Company for executive management services, assistance with functional operation, corporate governance matters, treasury and cash management development, and capital management. As of June 30, 2013, the Company had accrued a liability of $3,000,000 for fees owed to Logic under the terms of this agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to issue 3,000,000 shares of its common stock at a price of $1.00 per share to Kevin Cassidy, Logic, and James J. Cahill, the managing director and registered principal of Agincourt Capital, LLC, an affiliate of Logic, as compensation for the consulting services. On October 7, 2013, the Company issued 3,000,000 shares of common stock to Kevin Cassidy, controlling owner of Logic, as payment in full for the accrued liability associated with the consulting services. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the issuance of shares for payment of services should have been recorded June 5, 2013. As a result, the Company valued the 3,000,000 shares at the June 5, 2013 closing price for Company common stock of $1.94 per share and expensed an additional $2,820,000 for a total liability of $5,820,000 during the three months ended June 30, 2013. The Company also reclassified the original accrual of $3,000,000 related to the Kevin Cassidy/Logic transaction by reducing the amount of “loss on debt settlement” (where the value of the transaction had been booked) by $3,000,000 (from $4,225,983 to $1,225,983) and recorded $5,820,000 to “loss on legal settlement.”

Separately, on June 28, 2013, Logic converted accrued liabilities $800,000 in connection with Logic’s advisory role related to the Settlement Agreement into 800,000 shares of common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value of $520,000 as loss on settlement of debt.

Private Placement with Lattimore Properties, Inc.

On September 12, 2012, the Company closed a private placement with Lattimore Properties, Inc., a Texas company, or Lattimore Properties, affiliated with John Victor Lattimore, Jr., Chairman of the Board. The private placement consisted of the sale of an aggregate of 2,045,450 shares of the Company’s common stock for $550,000, or $0.27 per share.

Lattimore Option

On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, Inc. (“LPI”) pursuant to which the Company granted LPI a three-year option (the “Option”) to purchase up to 3,000,000 shares of the Company’s common stock, at $1.00 per share, for a purchase price of $75,000. The effectiveness of the Option was conditioned on approval of the Settlement Agreement. The Company failed to record timely in its financial statements the impact of the issuance of the option. During the audit of the Company’s financial statements for the year ended December 31, 2013, the error was identified. The Company then valued the option at $1.73 per share using Black Scholes methodology and expensed $5,103,600, net of the $75,000 paid, during the three month period ended June 30, 2013 as “loss on legal settlement”.

Repurchase Options

The Company entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which the Company (i) acquired 100,000 shares at $1.00 per share during September 2013, (ii) acquired 952,001 shares at $1.00 per share during October 2013, and (iii) acquired 2,268,999 shares of common stock at $1.00 per share during December 31, 2013 with payment during 2014, and (iv) have the right to acquire up to 800,000 shares of the Company’s common stock at $1.00 per share until April 30, 2014, up to 800,000 shares of the Company’s common stock at $1.10 per share until December 31, 2014 and up to 800,000 shares (200,000 shares expired March 15, 2014) of the Company’s common stock at $1.00 per share until December 31, 2014.

NOTE 9. EQUITY TRANSACTIONS

The Company had the following equity transactions during the year ended December 31, 2012:

On November 29, 2011, Daniel McGroarty was appointed President of the Company. On January 1, 2012, Company entered into an Employment Agreement (“McGroarty Agreement”) with Mr. McGroarty. Under the terms of the McGroarty Agreement, he was awarded 650,000 shares of the Company’s common stock. The shares were valued at $2.85 per share and $1,852,500 was expensed as selling, general and administrative expense during the year ended December 31, 2012.

On January 17, 2012, a consultant exercised a warrant on a cashless basis resulting in the issuance of 41,539 shares of our common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model.

During the three months ended March 31, 2012, the Company issued 135,000 shares of common stock to five consultants and employees for services. The shares were valued at $2.85 per share and $172,952 of the vested shares were expensed as selling, general and administrative expense during the three months ended March 31, 2012.

On June 12, 2012, a consultant exercised a warrant on a cashless basis resulting in the issuance of 37,969 shares of common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model.

On June 12, 2012, a consultant exercised a warrant on a cashless basis resulting in the issuance of 210,938 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $2.85 per share using the Black-Scholes-Merton option valuation model.

During the six months ended September 30, 2012, the Company granted 390,000 shares of its common stock to Gregory Schifrin, the Company’s former President, pursuant to the terms of an employment agreement dated February 4, 2011. The shares were valued at $2.85 per share and this cost totaling $1,111,500 was expensed as selling, general and administrative expense during the year ended December 31, 2012.

On August 31, 2012, the Company granted 750,000 shares to three directors which were previously granted but not issued.  The shares were valued at the grant date price of $2.85 per share or $2,137,500 and recorded as a liability until the issuance was approved by the board of directors.

On August 31, 2012, the Company agreed to issue 2,872,000 shares of common stock to directors, consultants and employees for services. The shares were valued at $0.27 per share, the market price of the shares or $775,440.  The shares do not have registration rights.

On September 12, 2012, the Company closed a private placement with Lattimore Properties, Inc. (“Lattimore Properties”), a Texas company affiliated with John Victor Lattimore, Jr., Chairman of its board of directors. The private placement consisted of the sale of an aggregate of 2,045,450 shares of the Company’s common stock for $550,000 at the market price of $0.27 per share.

During the year ended December 31, 2012 an additional $605,627 was recognized as selling, general and administrative expenses related to shares that had vested.

The Company had the following equity transactions during the year ended December 31, 2013.

On March 8, 2013 and effective with the court approval of the Settlement Agreement on June 5, 2013, the Company entered into an option purchase agreement with Lattimore Properties pursuant to which the Company granted Lattimore Properties a three-year option to purchase up to 3,000,000 shares of the Company’s commons stock at $1.00 per share in consideration for $75,000. The Company valued the option at $1.73 per share using Black Scholes Merton Model and expensed $5,103,600, less the $75,000 paid, during the year ended December 31, 2013.

On March 21, 2013, Diane Cassidy, sister of Kevin Cassidy, Chief Executive Officer, exercised a warrant on a cashless basis resulting in the issuance of 194,445 shares of the Company’s common stock. The warrant price was $0.50 per share. The warrant was valued at $0.27 per share.

On June 28, 2013, Unique Materials converted the $650,000 of outstanding principal due under the September Note together with interest of $25,644 into 675,644 shares of the Company’s common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value of $439,169 as loss on settlement of debt.

On June 28, 2013, Unique Materials converted the$ 250,000 of outstanding principal due under the November Note together with interest of $7,534 into 257,534 shares of the Company’s common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value of $167,397 as loss on settlement of debt.

On June 28, 2013, Unique Materials converted the $150,000 of outstanding principal due under the February Note together with interest of $2,950 into 152,950 shares of the Company’s common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value of $99,418 as loss on settlement of debt.

On June 28, 2013, Logic converted liabilities of $800,000 into 800,000 of shares of the Company’s common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value of $520,000 as loss on settlement of debt.

On June 28, 2013, Michael Parnell and Matt Hoff each forfeited 750,000 shares of common stock. This 1,500,000 forfeiture is part of the retrieval or “claw back” not less than 2.1 million shares of the Company’s common stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services that was included in the Settlement Agreement and General Release approved on June 5, 2013.

On August 22, 2013, the John and Mark Family Limited May Note with an outstanding principal of $100,000 due, was converted into 66,667 shares of the Company’s common stock at $1.50 per share. The fair market value of the common stock on August 22, 2013 was $2.35 per share and the Company recorded a loss on debt settlement of $56,667, which equals the difference between the fair market value of the shares on the date of conversion and the conversion price as loss on debt settlement.

On September 5, 2013, former employees forfeited 25,000 shares of the Company’s common stock.

On September 26, 2013, Company consultants forfeited 210,938 shares of the Company’s common stock.

During the year ended December 31, 2013, the Company issued 2,787,500 shares of common stock to investors for $5,905,000.

On October 7, 2013, Mr. Cassidy converted $3,000,000 of accrued compensation-officers into 3,000,000 shares of its common stock at $1.00 per share. The Company valued the 3,000,000 shares at the June 5, 2013 fair market value of $1.94 and expensed $5,820,000 during the year ended December 31, 2013.

On November 19, 2013, a holder of a warrant exercised a warrant on a cashless basis resulting in the issuance of 40,000 shares of the Company’s common stock. The warrant was valued at $0.50 per share.

On November 26, 2013, the Company issued 50,000 shares of common stock to a consultant for investor relations services. The shares were valued at the fair market price of $3.14 per share and the Company expensed $157,000 during the three months ended December 31, 2013. The Company agreed to issue an additional 50,000 shares on March 6, 2014.

On December 5, 2013, the Company issued 250,000 shares of common stock to a consultant for investor marketing services. The shares were valued at the fair market price of $2.82 per share. The Company recorded consulting  expense in the amount of  $705,000 during the three months ended December 31, 2013.

On December 30, 2013, the Company granted an aggregate of 2,400,000 shares of common stock to certain directors for their service as directors. The shares of common stock vest annually over four years. The first 25% of the shares vest January 1, 2015.  The fair value of the Company’s stock on the date of grant was $2.92.

The Company entered into repurchase option agreements with existing stockholders, under which the Company (i) acquired 100,000 shares at $1.00 per share during September 2013, (ii) acquired 952,001 shares at $1.00 per share during October 2013, and (iii) committed to acquire 2,268,999 shares of common stock at $1.00 per share during December 31, 2013 with payment during 2014, and (iv) have the right to acquire up to 800,000 shares of the Company’s common stock at $1.00 per share until April 30, 2014, up to 800,000 shares of the Company’s common stock at $1.10 per share until December 31, 2014 and up to 800,000 shares (200,000 shares expired March 15, 2014) of the Company’s common stock at $1.00 per share until December 31, 2014.

Derivative Instruments – Option

On May 20, 2013, the Company entered into an Option Agreement with Poststrictum Ventures whereby Poststrictum paid $50,000 for the option to purchase 650,000 shares of common stock at the higher of 75% of the ten-day closing average or $2.00 per share through December 30, 2013. The Company valued the option at $1.24 using Black Scholes Merton Model. This option was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. The Option was not exercised by December 30, 2013 and the Company reclassified  the  fair value of the derivative liability of $429,000 as additional paid in capital on December 30, 2013.

A summary of the warrants issued as of December 31, 2013 were as follows:

	December 31, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at 12/31/12	3,245,976	$2.29
Issued	-	$-
Exercised	(298,889)	$(0.50)
Forfeited	-	$-
Expired	-	$-
Outstanding at end of period	2,947,087	$2.47
Exerciseable at end of period	2,947,087

A summary of the status of the warrants outstanding as of December 31, 2013 is presented below:

	December 31, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,611,111	3.95	$0.50	1,611,111
1,335,976	2.43	$4.85	1,335,976
2,947,087		$2.47	2,947,087	$2.47

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended December 31, 2013 were as follows:

Dividend yield	0%
Expected life	5
Expected volatility	369%
Risk free interest rate	2%

Warrants convertible into 1,611,111 shares of Company common stock were “in the money” as the exercise price was less than the fair market value of a share of common stock on December 31, 2013.

NOTE 10. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

Employment and Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement with Logic. Under the Services Agreement, Logic agreed to provide certain advisory services to us. On December 31, 2011, the Services Agreement was automatically extended to December 11, 2013 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Services Agreement can be cancelled with ninety days written notice.  The Services Agreement provides for a monthly payment of $50,000 to Logic.

On March 10, 2011, the Company issued a warrant to Logic for the purchase of 1,300,000 shares of the Company’s common stock. The warrant was exercisable at $0.50 per share for a period of five years expiring on March 10, 2016. The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

On November 29, 2011, the Company issued a warrant to Logic for the purchase of 800,000 shares of the Company’s common stock. The warrant was exercisable at $0.50 per share on a cash or cashless basis for a period of five years expiring on November 29, 2016.  The warrant contained certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

On December 31, 2011, Logic cancelled the warrant granted on March 10, 2011 for 1,300,000 shares and the warrant granted on November 29, 2011 warrant for 800,000 shares.

On December 31, 2011, the Company issued a warrant to Logic for the purchase of 1,300,000 shares of the Company’s common stock. The warrant is exercisable at $0.50 per share for a period of five years expiring on March 9, 2016. In addition, on December 31, 2011, the Company issued a warrant to Logic for the purchase of 800,000 shares of the Company’s common stock. The warrant is exercisable at $0.50 per share for a period of five years expiring on November 28, 2016.   The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $7.00 or more for the Company’s common stock has been sustained for five trading days. The warrants contain certain piggyback registration rights.

On June 28, 2013, Logic converted liabilities of $800,000 into 800,000 of shares of the Company’s common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 and the Company recorded the difference between the conversion price and the fair value of $520,000 as loss on settlement of debt.

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as the Company’s Chief Financial Officer. Under the agreement Mr. Scott was entitled to $4,000 per month plus $3,000 of shares of the Company’s common stock per month based on a $2.85 share price. On August 31, 2012, the Company’s board of directors approved the issuance of 72,000 shares of common stock. The term of the Consulting Agreement expired on December 31, 2012 and the Company paid Mr. Scott $5,000 per month on a month to month basis during 2013.

Michael Parnell

On December 10, 2010, the Company entered into a Revised Employment Agreement with Michael Parnell, its Company’s former Chief Executive Officer, Chief Operating Officer and director. On June 26, 2013, Mr. Parnell accepted the position of National Accounts Director.

Under the terms of the employment agreement, Mr. Parnell’s annual salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Parnell was awarded 300,000 shares of common stock. In the event that the Company was sold or merged or there was a change in control, Mr. Parnell is entitled to receive at his discretion, severance of $500,000 in cash or common stock at $0.50 per share. Mr. Parnell is eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by the Company’s board of directors. The employment agreement had a three year term and was automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to a Revised Employment Agreement with Mr. Parnell. The addendum extended the term of employment by two years until December 10, 2015 subject to additional one year renewal periods unless ninety days’ notice is provided by either party.  The addendum provides that Mr. Parnell’s annual salary for year four is $166,100 and $182,710 for year five. The Company also agreed to issue to Mr. Parnell 125,000 shares of the Company’s common stock in years four and five.  In the event of a change in control by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable.

On January 11, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc. and certain related media assets of the Company to Michael D. Parnell, or an affiliate of Mr. Parnell. Negotiations are proceeding to finalize definitive documents for the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. The Company expects to close this transaction during the second quarter of 2014.

Daniel McGroarty

On November 29, 2011, Daniel McGroarty was appointed the Company’s President. On January 1, 2012, the Company entered into an Executive Employment Agreement with Mr. McGroarty employing Mr. McGroarty as the Company’s President. Under the terms of the employment agreement, Mr. McGroarty’s salary was $120,000 in year one and was to be negotiated in years 2 and 3. The employment agreement also provided for the grant to Mr. McGroarty of  650,000 shares of common stock and further provided that 100,000 shares of common stock that were previously granted to Mr. McGroarty were fully vested as of November 30, 2011. The employment agreement had a three year term and was automatically renewable for additional one year periods unless ninety days’ notice is provided by either party.

On August 14, 2013, the Company accepted the resignation of Daniel McGroarty effective July 31, 2013 as President of U.S. Rare Earths and its subsidiaries. The parties entered into a Stock Repurchase Option and Severance Agreement whereby (i) the parties agreed to settle all back pay and compensation claims with a payment of $60,000; (ii) the Company agreed to repurchase 100,000 of shares of the Company’s common stock from Mr. McGroarty on or before September 30, 2013 for $100,000 or $1.00 per share (paid); and (iii) the Company paid $40,000 for an option to acquire 800,000 shares of the Company’s common stock from Mr. McGroarty for $800,000 or $1.00 per share or on or before April 30, 2014.

McKim and Company LLC

On May 24, 2011, the Company signed a Financial Advisory Agreement with McKim and Company LLC.  Under the McKim Agreement, McKim agreed to provide certain advisory services to the Company. The McKim Agreement expires May 23, 2014 and can be renewed for additional terms of six month periods unless either party gives the other 90 days written notice of termination. The Company issued a cashless warrant to McKim dated May 24, 2011 for the purchase of 250,000 shares of the Company’s common stock. The warrant price is $0.50 per share and it expires May 24, 2016. The warrant was valued at $2.85 per share or $712,500 using the Black-Scholes-Merton option valuation model. The warrant contains certain piggyback registration rights.

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

On December 5, 2013, the Company issued 250,000 shares of common stock P-Con Consulting, Inc. under an Amended and Restated Agreement for Service for investor marketing dated November 27, 2013. The shares were valued at the fair market price of $2.75 per share and the Company expensed $687,500 during the three months ended December 31, 2013.

Leases
The Company was not obligated under various non-cancelable operating leases for their various facilities as of December 31, 2013.

NOTE 11 – INCOME TAXES

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

The income tax provision differs from the amount of income tax benefit determined by applying the U.S. federal and state income tax rates to pretax income (loss) from continuing operations for the years ended December 31, 2013 and 2012. The components of income tax expense (benefit) from continuing operations are as follows:

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

	2013		2012
U.S. operations loss carry forward at statutory rate of 34%:	$		$
Less valuation allowance
Net deferred tax assets		-		-
Change in valuation allowance		$-		$-

	2013	2012
Current
Federal	$-	$-
State	-	-
Deferred
Federal	-	-
State	-	-
	$-	$-

Deferred tax assets:
Net operating losses	$9,309,598	$6,196,362
Net operating losses from discontinued operations	136,172	105,141
Stock based compensation	3,956,819	2,362,406
Impairment expense	6,985,532	6,863,282
Accrued liabilities	250,000	-
Other	19,075	28,379
Valuation allowance	(20,657,196)	(15,555,570)
	$-	$-

Pretax losses from continuing operations were $17,779,320 for the year ended December 31, 2013.

The Company has net operating loss carryforwards of approximately $24,825,595 from continuing operations and $363,124 from discontinued operations, which expire in 2017-2033. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards and other deferred tax assets, a corresponding valuation allowance of approximately $20,657,196 and $15,555,570 was established as of December 31, 2013 and 2012 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended December 31, 2013, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses, common stock and warrants issued for services and accrued compensation.

	2013	2012
Federal statutory rate	34.0%	34.0%
State Income Taxes net of federal impact	3.5%	3.5%
Increase in income taxes resulting from:
Change in valuation allowance	-37.5%	-37.5%
Effective tax rate	0.0%	0.0%

NOTE 12 – SUBSEQUENT EVENTS

The Company had the following equity transactions subsequent to the year ended December 31, 2013:

During January 2014, the Company issued 125,000 shares of its common stock to investors for $312,500.

On March 10, 2014, a holder of a warrant exercised a warrant on a cashless basis resulting in the issuance of 16,000 shares of the Company’s common stock. The warrant price was $0.50 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: April 15, 2014	By:	/s/ Kevin Cassidy
Kevin Cassidy
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Kevin Cassidy	Chief Executive Officer and Director	April 15, 2014
Kevin Cassidy	(Principal Executive Officer)

/s/ Mark Scott	Chief Financial Officer	April 15, 2014
Mark Scott	(Principal Financial and Accounting Officer)

/s/ John Victor Lattimore, Jr.	Director	April 15, 2014
John Victor Lattimore, Jr.

/s/ Nancy Ah Chong	Director	April 15, 2014
Nancy Ah Chong

/s/ Mark Crandall	Director	April 15, 2014
Mark Crandall

/s/ J. Robert Kerrey	Director	April 15, 2014
J. Robert Kerrey

/s/ Tommy Franks	Director	April 15, 2014
Tommy Franks

/s/ Carol Kondos	Director	April 15, 2014
Carol Kondos

/s/ Reagan Horton	Director	April 15, 2014
Reagan Horton