Form 10-Q
period 2014-03-31
U.S. RARE EARTHS, INC
filed 2014-05-15
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

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

As of May 9, 2014, we had 32,240,934 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AN EXPLORATION STAGE COMPANY

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash	$115,825	$2,216,102
Deposits	123,670	38,500
Other current assets	38,350	11,600

Total current assets	277,845	2,266,202

EQUIPMENT, NET	130,926	113,532

ASSETS FROM DISCONTINUED OPERATIONS	-	111,519

TOTAL ASSETS	$408,771	$2,491,253

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,841,961	$1,682,226
Accounts payable and accrued expenses-related party	168,217	80,470
Accrued compensation-officers	82,000	267,597
Other current liabilities	1,237,000	2,268,999

Total current liabilities	3,329,178	4,299,292

LIABILITIES FROM DISCONTINUED OPERATIONS	-	180,699

Total liabilities	3,329,178	4,479,991

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:

Preferred stock: 10,000,000 shares authorized,
respectively	-	-

Common stock: 100,000,000 shares authorized,
at $0.00001 par value, 31,038,934 and 30,847,918
shares issued and outstanding, respectively	310	308
Additional paid-in capital	66,190,781	64,645,686
Accumulated deficit	(69,111,498)	(66,634,732)

Total stockholders' deficit	(2,920,407)	(1,988,738)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$408,771	$2,491,253

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
AN EXPLORATION STAGE COMPANY

	Three Months Ended,
	March 31, 2014	March 31, 2013
REVENUES

Revenues	$-	$-

Cost of revenues	-	-

Gross margin	-	-

OPERATING EXPENSES

Selling, general and administrative expenses	2,043,605	825,265
Exploration expense	120,701	49,739

Total operating expenses	2,164,306	875,004

(Loss) from operations	(2,164,306)	(875,004)

OTHER INCOME (EXPENSE)

Interest expense	(690)	(12,226)
Loss on legal settlement	(313,000)	-

Total other income (expense)	(313,690)	(12,226)

(LOSS) BEFORE INCOME TAXES	(2,477,996)	(887,230)
INCOME TAX EXPENSE	-	-

(LOSS) FROM CONTINUING OPERATIONS	(2,477,996)	(887,230)

INCOME FROM DISCONTINUED OPERATIONS	1,230	88,591

Net loss	$(2,476,766)	$(798,639)

PER SHARE DATA:

NET LOSS PER SHARE BEFORE DISCONTINUED OPERATIONS
ATTRIBUTABLE TO UREE COMMON SHAREHOLDERS	$(0.08)	$(0.03)

DISCONTINUED OPERATIONS ATTRIBUTABLE TO UREE
COMMON SHAREHOLDERS	$0.00	$0.00

NET LOSS PER SHARE ATTRIBUTABLE TO UREE COMMON
SHAREHOLDERS	$(0.08)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	30,956,755	27,652,132

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
AN EXPLORATION STAGE COMPANY

	Three Months Ended,
	March 31, 2014	March 31, 2013
OPERATING ACTIVITIES:

Net loss	$(2,476,766)	$(798,639)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation and amortization	6,748	4,366
Common stock and warrants issued for services	129,500	-
Stock based compensation amortization	912,500	-
Loss on legal settlement	313,000	-
Changes in Operating Assets and Liabilities:
Prepaid expenses	(5,650)	-
Other current assets and receivables	(82,571)	-
Accounts payable and accrued expenses	221,642	623,955
Accrued compensation-officers	5,000	35,759
Accrued interest	-	12,226
Net cash used in discontinued operations	(69,181)	(82,633)
Net cash used in operating activities	(1,045,778)	(204,966)

INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

FINANCING ACTIVITIES:

Proceeds from the sale of common stock and warrants	312,500	-
Proceeds from note payable-related party	-	150,000
Repurchase of common stock	(1,344,999)	-
Payment of deferred financing costs	(22,000)	-

Net cash provided by (used in) financing activities	(1,054,499)	150,000

INCREASE/(DECREASE) IN CASH	(2,100,277)	(54,966)
CASH AT BEGINNING OF PERIOD	2,216,102	166,939

CASH AT END OF PERIOD	$115,825	$111,973

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Forgiveness of accrued compensation due to officers	$190,596	$-
Share repurchase liability	$924,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AN EXPLORATION STAGE COMPANY
MARCH 31, 2014

NOTE 1.  ORGANIZATION

The Company and Our Business

U.S. Rare Earths, Inc. (“UREE” or the “Company”) is a rare earth elements exploration and claims acquisition company based in Plano, Texas that seeks to create a completely independent American based rare earth supply chain solution within the continental United States.

Formerly Colorado Rare Earths, Inc., the Company holds over 1,300 mining claims for rare earth elements located on approximately 25,000 acres of land in Colorado, Idaho and Montana. In Idaho and Montana, the Company's claims are located in the Lemhi Pass mineral trend in Lemhi County, Idaho, and Beaverhead and Ravalli Counties, Montana. These claims are grouped into projects that include the Last Chance and Sheep Creek Projects in Montana and the North Fork, Lemhi Pass and Diamond Creek Projects in Idaho. In Colorado, the claims include the Powderhorn Project in Gunnison County and the Wet Mountain Project in Fremont County.

The Company’s operations are exploratory in nature. The Company currently does not have any producing properties and further exploration will be required before a final evaluation as to the economic and practical feasibility of any of the Company’s claims is determined.

The Company is considered an exploration stage company under criteria of the Securities and Exchange Commission (the “SEC”) because it has not demonstrated the existence of proven or probable reserves at its claims.  Accordingly, as required under SEC guidelines and United States generally accepted accounting principles ("U.S. GAAP") for companies in the exploration stage, all of the Company’s investment in mining properties to date have been expensed as incurred and therefore do not appear as assets on its balance sheet. The Company expects exploration expenditures will continue during 2014 and subsequent years. The Company expects to remain as an exploration stage company for the foreseeable future. The Company will not exit the exploration stage until such time as the Company demonstrates the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, all expenditures for mine exploration and construction will continue to be expensed as incurred.

The Company’s principal source of liquidity for the next several years will be the continued raising of capital through the issuance of equity or debt securities and the exercise of warrants. The Company plans to raise funds for each step of a project and as each step is successfully completed, raise the capital for the next phase of the project. The Company believes this will reduce the cost of capital as compared to trying to raise all of the anticipated capital at once up front. However, since the Company’s ability to raise additional capital will be affected by many factors, most of which are not within the Company’s control, no assurance can be given that the Company will in fact be able to raise the additional capital as needed.

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the Company's media business subsidiary, and certain related media assets of the Company to Michael D. Parnell, the Company's former Chief Executive Officer, National Accounts Director and Director, or an affiliate of Mr. Parnell. On May 12, 2014, the Company completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. See Note 11 for additional information regarding the sale of the media business.

On July 18, 2011, the Company entered into an agreement to acquire U.S. Rare Earths, Inc., a Delaware corporation, and the acquisition closed on August 22, 2011. In connection with the acquisition, the Company changed its corporate name to U.S. Rare Earths, Inc.

On December 15, 2010, the Company entered into an agreement to acquire certain mining claims located in Gunnison, Freemont and Saguache Counties, Colorado.

The Company was incorporated in the State of Delaware on July 27, 1999 and changed its domicile to the State of Nevada in December 2007. The Company’s principal executive offices are located at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024. The telephone number is 972-294-7116. The Company’s principal website address is located at www.usrareearths.com. The information contained on, or that can be accessed through, its website is not incorporated into and is not a part of this Form 10-Q. The Company has included its website address in this Form 10-Q solely as an inactive textual reference.

Liquidity and Going Concern

To date, the Company had no revenues from its rare-earth elements properties.

As of March 31, 2014, the Company had cash of $115,825 and a working capital deficit of $3,051,333. At December 31, 2013, the Company had cash of $2,216,102 and a working capital deficit of $2,033,090. This decrease in cash was due primarily to share repurchases paid during the three months ended March 31, 2014.

The Company’s business plan calls for significant expenses in connection with the exploration of the claims and it has budgeted expenditures for the next twelve months of approximately $4,415,000. To date, the Company has principally financed its operations through the sale of its common stock and the issuance of debt. The Company does not currently have sufficient funds to conduct continued exploration on its claims and requires additional financing in order to determine whether the claims contain economic mineralization. The Company will also require additional financing if the costs of the exploration of the claims are greater than anticipated. The Company will also require additional financing to sustain its business operations if it is not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of its properties and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

Financing transactions may include the issuance of equity or debt securities of the Company, obtaining credit facilities, or other financing mechanisms. However, the Company cannot assure that additional financing will be available when needed on favorable terms, or at all. Even if the Company is able to raise the funds required, it is possible that the Company could incur unexpected costs and expenses or experience unexpected cash requirements that would force the Company to seek alternative financing. Furthermore, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of its common stock. The inability to obtain additional capital will restrict the Company’s ability to grow and will impact its ability to continue to conduct business operations. If the Company is unable to obtain additional financing, it will have to curtail its plans and possibly cease its operations.

If economic reserves of rare earth elements are identified in economically-viable quantities, additional capital will be needed to actually develop and mine those reserves. Even if economic reserves are found, the Company will not be able to develop its mining operations should it be unable to obtain the necessary financing.

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

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Articles 8-03 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended March 31, 2014 and 2013 are unaudited and include all adjustments necessary to present a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on April 15, 2014.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

These consolidated financial statements include the Company’s consolidated financial position, results of operations, and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of March 31, 2014, the Company had no cash in uninsured cash accounts.

Property and Equipment

Equipment consists of machinery, furniture, fixtures and software, which is stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 5-7 years.

Mineral Properties

Costs of acquiring mineral rights are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets held for disposal and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at March 31, 2014 and December 31, 2013, based upon the short-term nature of the assets and liabilities.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant acquisition payments for active exploration rights are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the exploration right is abandoned.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to exploration rights abandoned. Capitalized costs are allocated to rights sold based on the proportion of claims sold to the claims remaining within the project area.

Stock Based Compensation

The Company has share-based compensation plans under which non-employees, consultants and suppliers may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award over the requisite service period. Grants of stock options and stock to non-employees and other parties are accounted for in accordance with ASC 505. The Company recorded equity-based costs for non-employees, consultants and suppliers of $129,500 and $0 during the quarters ended March 31, 2014 and 2013, respectively.

The Company applies ASC 718 for options, common stock and other equity-based grants to its employees and directors. ASC 718 requires measurement of all employee equity-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company recorded equity-based costs for employees and directors of $912,500 and $0 during the quarters ended March 31, 2014 and 2013, respectively.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of March 31, 2014, the Company had issued warrants for the purchase of 2,927,087 common shares and an option to purchase 3,000,000 shares that were not included in the computation of loss per share at March 31, 2014, because they would have been anti-dilutive. As of March 31, 2013, the Company had warrants for the purchase of 2,995,976 common shares and 228,070 shares related to convertible debentures that were not included in the computation of loss per share at March 31, 2013 because they would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for the Company’s first quarter of fiscal year 2014. The Company does not believe the adoption of ASU 2013-04 will have a material effect on the Company’s consolidated financial statements.

NOTE 3. ACQUISITIONS

Idaho and Montana Assets-Part of the UREE (Delaware) Merger

On July 18, 2011, the Company entered into an Agreement of Plan and Merger (the "Merger Agreement") to acquire U.S. Rare Earths, Inc., a Delaware corporation, and the acquisition closed on August 22, 2011. As part of the acquisition, the Company acquired rights to 583 unpatented lode mining claims located in Lemhi County, Idaho and 56 unpatented lode mining claims located in Beaverhead and Ravalli Counties, Montana. The mineral claims are located on approximately 10,250 acres on, near or adjacent to anomalous values of rare earth elements.

Pursuant to the terms of the Merger Agreement, stockholders of the Delaware entity exchanged 100% of their outstanding common stock for 5,000,000 unregistered shares of the Company’s common stock valued at $2.85 per share. As part of the acquisition price, the Company also assumed a note payable in the amount of $1,418,719 and certain other accounts payable totaling $16,817. At closing, the Company paid $500,000 related to the notes payable.

The Company was not able to obtain a valuation of the properties, assigned a fair value to the claims of $0, and recorded an impairment expense of $15,678,000 for the year ended December 31, 2011.

Colorado Assets Part of the Seaglass Holding Corp Merger

On December 15, 2010, the Company entered into an Agreement of Plan and Merger with Seaglass Holding Corp (the "Seaglass Merger Agreement"). As part of the acquisition of Seaglass, the Company acquired rights to 611 unpatented lode mining claims located on approximately 12,418 acres of land in Fremont, Gunnison and Saguache Counties, Colorado. The mineral claims are on, near or adjacent to anomalous values of rare earth elements.

Pursuant to the terms of the Seaglass Merger Agreement, the stockholders of Seaglass exchanged 100% of the outstanding common stock of Seaglass for 5,900,000 unregistered shares of the Company's common stock valued at $.50 per share, or $2,950,000. An independent evaluation was performed by a licensed professional engineer to estimate the fair market value of the claims on the date of acquisition. Based on this report, the Company assigned a fair value to the claims of $326,000 and recorded an impairment expense of $2,624,000 for the year ended December 31, 2010. An impairment expense of $326,000 was recorded for the year ended December 31, 2013.

The Company has no reported mineral reserves and all activities are exploratory in nature. Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral claims. All costs have been recorded as exploration expenses.

NOTE 4. DISCONTINUED OPERATIONS

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the Company's media business subsidiary, and certain related media assets of the Company to Michael D. Parnell, the Company's former Chief Executive Officer, National Accounts Director and a Director of the Company. On May 12, 2014, the Company completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. See Note 11 for more detail regarding the sale of the media business. As a result of the completed sale, the media business has been excluded from the unaudited financial statements for the quarter ended March 31, 2014.

The Company has identified the assets and liabilities attributed to the media business. Assets and liabilities as of December 31, 2013 attributed to the business are as follows:

Assets from discontinued operations

December 31, 2013
Accounts receivable, net	$98,374
Equipment, net	13,145
Total assets from discontinued operations	$111,519

Liabilities from discontinued operations

December 31, 2013
Accounts payable and accrued expenses	$180,178
Deferred revenue	521
Total liabilities from discontinued operations	$180,699

Income (loss) attributed to the co-op advertising business for the three months ended March 31, 2014 and 2013 were as follows:

Loss from discontinued operations
	Three Months Ended,
	March 31, 2014	March 31, 2013
Revenues from discontinued operations	$-	$443,687
Cost of revenues	-	(223,174)
Selling, general and administrative expenses	-	(132,653)
Other income (expense)	-	731
Gain on disposal of discontinued operations	1,230	-
Income from discontinued operations before taxes	1,230	88,591
Income tax expense	-	-
Income from discontinued operations	$1,230	$88,591

The Company does not believe there is an effect of income taxes on discontinued operations. Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under Internal Revenue Code Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives	March 31, 2014	December 31, 2013

Office equipment	5 years	$50,496	$26,354
Mining and other equipment	5-7 years	131,218	131,218
Less: accumulated depreciation		(50,788)	(44,040)
		$130,926	$113,532

Depreciation expense for the three months ended March 31, 2014 and 2013 was $6,748 and $4,366, respectively.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable

Accounts payable were $1,841,961 and $1,682,226 as of March 31, 2014 and December 31, 2013, respectively. Such liabilities consisted of amounts due to vendors for legal expenses, mining expenditures, external audit and other expenses incurred by the Company.

Related Party Payable and Accrued Expenses

Related party payable and accrued expenses as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Related party payable due to Lattimore Properties, Inc.
for amounts paid on behalf of UREE	$167,135	$80,470
Related party payable due to CRE Cloud Solutions
for services	1,082	-
	$168,217	$80,470

Accrued Employee Taxes

Since 2011, the Company has processed compensation to its chief executive officer and certain other officers and employees as independent contractors under Form 1099 instead of processing it as payroll under Form W-2. In addition, the Company did not report stock based compensation on the 1099 or W-2. The Company recorded $250,000 as accounts payable as of March 31, 2014 and December 31, 2013 for FICA costs for the years ended December 31, 2011-2013. The Company has not accrued any potential interest or penalties related to the taxes due to the Internal Revenue Service.

NOTE 7. OTHER CURRENT LIABILITIES

Other current liabilities were $1,237,000 and $2,268,999 as of March 31, 2014 and December 31, 2013, respectively. Such liabilities for March 31, 2014 consisted of $313,000 in amounts payable pursuant to a legal settlement, and $924,000 in amounts payable pursuant to the terms of stock repurchase agreements. Such liabilities for December 31, 2013 consisted of amounts payable pursuant to the terms of stock repurchase agreements. The Company acquired 2,268,999 shares of its common stock at $1.00 per share during December 31, 2013 with payments of $1,344,999 made during the three months ended March 31, 2014, and the remaining amount of $924,000 included in “other current liabilities” being due and payable.

NOTE 8. RELATED PARTY TRANSACTIONS

Properties

The Company’s principal executive offices were located at 5600 Tennyson Parkway, Suite 190, Plano, Texas 75024 during 2013. This office was shared with John Victor Lattimore, Jr., Chairman of the Company's board of directors, and entities affiliated with Mr. Lattimore on a rent-free basis. On January 20, 2014, the Company leased 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024 and no longer shares offices with Mr. Lattimore or his affiliates.

The Company maintained an office at 12 Gunnebo Drive, Lonoke, Arkansas 72086 for the media business, which consisted of 4,000 sq. ft. of office space. The office was leased for $916 per month, and the Company leased the office on a month-to-month basis. The facilities are owned by the J.S. Parnell Trust, of which Mr. Parnell, the former Chief Executive Officer, National Account Director and a Director of the Company, is trustee. The Company also maintained an office at 12 North Washington Street, Montoursville, Pennsylvania 17754 for the media business which consisted of 4,000 sq. ft. of office space. The office was leased from the Hoff Family Limited Partnership, which is controlled by the wife of Matthew Hoff, a stockholder and former employee of the Company. Lease payments were $2,000 per month, and the Company leased the office on a month-to-month basis. Both of these leases were assumed by an affiliate of Mr. Parnell in connection with the sale of the media business. See Note 11.

Since January 1, 2013, the Company has rented office space from Logic at 711 Fifth Avenue, 16th Floor, New York, NY 10022, which since May 1, 2013 has been on a month-to-month basis. Between January 1, 2013 and May 30, 2013, the Company paid rent of $3,750 per month, and as of June 1, 2013 the Company’s rent is $9,250 per month.

Notes with Affiliates of John Lattimore, Jr.

Unique Materials September 13, 2012 Note

On September 13, 2012, the Company entered into a Secured Convertible Promissory Note (the “September Note”) with Unique Materials LLC ("Unique Materials"), a Texas LLC affiliated with John Victor Lattimore, Jr., Chairman of the Company's board of directors, pursuant to which the Company borrowed $650,000 at 5% per annum interest from Unique Materials.

Under the terms of the September Note, the principal and unpaid accrued interest was due the earlier of September 15, 2015 or conversion into Company common stock at the demand of the holder at $2.85 per share. The September Note included a demand payment if the Chairman, President or Vice President or 20% or more of the Company's board of directors was changed after September 13, 2012. The September Note was secured by all mineral claims, real properties, fixed assets, inventory and accounts receivable and the proceeds were primarily used to repay the September Note.

On June 28, 2013, Unique Materials converted the outstanding principal due under the September Note together with interest of $25,644 into 675,644 shares of the Company's common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65, and the Company recorded the difference between the conversion price and the fair value of $439,169 as loss on settlement of debt.

Unique Materials November 20, 2012 Note

On November 20, 2012, the Company entered into an unsecured Promissory Note (the “November Note”) with Unique Materials maturing on November 20, 2015 pursuant to which the Company borrowed $250,000 at 5% per annum interest from Unique Materials.

On June 28, 2013, Unique Materials converted the outstanding principal due under the November Note together with interest of $7,534 into 257,534 shares of the Company's common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65, and the Company recorded the difference between the conversion price and the fair value of $167,397 as loss on settlement of debt.

Unique Materials February 4, 2013 Note

On February 4, 2013, the Company entered into an unsecured Promissory Note (the “February Note”) with Unique Materials maturing on February 4, 2016 pursuant to which the Company borrowed $150,000 at 5% per annum interest from Unique Materials.

On June 28, 2013, Unique Materials converted the outstanding principal due under the February Note together with interest of $2,950 into 152,950 shares of its common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65, and the Company recorded the difference between the conversion price and the fair value of $99,418 as loss on settlement of debt.

John and Mark Family Limited Partnership Note

On May 21, 2013, the Company entered into an unsecured Promissory Note (the “May Note”) with the John and Mark Family Limited Partnership (the “Partnership”), a Texas limited partnership affiliated with John Victor Lattimore, Jr., Chairman of the Company's board of directors, pursuant to which the Company borrowed $100,000 at 5% per annum interest from the Partnership. The May Note originally matured on June 30, 2013, and on June 30, 2013 the maturity date was extended to December 31, 2013.

In substitution of the May Note, on June 30, 2013, the Partnership entered into a secured Promissory Note in the principal amount of $100,000 bearing interest at 5% per annum and a maturity date of December 31, 2013 (the "June Note"). The June Note was secured by all mineral claims, real properties, fixed assets, inventory and accounts receivable and the proceeds.

On August 22, 2013, the Partnership converted the June Note into 66,667 shares of the Company’s common stock at $1.50 per share and waived the interest due on the May Note.  The fair market value of the Company common stock on August 22, 2013 was $2.35 per share, and the Company recorded a loss on debt settlement of $56,667, which equals the difference between the fair market value of the shares on the date of conversion and the conversion price. In connection with the conversion, the Partnership executed a Release of Mortgage and cancelled all security related to the Company’s real property and other assets.

Settlement Agreement

Pursuant to a Written Consent of a Majority of Shareholders of the Company dated August 24, 2012, directors John Victor Lattimore, Jr., H. Deworth Williams, Edward F. Cowle, Michael D. Parnell, and Harvey Kaye were purportedly re-elected to its board of directors, and existing directors Daniel McGroarty, Greg Schifrin and Kevin Cassidy were purportedly removed, thereby reducing the size of its board to five members. On September 12, 2012, the Company filed an action in the Eighth Judicial District Court, Clark County, Nevada (the "Nevada Action") entitled U.S. Rare Earths, Inc. v. Williams et al., Case No. A668230-B, challenging the validity and effectiveness of the Written Consent. On September 17, 2012, the Court in the Nevada Action issued a Temporary Restraining Order, or TRO, prohibiting any meetings of the Company's board of directors from taking place and prohibiting any persons from holding themselves out as members of its board of directors. On October 22, 2012, the Court in the Nevada Action issued a Preliminary Injunction mirroring the prohibitions of the TRO and appointing a Special Master to assist in (a) identifying those persons who are entitled to be considered stockholders, and (b) bringing about a stockholders meeting to address the composition of its board of directors.  The Court further decreed that no person was entitled to take any action on the Company’s behalf other than in the ordinary course of business pending a meeting of stockholders to be effectuated by the Special Master to be appointed by the Court for purposes of establishing a board of directors and the composition thereof.

On February 6, 2013, all of the parties in the Nevada Action entered into a Stipulation and Order to Modify the Preliminary Injunction, (the "Stipulation") to facilitate the interim operations of the Company. The Stipulation modified the Preliminary Injunction with respect to the Company's board of directors as follows: (a) the parties agreed that Kevin Cassidy, Daniel McGroarty, John Victor Lattimore, Jr., Winston Marshall, and Michael Parnell would comprise the members of its board of directors (the "Provisional Board"), pending the election of directors by the stockholders at a duly called and held stockholders’ meeting; (b)  Edward Cowle would be immediately reinstated as a member of the Provisional Board; (c) the Provisional Board would not ratify or approve any action of the purported board undertaken between August 23, 2012 and October 11, 2012; and (d) the Provisional Board would not issue any additional shares of its stock to any person without reasonable cash consideration unless all parties to the Nevada Action consented to such issuance.

In addition to the Nevada Action, a parallel action was filed by H. Deworth Williams and Edward F. Cowle against the Company (the "Utah Action"), entitled Williams et al. v. U.S. Rare Earths, Inc. (Case No. 2:12-cv-00905).  The Utah Action sought a writ of mandamus directing the Company to immediately recognize the Written Consent.

On March 27, 2013, the parties in the Nevada Action and the Utah Action entered into a Settlement Agreement and General Release (the "Settlement Agreement") which was approved on June 5, 2013 by the Eighth Judicial District Court, Clark County, Nevada, pursuant to which the parties agreed: (a)  to dismiss the pending Nevada Action and Utah Action and to release all claims against one another in those actions; (b) to release any claims pertaining to its sale of 2,045,450 shares of Company common stock sold to Lattimore Properties, Inc. on September 12, 2012 at a price of $0.27 per share for a total of $550,000; (c) to release any claims pertaining to the issuance of a convertible secured promissory note to Unique Materials, LLC on September 13, 2012 for $650,000 at 5% interest, convertible into Company common stock at not less than $1.00 per share; (d) to enter into a Stock Purchase Agreement pursuant to which H. Deworth Williams, Edward Cowle and Geoff Williams, or the Sellers, will sell 1,000,000 shares of Company common stock owned by the Sellers to John Victor Lattimore, Jr. or his affiliates for a total purchase price of $1,000,000; (e) to compensate Kevin Cassidy and his affiliated companies, including Logic International Consulting Group, LLC, known as Logic, with which the Company has an ongoing relationship, for their consulting services in connection wiht the settlement by issuing to them 3,000,000 shares of Company common stock plus a convertible unsecured promissory note for $650,000, convertible into common stock at a conversion price of $1.00 per share; (f) to grant to defendants H. Deworth Williams, Edward Cowle, Geoff Williams, Blue Cap Development Corp. and their affiliated entity, Thorium Energy, Inc., a right of first refusal—consistent with the terms and conditions put forth by a bona fide third-party commercial bidder to be determined by the parties—for a period of 10 years with respect to a contract for the disposition of thorium in connection with the Company’s mining of rare earth elements on its Lemhi Pass claims; and (g) to issue to John Victor Lattimore, Jr. or one of his affiliated companies an option to purchase up to 3,000,000 shares of Company common stock at a price of $1.00 per share and upon such other terms as are determined by the Company’s board of directors.

The Settlement Agreement also contained certain contingent agreements, which were conditioned upon the Company’s completion of a stock offering and/or PIPE transaction of more than $6,000,000 in the aggregate by the end of 2015. If the Company successfully completes such a stock offering and/or PIPE transaction, it has agreed to: (a) assume and maintain the lease of certain offices of the Company located in Salt Lake City, Utah; (b) reimburse H. Deworth Williams for certain business costs and expenses incurred for the benefit of the Company in an amount not to exceed $145,000; (c) reimburse defendants H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. for their costs and fees incurred in the Nevada Action and the Utah Action in an amount not to exceed $150,000; (d) to retrieve or “claw back” not less than 2.1 million shares of Company common stock that were authorized for issuance to certain affiliated individuals on August 27, 2012 for non-cash consideration and future services; and (e) to employ Edward Cowle as a senior level executive with the company.

As part of the Settlement Agreement, the parties also agreed to enter into a Voting Shareholder Agreement pursuant to which the parties will vote their respective shares to ensure that the size of its board of directors will remain at seven members (unless increased pursuant to the Company's bylaws or by applicable Nevada law), with (a) five members to be nominated by the Lattimore Shareholder Group (consisting of John Victor Lattimore Jr., Unique Materials LLC, Michael Parnell, Matthew Hoff, Kevin Cassidy, Daniel McGroarty and Winston Marshall), two of whom shall be independent directors; and (b) two members to be nominated by the Blue Cap Shareholder Group (consisting of Edward Cowle, H. Deworth Williams, Geoff Williams, Blue Cap Development Corp., and Children’s International Obesity Fund, Inc.).

Pursuant to the terms of the Settlement Agreement, the Company agreed to issue 3,000,000 shares of its common stock at a price of $1.00 per share to Kevin Cassidy, Logic, and James J. Cahill, the managing director and registered principal of Agincourt Capital, LLC, an affiliate of Logic, as compensation for the consulting services. On October 7, 2013, the Company issued 3,000,000 shares of common stock to Kevin Cassidy, controlling owner of Logic, as payment in full for the accrued liability associated with the consulting services. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the issuance of shares for payment of services should have been recorded June 5, 2013. As a result, the Company valued the 3,000,000 shares at the June 5, 2013 closing price for Company common stock of $1.94 per share and expensed an additional $2,820,000 for a total liability of $5,820,000 during the three months ended June 30, 2013. The Company also reclassified the original accrual of $3,000,000 related to the transaction by reducing the amount of loss on debt settlement (where the value of the transaction had been booked) by $3,000,000 (from $4,225,983 to $1,225,983) and recorded $5,820,000 to loss on legal settlement.

Conversion of Liability with Logic International Consulting Group, LLC and Kevin Cassidy

On June 28, 2013, Logic converted liabilities of $800,000 into 800,000 shares of common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65, and the Company recorded the difference between the conversion price and the fair value of $520,000 as loss on settlement of debt.

Lattimore Option

On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, Inc. (“Lattimore Properties”), pursuant to which it granted Lattimore Properties a three-year option to purchase up to 3,000,000 shares of its common stock, at $1.00 per share, for a purchase price of $75,000. The effectiveness of the option was conditioned on approval of the Settlement Agreement. Subsequent to the approval of the Settlement Agreement, the option had not been exercised as of March 31, 2014.

Repurchase Options

The Company entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which the Company (i) acquired 100,000 shares of its common stock at $1.00 per share during September 2013, (ii) acquired 952,001 shares at $1.00 per share during October 2013, and (iii) acquired 2,268,999 shares of common stock at $1.00 per share during December 31, 2013 with a portion of the payment in the amount of $1,344,999 made during the quarter ended March 31, 2014 and the balance of $924,000, which is currently due and owing, recorded in other current liabilities. The Company also obtained the right to acquire up to 800,000 shares of its common stock at $1.00 per share until April 30, 2014, up to 800,000 shares of its common stock at $1.10 per share until December 31, 2014, and up to 800,000 shares of its common stock at $1.00 per share until December 31, 2014 from existing stockholders.

Warrants or Other Rights Issued to Affiliates

On March 21, 2013, Diane Cassidy, sister of Kevin Cassidy, the Company’s Chief Executive Officer, exercised a warrant on a cashless basis resulting in the issuance of 194,445 shares of the Company’s common stock. The warrant was originally issued to Logic as compensation for services.

Forfeiture of Shares

On June 28, 2013, Mr. Parnell and Mr. Hoff each forfeited 750,000 shares of the 1,250,000 issuance discussed above. This 1,500,000 forfeiture is part of the retrieval or “claw back” of not less than 2,100,000 shares of common stock that was authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services in connection with the Settlement Agreement.

On September 26, 2013, McKim and Company LLC and James J. Cahill, an affiliate of Logic, forfeited 210,938 shares of the Company's common stock.

NOTE 9.  COMMON STOCK

The Company had the following equity transactions during the three months ended March 31, 2014:

During January 2014, the Company issued 125,000 shares of its common stock to investors for $312,500.

On March 10, 2014, a holder of a warrant exercised the warrant on a cashless basis resulting in the issuance of 16,016 shares of the Company’s common stock. The warrant price was $0.50 per share.

On March 17, 2014, the Company issued 50,000 shares of its common stock to a consultant in exchange for services.  The shares were valued at $129,500 and were expensed as selling, general and administrative expenses during the three months ended March 31, 2014.

A summary of the warrants issued as of March 31, 2014 were as follows:

	March 31, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at 12/31/13	2,947,087	$2.50
Issued	-	$-
Exercised	(20,000)	$0.50
Forfeited	-	$-
Expired	-	$-
Outstanding at end of period	2,927,087	$2.49
Exerciseable at end of period	2,927,087

A summary of the status of the warrants outstanding as of March 31, 2014 is presented below:

	March 31, 2014
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,591,111	2.34	$0.50	1,591,111
1,335,976	2.18	$4.85	1,335,976
2,927,087		$2.49	2,927,087	$2.49

Warrants convertible into 1,591,111 shares of Company common stock were “in the money” as the exercise price was less than the fair market value of a share of common stock on March 31, 2014. The intrinsic value of these warrants was $3,580,000 at March 31, 2014.

NOTE 10.  COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

Employment and Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement with Logic. Under the Services Agreement, Logic agreed to provide certain advisory services to the Company. On December 31, 2011, the Services Agreement was automatically extended to December 11, 2013 and can be renewed for additional 12-month periods unless either party gives the other 45 days written notice of termination. The Services Agreement can be cancelled with 90 days written notice. The Services Agreement provides for a monthly payment of $50,000 to Logic. As of March 31, 2014, the Company owed Logic the amount of $0 for accrued but unpaid service fees.

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

On June 28, 2013, Logic converted liabilities of $800,000 into 800,000 of shares of the Company’s common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 per share, and the Company recorded the difference between the conversion price and the fair value of $520,000 as loss on settlement of debt.

Since June 2013, the Company has also agreed to reimburse Logic for a portion of the compensation due to Mr. Cassidy’s administrative assistant in the amount of $2,500 per month.

Lattimore Properties

As of July 1, 2012, Lattimore Properties, an affiliate of John Victor Lattimore, Jr., the Company’s Chairman of the Board, entered into a Consulting Agreement with Logic pursuant to which Lattimore Properties is to provide executive management, strategic planning and general office administration to Logic for a fee of $25,000 per month. The agreement has a term of one year commencing on July 1, 2013, unless sooner terminated on 30 days’ prior written notice. The term of the agreement may be extended upon the mutual written agreement of the parties.

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as the Company’s Chief Financial Officer. Under the agreement Mr. Scott was entitled to $4,000 per month plus $3,000 of shares of the Company’s common stock per month based on a $2.85 per share price. On August 31, 2012, the Company’s board of directors approved the issuance of 72,000 shares of common stock to Mr. Scott. The term of the Consulting Agreement expired on December 31, 2012, and the Company paid Mr. Scott $5,000 per month on a month-to-month basis during 2013 and $10,000 per month during 2014. On April 30, 2014, Mr. Scott was removed as Chief Financial Officer and Secretary of the Company.

Diane Cassidy

Since June 2013, the Company retained Diane Cassidy, the sister of the Company’s Chief Executive Officer and Director, Kevin Cassidy, as a consultant to perform certain management services. From June to October 2013, Ms. Cassidy was paid at the rate of $5,000 per month increasing to $10,000 per month in November and December 2013 and since February 2014, she is paid at the rate of $16,667 per month.

Michael Parnell

On December 10, 2010, the Company entered into a Revised Employment Agreement with Michael Parnell, its former Chief Executive Officer, Chief Operating Officer and a Director. Under the terms of the employment agreement, Mr. Parnell’s annual salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Parnell was awarded 300,000 shares of restricted common stock. In the event that the Company is sold or merged or there is a change in control, Mr. Parnell was entitled to receive at his discretion, severance of $500,000 in cash or restricted common stock at $0.50 per share. Mr. Parnell was eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by the Company's board of directors. The employment agreement had a three-year term and was automatically renewable for additional one-year periods unless 90 days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to the Revised Employment Agreement with Mr. Parnell. The addendum extended the term of employment until December 10, 2015, subject to additional one-year renewal periods unless 90 days’ notice is provided by either party. The addendum provides, that Mr. Parnell’s annual salary for year four was $166,100 and $182,710 for year five. The Company also agreed to issue to Mr. Parnell 125,000 restricted shares of its common stock in years four and five.  In the event of a change in control by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable.

On June 26, 2013, Mr. Parnell resigned as the Chief Operating Officer and a Director of the Company and accepted the position of National Accounts Director for the media business.

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the media subsidiary of the Company, and certain related media assets held by the Company to Mr. Parnell or a designated affiliate of Mr. Parnell. On May 12, 2014, the Company and an affiliate of Mr. Parnell entered into a Master Sale Agreement and related Share Purchase Agreement and Asset Purchase Agreement and completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. In connection with this transaction, Mr. Parnell resigned as National Accounts Director on May 12, 2014 and the Revised Employment Agreement and addendum thereto were terminated immediately. See Note 11.

Daniel McGroarty

On November 29, 2011, Daniel McGroarty was appointed the Company’s President. On January 1, 2012, the Company entered into an Executive Employment Agreement with Mr. McGroarty employing Mr. McGroarty as its President. Under the terms of the employment agreement, Mr. McGroarty’s salary was $120,000 in year one and was to be negotiated in years two and three. The employment agreement also provided for the grant to Mr. McGroarty of 650,000 shares of restricted Company common stock and further provided that 100,000 shares of common stock that were previously granted to Mr. McGroarty were fully vested as of November 30, 2011. The employment agreement had a three-year term and was automatically renewable for additional one-year periods unless 90 days’ notice is provided by either party.

On August 14, 2013, the Company accepted the resignation of Daniel McGroarty effective July 31, 2013 as President of the Company and its subsidiaries. The parties entered into a Stock Repurchase Option and Severance Agreement whereby: (i) the parties agreed to settle all back pay and compensation claims with a payment of $60,000; (ii) the Company agreed to repurchase 100,000 of shares of its common stock from Mr. McGroarty on or before September 30, 2013 for $100,000 or $1.00 per share (paid); and (iii) the Company paid $40,000 for an option to acquire up to 800,000 shares of our common stock from Mr. McGroarty for $1.00 per share on or before April 30, 2014.

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities.

The Company leases its principal executive offices at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024-3818. The lease of this 1,588 square foot space is for a term expiring on November 30, 2016, and provides for monthly rental payments of $3,441.

The Company leases a corporate apartment at 5721 Henry Cook Boulevard, Plano, TX 75024. The lease of this 1,024 square foot space is for a term expiring on February 10, 2015, and provides for monthly rental payments of $1,730.

The Company also leases 5,000 square feet of office and storage space at 120 Vandervoot Street, Salmon, Idaho. The Salmon facility is used by our employees and contractors when they are involved in exploration or other activities relating to our Idaho or Montana claims and is also used to store tools, materials used in our exploratory activities, and samples collected from the claim sites. This lease provides for monthly rentals of $1,200 and expires June 3, 2014, with an option to renew for two terms of two years at a rent to be negotiated.

In addition, pursuant to the Settlement Agreement and General Release dated March 15, 2013, and approved by the District Court of Clark County, Nevada, on June 5, 2013, the Company is obligated, under certain circumstances, to assume a lease of certain office space in Salt Lake City, Utah with a monthly rent of $6,000.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2015	$59,165
2016	41,288
2017	27,525
2018	-
2019	-
Beyond	-
Total	$127,978

NOTE 11.  SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

During April 2014, the Company issued 52,000 shares of its common stock for $130,000.

On April 30, 2014, the Board of Directors of the Company appointed F. Scott Chrimes as Chief Financial Officer and Secretary effective immediately. Mark E. Scott was removed as Chief Financial and Secretary on the same date.

On May 12, 2014, the Company and Mach One Media Group, Inc. (“Mach One”) entered into a Master Sale Agreement and related Share Purchase Agreement and Asset Purchase Agreement pursuant to which Mach One acquired all of the outstanding stock of Media Depot, Inc., a wholly-owned subsidiary of the Company, and acquired the assets and assumed the liabilities of the Company related to the media business effective January 1, 2014. Mach One is an affiliate of Michael D. Parnell, the Company's former Chief Executive Officer, National Accounts Director and Director. In addition, the Company and the Michael D. Parnell Living Trust (the "Parnell Trust") entered into an amendment to the Repurchase Option Agreement dated January 28, 2014, whereby the Company has the option to repurchase up to 800,000 shares of its common stock from the trust at $1.00 per share. The amendment extends the date on which the Company may exercise the right to repurchase the first 200,000 shares from March 15, 2014 to June 15, 2014 such that the Company may, at its option, repurchase 400,000 shares on or before June 15, 2014 and a further 200,000 shares on each of September 15, 2014 and December 15, 2014. The Company and Mr. Parnell also entered into a Termination and Release Agreement whereby Mr. Parnell resigned as National Accounts Director of the Company effective immediately, his employment agreement was terminated, and all compensation due to Mr. Parnell was extinguished. The agreement also provides for a mutual release of claims by the parties, and an indemnification by the Company of Mr. Parnell in certain circumstances.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on the expectations of management, which reflect estimates and assumptions made by management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. Our actual results may differ materially from those anticipated, estimated, projected or expected by management. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

Current Assets and Operations

U.S. Rare Earths, Inc. (“we”, “us”, “our” or the “Company”) is a rare earth elements exploration company seeking to identify and ultimately mine commercially-viable sources of domestic rare earth elements.

We hold over 1,300 unpatented lode mining claims located on approximately 25,000 acres of land in Idaho, Montana and Colorado. In Idaho and Montana our claims are located in the Lemhi Pass mineral trend in Lemhi County, Idaho, and Beaverhead and Ravalli Counties, Montana. These claims are grouped into projects that include the Last Chance and Sheep Creek Projects in Montana and the North Fork, Lemhi Pass and Diamond Creek Projects in Idaho. In Colorado, the claims include the Powderhorn Project located in Gunnison County and the Wet Mountain Prospect located in Fremont County, Colorado. We are not producing rare earth elements from any of our claims and further exploration will be required in order to evaluate and identify the commercial viability of producing rare earth elements from any of our claims. As a result we have no probable or proved reserves of rare earth elements.

Our operations are exploratory in nature. We currently do not have any producing claims and further exploration will be required before a final evaluation as to the economic and practical feasibility of any of our properties is determined. As a result, we are considered an exploration stage company under SEC criteria because we have not demonstrated the existence of proven or probable reserves at our claims. Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, all of our investment in mining claims to date has been expensed as incurred and therefore does not appear as assets on our balance sheet. We expect exploration expenditures will continue during 2014 and subsequent years provided that sufficient working capital is available from financing sources. We expect to remain as an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time as we demonstrate the existence of proven or probable reserves that meet SEC guidelines. In addition, unless rare earth elements mineralized material is classified as proven or probable reserves, all expenditures for exploration and development will continue to be expensed as incurred.

Our principal source of liquidity for the next several years will be the continued raising of capital through the issuance of equity or debt securities. We plan to raise funds for each step of our projects and as each step is successfully completed, raise the capital for the next phase. We believe this approach will reduce the cost of capital as compared to trying to raise all of the capital for our anticipated funding needs at once. However, since our ability to raise additional capital will be affected by many factors, most of which are not within our control, no assurance can be given that we will in fact be able to raise the additional capital as is needed.

Sale of Media Business

On January 28, 2014, we entered into a binding letter of intent to sell the common stock of Media Depot, Inc., our media business subsidiary, and certain related media assets of ours to Michael D. Parnell, our former Chief Executive Officer, National Accounts Director and Director, or an affiliate of Mr. Parnell. On May 12, 2014, we completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014.

Results of Operations

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013	$ Variance	% Variance

Revenues	$-	$-	$-	0%
Cost of revenues	-	-	-	0%
Gross margin	-	-	-	0%
Operating expenses:
Selling, general and administrative expenses	2,043,605	825,265	1,218,340	-148%
Exploration expense	120,701	49,739	70,962	-143%
Total operating expenses	2,164,306	875,004	1,289,302	-147%
(Loss) from operations	(2,164,306)	(875,004)	(1,289,302)	-147%
Other income (expense):
Interest expense	(690)	(12,226)	11,536	94%
Loss on legal settlement	(313,000)	-	(313,000)	-100%
Total other (expense)	(313,690)	(12,226)	(301,464)	-2466%
(Loss) before income taxes	(2,477,996)	(887,230)	(1,590,766)	-179%
Income tax expense	-	-	-	0%
(Loss) from continuing operations	(2,477,996)	(887,230)	(1,590,766)	-179%
Income from discontinued operations	1,230	88,591	(87,361)	-99%
Net loss	$(2,476,766)	$(798,639)	$(1,678,127)	-210%

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 consisted primarily of expenses related to employees and independent contractors, equity awards, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs. Selling, general and administrative expenses for the three months ended March 31, 2014 increased $1,218,340 to $2,043,605 as compared to $825,265 for the three months ended March 31, 2013. The increase related to (i) increased stock-based compensation expense of $912,500; (ii) increased consulting expense of $337,012; and (iii) other increases in selling, general and administrative expenses of $187,403, which amount was reduced by lower legal costs in the period of $218,575.

Exploration expenses

Expenses for the three months ended March 31, 2014 consisted of payments to our independent geologist, geoanalysis, claim permit expenses and staking of claims in the Diamond Creek Project in Idaho and the Last Chance Project in Montana. For the three months ended March 31, 2013, expenses consisted primarily of payments to our independent geologist. Exploration expenses for the three months ended March 31, 2014 increased $70,962 to $120,701 as compared to $49,739 for the three months ended March 31, 2013. The increase is primarily attributable to increased expenses associated with our staking the references claims in 2014.

Other Expenses

Interest expense for the three months ended March 31, 2014 is related to the financing of our directors and officers insurance. Interest expense for the three months ended March 31 2013 consisted primarily of interest on note payable-related party and convertible debentures-related party. Interest expense for the three months ended March 31, 2014 decreased $11,536 to $690 as compared to $12,226 for the three months ended March 31, 2013. The decrease is primarily attributable to the conversion of the note payable-related party and convertible debentures-related party into equity during 2013.

In addition, during the three months ended March 31, 2014, we incurred other expense of $311,770 in non-cash items related to loss on legal settlement of $313,000, offset by gain on disposition of the media subsidiaries of $1,230.

On March 8, 2013, we entered into an Option Purchase Agreement with Lattimore Properties, Inc. (“Lattimore Properties”) pursuant to which we granted Lattimore Properties a three-year option to purchase up to 3,000,000 shares of our common stock for a purchase price of $75,000. The effectiveness of the option was conditioned on settlement of litigation pending in the District Court of Clark County, Nevada and the U.S. District Court for Utah. On June 5, 2013, the District Court of Clark County, Nevada approved the Settlement Agreement and General Release by and among the Company, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams, and Blue Cap Development Corp., on the other hand. We valued the option at $1.73 per share using Black Scholes methodology and expensed $5,103,600, net of the $75,000 paid by Lattimore Properties as loss on legal settlement.

Net Loss

As a result of the increase in general and administrative expenses, exploration expenses and the loss on legal settlement, the net loss for the three months ended March 31, 2014, was $2,476,766 as compared to a net loss of $798,639 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At March 31, 2014, we had cash of $115,825 and a working capital deficit of $3,051,333. At December 31, 2013, we had cash of $2,216,102 and a working capital deficit of $2,033,090. This decrease in cash was due primarily to share repurchase payments. We expect the discontinuation of the media business to provide an immaterial improvement to our cash flow since our operating expenses exceeded revenues for each of the last two fiscal years.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2014, was $1,045,778. This amount was primarily related to a net loss of $2,476,766 offset by $1,361,748 in non-cash expenses related to: (i) stock based compensation and shares issued for services of $1,042,000; (ii) a loss on legal settlement of $313,000; and (iii) other non-cash expenses of $6,748. Net cash used in operating activities for the three months ended March 31, 2013 was $204,966. This amount was primarily related to a net loss of $798,639, offset by an increase in accounts payable and accrued expenses of $671,940 and non-cash expenses totaling $4,366.

Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2014 and March 31, 2013 were $0 and $0, respectively.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2014 was $1,054,499. This amount was primarily related to cash paid for common stock repurchases of $1,344,999 and the payment of deferred financing costs of $22,000 offset by the proceeds from our sale of common stock of $312,500.  Net cash provided by financing activities for the three months ended March 31, 2013 was $150,000. This amount was related to proceeds from a related party note payable.

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

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However we cannot assure you that additional financing will be available when needed on favorable terms, or at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders will experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will have to curtail our plans and possibly cease our operations.

If commercially viable rare earth element reserves are proven, additional capital will be needed to actually develop and mine those reserves. Even if such reserves are found, we will not be able to develop our mining operations should we be unable to obtain the necessary financing.

Our contractual cash obligations as of March 31, 2014 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$127,978	$59,165	$68,813	$-	$-
Capital lease obligations	-	-	-	-	-
Note payable	-	-	-	-	-
Mining expenditures (1)	4,415,000	4,415,000	-	-	-
Payments under Stock Repurchase Option Agreements (2)	924,000	924,000	-	-	-
	$5,466,978	$5,398,165	$68,813	$-	$-

(1)
We have budgeted the expenditures set forth below for the next 12 months, depending on additional financing, for exploration and developement costs and general and administrative expenses to implement our business plan.

Expenditures	$
Exploration costs	$4,215,000
Property payments	100,000
Future property acquisitions	100,000
Total mining	4,415,000
General and administrative	800,000
Total	$5,215,000

(2)
We entered into repurchase option agreements with existing stockholders under which we (i) acquired 100,000 shares of our common stock at $1.00 per share during September 2013, (ii) acquired 952,001 shares of our common stock at $1.00 per share during October 2013, and (iii) aquired 2,268,999 shares of our common stock at $1.00 per share during December 2013 with payments to be made in 2014. Certificates representing the 2,268,999 shares of common stock have been delivered to us and cancelled. As of May 9, 2014, we made payments of $1,344,999 to the holders of such shares of common stock with the balance of $924,000 recorded as “other current liabilities” and is currently due and payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The application of U.S. GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 2 to the financial statements set forth in this report), the following policies involve a higher degree of judgment and/or complexity:

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of March 31, 2014, we had $0 deposited in uninsured cash accounts.

Property and Equipment

Equipment consists of machinery, furniture, fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 5-7 years.

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

As of March 31, 2014, our management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at March 31, 2014.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014, we made the following sales of unregistered equity securities:

During January 2014, we issued 125,000 shares of our common stock for $312,500.

On March 10, 2014, a holder of a warrant exercised a warrant on a cashless basis resulting in the issuance of 16,016 shares of our common stock.

On March 17, 2014, we issued 50,000 shares of our common stock to a consultant for investor relation services.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2014, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

The following disclosure would have been otherwise made on Form 8-K under “Item 1.01. Entry into a Material Definitive Agreement.”

On May 12, 2014, we and Mach One Media Group, Inc. (“Mach One”) entered into a Master Sale Agreement and related Share Purchase Agreement and Asset Purchase Agreement pursuant to which Mach One acquired all of the outstanding stock of Media Depot, Inc., our wholly-owned subsidiary, and acquired the assets and assumed the liabilities of ours related to the media business effective January 1, 2014.

Mach One is an affiliate of Michael D. Parnell, our former Chief Executive Officer, National Accounts Director and Director. In addition, we and the Michael D. Parnell Living Trust ("the Parnell Trust") entered into an amendment to the Repurchase Option Agreement dated January 28, 2014, whereby we were granted the option to purchase up to 800,000 shares of our common stock from the Parnell Trust for $1.00 per share. The amendment extends the date on which we may exercise the right to repurchase the first 200,000 shares from March 15, 2014 to June 15, 2004 such that we may, at our option, repurchase 400,000 shares on or before, June 15, 2014 and a further 200,000 shares on each of September 15, 2014 and December 15, 2014.

We and Mr. Parnell also entered into a Termination and Release Agreement whereby Mr. Parnell resigned as National Accounts Director  effective immediately, his employment agreement  was terminated, and all compensation due to Mr. Parnell was extinguished. The agreement also provides for a mutual release of claims by the parties and an indemnification of Mr. Parnell by us in certain circumstances.

The summaries of the foregoing agreements are qualified in their entirety by reference to the Master Sale Agreement, Share Purchase Agreement, Asset Purchase Agreement, Amendment No. 1 to Repurchase Option Agreement, and Termination and Release Agreement attached hereto as Exhibits 10.1 through 10.5, respectively.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

10.1	Master Sale Agreement made as of May 12, 2014, by and between U. S. Rare Earths, Inc. and Mach One Media Group, Inc.

10.2	Share Purchase Agreement made as of May 12, 2014, by and between U.S. Rare Earths, Inc. and Mach One Media Group, Inc.

10.3	Asset Purchase Agreement made as of May 12, 2014, by and between U.S. Rare Earths, Inc. and Mach One Media Group, Inc.

10.4	Amendment No. 1 to Repurchase Option Agreement made as of May 12, 2014, by and between U.S. Rare Earths, Inc. and the Michael D. Parnell Living Trust.

10.5	Termination and Release Agreement made as of May 12, 2014, by and between U.S. Rare Earths, Inc. and Michael D. Parnell.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from U.S. Rare Earth’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: May 15, 2014	By:	/s/ Kevin M. Cassidy
Kevin M. Cassidy
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ F. Scott Chrimes
F. Scott Chrimes
Chief Financial Officer ( Principal Financial and Accounting Officer)