Form 10-K/A
period 2013-12-31
U.S. RARE EARTHS, INC
filed 2014-07-03
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE:                                                                                                None

  EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report for the period ended December 31, 2013 filed on April 15, 2014 (the “Original 10-K”) of U.S. Rare Earths, Inc. (the “Company”).

For convenience, this amended Annual Report on Form 10-K/A sets forth the original filing in its entirety as amended where necessary to reflect the Amendment.  The following sections were revised to reflect the amendment:

Cautionary Note Regarding Forward-Looking Statements and Other Information

●	Revised to remove reference to the Private Securities Litigation Reform Act.

Glossary of Selected Mining Terms

●	Amended and restated in its entirety.

Part I, Item 1 and 2. Business and Properties.

●	Amended and restated in its entirety.

Part I, Item 1A. Risk Factors.

●
The risk factor “Our management has concluded that we have material weaknesses in our internal controls over financial reporting and that our disclosure controls and procedures are not effective” has been supplemented to describe steps being taken to remedy these weaknesses.

●	The following risk factors have been added:

“We may become subject to tax assessments, penalties and interest for historically processing compensation as independent contractors rather than as payroll.”

“We have limited insurance coverage and may incur losses in excess of any claims which we are obligated to pay.”

“Our officers and directors have had limited personal visits to our projects.”

●
The risk factor “Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.” has been deleted.

      Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Changes to the number and acreage of the Company’s mining claims have been made to conform to the disclosure in Item 1 and 2. Business and Properties.

                Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

●	Changes were made to the section “Policies and Procedures for Related Person Transactions” to revise the process by which related person transactions are approved.

       Part II, Item 6. Financial Statements and Supplementary Data.

●	Changes to the number and acreage of the Company’s mining claims have been made in Note 1 to conform to the disclosure in Item 1 and 2. Business and Properties.

●
 Changes were made to the section entitled “Accrued Employee Taxes” in  Note 6 to include, among other things, the amounts of stock based compensation that were not reported on Form 1099 or W-2 for years ended December 31, 2011 and 2012 and to disclose the basis upon which the Company has not accrued any potential interest or penalties related to taxes due to the IRS.

This Amendment should be read in conjunction with the Original 10-K, and the Company’s other filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the Original 10-K on April 15, 2014. The Original 10-K has not been amended or updated to reflect events occurring after April 15, 2014, except as specifically set forth in this Amendment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
AND
OTHER INFORMATION

The statements contained in this Annual Report of U.S. Rare Earths, Inc. and its consolidated subsidiaries that are not historical facts are forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

“AEC” means the United States Atomic Energy Commission.

“Adit” means an opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

“Assay” – means a measure of the valuable mineral content.

“Azimuth” means the angle of horizontal deviation, measured clockwise, of a bearing from a standard direction, as from north or south.

“BLM” means the United States Bureau of Land Management and any successor entity having authority with respect to our claims.

“Claims” means  over 1,270 unpatented mining claims on approximately 22 ,000 acres of land in Colorado, Idaho and Montana held by us.

“Core” means the long cylindrical piece of a rock, approximately  an inch in diameter, brought to the surface by diamond drilling.

“Deposit” means an informal term for an accumulation of mineral ores.

“Development stage” means the U.S. Securities and Exchange Commission’s descriptive category applicable to public mining companies which are engaged in the preparation of established commercially minable deposits and ore reserves but which are not in the production stage.

“Diamond drilling” means a drilling method in which the cutting is done by abrasion using diamonds embedded in a matrix rather than by percussion.  The drill cuts a core of rock, which is recovered in long cylindrical sections.

“Exploration stage” means the U.S. Securities and Exchange Commission’s descriptive category applicable to public mining companies which are  engaged in the search for mineral deposits and ore reserves and which are neither in the development or production stage.

“Feasibility Study” means an engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.

“General Mining Law” means the General Mining Law of 1872, as amended.

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

“Production stage” means the U.S. Securities and Exchange Commission’s descriptive category applicable to public mining companies which are engaged in the exploitation of mineral deposits and ore reserves.

“Project” means an identified group of claims consolidated for exploration activities, the value of which has not been determined by exploration.

“Prospect” means a geological area which is believed to have the potential for rare earth production.

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

“Rare Earth Elements” or “REEs” include 16 chemical (metallic) elements  consisting of the 15  “lanthanide elements” (cerium, lanthanum, neodymium, praseodymium, promethium, samarium, europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium) and yttrium.

“Reserve” means that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

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

        Currently, our operations are exploratory in nature. We hold over 1,270 unpatented lode mining claims that cover approximately 22,000 acres of land in Idaho, Montana and Colorado. In Idaho and Montana, our claims are located in the Lemhi Pass mineral trend in Lemhi County, Idaho, and Beaverhead and Ravalli Counties, Montana. These claims are grouped into projects that include the Last Chance and Sheep Creek Projects in Montana and the North Fork, Lemhi Pass and Diamond Creek Projects in Idaho. In Colorado, the claims include the Powderhorn Project in Gunnison County, and Wet Mountain Project in Fremont County. We are not producing rare earth elements from any of our claims and further exploration will be required in order to evaluate and identify the commercial viability of producing rare earth elements from any of our claims. As a result, we have no probable or proved reserves of rare earth elements.

        We historically had two business segments: (i) co-op advertising services which encompassed radio, television, cable, print or outdoor advertising, print ads and production of electronic commercials conducted through Media Depot, Inc., a wholly-owned subsidiary of the Company, or Media Depot, and a subsidiary of Media Depot, Media Max, Inc., as well as certain other assets held by us; and (ii) a rare earth elements exploration and claims business acquired through mergers with several companies. Our management has determined to exit the advertising business, and to focus solely on the creation of a completely independent American-based rare earth exploration company with claims located in the continental United States.

        Our principal executive offices are located at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024. The telephone number is 972-294-7116. Our principal website address is www.usrareearths.com. The information contained on, or that can be accessed through, our website is not incorporated into and is not a part of this prospectus. We have included our website address in this prospectus solely as an inactive textual reference.

Company History and Structure

        We were incorporated in the State of Delaware on July 27, 1999 and changed our domicile to the State of Nevada in December 2007. We were originally organized for general investment purposes under the name "Calypso Financial Services, Inc." We entered the advertising business through the merger of Calypso Acquisitions, Inc., a wholly-owned subsidiary of ours, with and into Media Depot, Inc., a Nevada corporation, on December 31, 2007. Following the acquisition, we changed our name to Calypso Media Services Group, Inc. and re-domiciled as a Nevada corporation.

        In December 2010, Calypso Media Services Group entered the mining exploration business through the merger of its wholly-owned subsidiary, Calypso Merger, Inc., into Seaglass Holding Corp., which held rights to more than 600 unpatented lode mining claims covering more than 12,000 acres of land located in Fremont, Gunnison and Saguache Counties of Colorado. Based on geological studies published by various government agencies, as well as our own exploration efforts to date on our claims, we believe these mineral claims are on, near, or adjacent to anomalous features believed to contain rare earth elements. Pursuant to the terms of the merger agreement, the stockholders of Seaglass exchanged 100% of the outstanding common stock of Seaglass for 5,900,000 unregistered shares of our common stock valued at $.50 per share or $2,950,000. An independent evaluation was performed by a licensed professional engineer to estimate the fair market value of the claims on the date of acquisition. Based on this report, we assigned a fair value to the claims of $326,000 and recorded an impairment expense of $2,624,000 for the year ended December 31, 2010. At the time of the Seaglass merger, Calypso Media Services Group changed its name to Colorado Rare Earths, Inc.

        Colorado Rare Earths further expanded its exploration business in August 2011 when U.S. Rare Earths, Inc., a Delaware corporation, or Old USRE, was merged into Seaglass. With this merger, Colorado Rare Earths acquired rights to 583 unpatented lode mineral claims located in Lemhi County, Idaho, and 56 unpatented lode mining claims located in Beaverhead and Ravalli Counties, Montana. The mineral claims cover over 9,600 acres of land. Based on geological studies published by various government agencies, as well as our own exploration efforts to date on our claims, we believe these mineral claims are on, near, or adjacent to anomalous features believed to contain rare earth elements. Pursuant to the terms of the merger agreement, Old USRE stockholders exchanged 100% of their outstanding common stock for 5,000,000 unregistered shares of our common stock valued at $2.85 per share. As part of the acquisition price, we also assumed several notes payable in the aggregate amount of $1,450,000. At the closing, we paid $500,000 related to the booked notes payable. We did not obtain a valuation of the mineral properties at the time of the merger. As a result, we assigned a fair value to the claims of $0 and recorded an impairment expense of $15,678,000 for the year ended December 31, 2011. Following the merger, we changed our name to "U.S. Rare Earths, Inc."

        We have maintained most of the claims acquired through the above-described mergers and have acquired new claims. Today, we hold over 1,270 unpatented lode mining claims for rare earth elements covering approximately 22,000 acres of land in Idaho, Montana, and Colorado. Exploration on these projects is discussed under "Properties—Mining Claims" below.

Current Operations

        Our current operations are exploratory in nature. We are considered an exploration stage company under SEC criteria because we have not demonstrated the existence of proven or probable reserves at our claims and have not conducted any actual mining operations. Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, all of our investments in mineral properties to date have been expensed as incurred and therefore do not appear as assets on our balance sheet. We expect exploration expenditures will continue during 2014 and subsequent years. We expect to remain an exploration stage company for the foreseeable future. We will be deemed an exploration stage company until such time as we demonstrate the existence of proven or probable mineral reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

        Our principal source of liquidity for the next several years will be capital raises through the sale and issuance of equity and debt securities. However, since our ability to raise additional capital will be affected by many factors, most of which are not within our control, there can be no assurance that we will be able to raise the additional capital, as and when needed, to fund our ongoing operations. Please see "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the challenges we face in raising capital and with respect to our current liquidity.

Our Market Opportunity

        Global demand for REEs has experienced an upward trend. This is projected to continue to grow as a result of the developing rare earth elements supply chain as more high-tech and green industry applications come to market. During this time, China has been the primary producer and refiner of rare earth elements. With China's dominance of the production and refinement of REEs, the rest of the world is currently dependent on Chinese exports to meet its own growing needs specifically related to heavy rare earth elements and critical rare earth elements.

        According to IMCOA and Curtin University, global demand for rare earth oxides in 2013 was estimated to be between 120,000 and 130,000 metric tons growing to between 140,000 and 150,000 metric tons in 2015. At the same time, IMCOA and Curtin University estimate that Chinese rare earth oxide production in 2013 was 100,000 metric tons growing to 110,000 metric tons in 2015 with an estimated domestic Chinese demand of approximately 80,000 metric tons in 2013 growing to 90,000 metric tons in 2015. Therefore, with global demand growing at a faster pace than Chinese excess supply, we believe greater rare earth supply sources outside of China will be needed to make up the shortfall to meet global demand.

        While production from new operations such as Mountain Pass in California and Mt. Weld in Western Australia may be able to make up some of the shortfall between demand and supply, according to the CRS Report, several forecasts show that there may be shortfalls of some rare earth elements.

        As we hold unpatented lode mining claims to nearly all of the historically known rare earth element mineralization occurrences in the Lemhi Pass District of East-Central Idaho and South-Western Montana, we believe we can play an important role in addressing this increasing supply/demand disparity.

Rare Earth Elements Market Overview

        The discussion concerning the rare earths industry included in this prospectus includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third party research, surveys and studies are reliable, we have not independently verified such information.

What are Rare Earth Elements?

        The rare earth elements are a group of 16 chemical (metallic) elements consisting of the 15 lanthanide elements along with yttrium. They share many similar properties, and all tend to occur together in geological deposits, although in varying concentrations. Rare earth elements are relatively common; however, they are referred to as "rare" because they are not often found in commercially exploitable concentrations. The principal mineral sources for rare earth elements are bastnasite, monazite, ion-absorption clays and loparite. Despite their relative abundance, rare earth elements are more difficult to mine and extract than equivalent sources of transition metals, making rare earth elements relatively expensive.

        Rare earth elements generally fall into one of two categories—the light rare earth elements, which include lanthanum, cerium, praseodymium, neodymium, promethium, samarium and europium, and the heavy rare earth elements, which include gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium, lutetium and yttrium. Rare earth element mineral deposits are usually rich in light rare earth elements. Heavy rare earth element deposits have a lower concentration of light rare earth elements with a significantly higher percentage of heavy rare earth elements. While light rare earth elements tend to be more abundant, one light rare earth element—neodymium—and four heavy rare earth elements—europium, terbium, dysprosium and yttrium—are in sufficiently short supply that they are referred to as "critical rare earth elements".

        The oxides produced from processing rare earth elements are commonly referred to as rare earth oxides.

Rare Earth Element Uses

        Rare earth elements are necessary components in many high technology and green energy related products in both civilian and national security applications. Currently, the dominant end uses for rare earth elements in the United States are for automobile catalysts and petroleum refining catalysts, use as phosphors in color television and flat panel displays (cell phones, portable DVDs, and laptops), permanent magnets and rechargeable batteries for hybrid and electric vehicles, and numerous medical devices. There are important defense applications such as jet fighter engines, missile guidance systems, anti-missile defense systems, and satellite and communication systems. Permanent magnets containing neodymium, gadolinium, dysprosium, and terbium are used in numerous electrical and electronic components and new-generation generators for wind turbines. The following table derived from the CRS Report identifies the major end use for the following rare earth elements:

Rare Earth Elements	Major End Use
Cerium	Auto catalyst, petroleum refining and metal alloys
Dysprosium	Permanent magnets and hybrid engines
Erbium	Phosphors
Europium	Red color for television and computer screens
Gadolinium	Magnets
Holmium	Medical lasers, glass coloring, and defense infrared counter measure systems and range finding.
Lanthanum	Hybrid engines and metal alloys
Lutetium	Catalyst in petroleum refining
Neodymium	Auto catalyst, petroleum refining, hard drives in laptops, headphones and hybrid engines
Praseodymium	Magnets
Samarium	Magnets
Terbium	Phosphors and permanent magnets
Thulium	Medical x-ray units
Ytterbium	Lasers and steel alloys
Yttrium	Red color, fluorescent lamps, ceramics and metal alloy agent

Rare Earth Element Demand

        IMCOA and Curtin University estimated worldwide demand for rare earth oxides in 2010 to be approximately 123,000 metric tons. IMCOA estimates demand for rare earth oxides will grow to approximately 145,000 metric tons in 2016 and between 200,000 to 240,000 metric tons in 2020.

        The CRS Report, estimated rare earth demand by application for 2010 and 2015 based on data provided by IMCOA in 2011 as follows:

Rare Earth Demand by Application—U.S. and World, 2010

Rare Earth Demand by Application—U.S. and World, 2015

Rare Earth Element Production and Reserves

        Historically, the United States was the leading producer of rare earths from 1965 to the mid-1980s. During this period, the United States provided the majority of rare earth minerals to the rest of the world from the Mountain Pass mine in California. However, by 1986, China surpassed the United States to be the world's top producer and major supplier of rare earths. As illustrated by the following table from the CRS Report showing production and reserves of rare earth elements by country in 2011, China has dwarfed all other producers, supplying some 95% of the world's rare earth elements. During 2012, Molycorp's Mountain Pass mine in California came back into production and, according to Molycorp's 2013 annual report, the Mountain Pass mine produced approximately 2,000 metric tons of rare earth oxides in the third and fourth quarters of 2013 with a design capacity of 19,050 metric tons per year. In addition, Lynas Corporation's Mt. Weld mine in Australia has come on line, but, according to the CRS Report, has yet to reach its projected production capacity of 11,000 metric tons per year. Given the timeline for current exploration projects to come into production, if at all, we believe that China will continue to dominate the market for rare earth elements for the foreseeable future.

Rare Earth Element Prices

        According to the CRS Report, prices of rare earth oxides rose rapidly in 2010 and 2011, while rare earth oxide prices declined in the first half of 2012 through the second quarter in 2013. The CRS Report attributes the price increases to restrictions on Chinese rare earth exports and lack of capacity elsewhere in the world and attributes the price declines to softer demand (e.g., some substitution, high stocks, and a slow economic recovery). We believe that China's dominance of the global rare earth elements market gives it the ability to exercise substantial control over the current pricing of rare earth elements. We also believe that, until a domestic, readily available, transparent, and free market source of rare earths production becomes available, China will maintain substantial control over market prices for the foreseeable future.

        The following table shows prices for selected rare earth elements from 2008 to mid-year 2013.

Source:    CRS Report as provided by IMCOA, 2011, 2013 and METI, 2011.

        We believe that the anticipated shortages of rare earth elements worldwide, coupled with the desirability from the standpoint of national security for developing sources of rare earth elements within the United States, creates an opportunity to develop a successful rare earth elements mining and processing business. We are at the early stages of exploration on our Montana, Idaho, and Colorado prospects and have neither proven nor probable reserves; nor have we completed preliminary feasibility studies for any of these prospects. However, based on geological studies published by various government agencies as well as our own exploration efforts to date on our claims, we believe that these opportunities are worth pursuing.

Properties

        We do not own real property and have no plans to acquire any real estate. Our mining claims and other real property interests specifically related to mining are discussed below.

Summary of Our Mining Claims

        Currently, our operations are exploratory in nature. We hold over 1,270 unpatented lode mining claims covering approximately 22,000 acres of land in Idaho, Montana and Colorado. In Idaho and Montana, our claims are located in the Lemhi Pass mineral trend in Lemhi County, Idaho, and Beaverhead and Ravalli Counties, Montana. These claims are grouped into projects that include the Last Chance and Sheep Creek Projects in Montana and North Fork, Lemhi Pass and the Diamond Creek Projects in Idaho. In Colorado, the claims include the Powderhorn Project in Gunnison County, and the Wet Mountain Project in Fremont County. These claims have been filed with the Bureau of Land Management, or BLM, pursuant to the General Mining Law on federal lands where both the surface and mineral interests are owned by the United States government.

        All of our mining claims are wholly owned without any royalties or shared interest. As part of the Settlement Agreement described in the section entitled "Transactions with Related Persons", we granted a ten-year right of first refusal—consistent with the terms and conditions proposed by a bona fide third-party commercial bidder determined by the parties—with respect to a contract for the disposition of thorium in connection with any future mining of rare earths on our Lemhi Pass properties.

        Our number of mining claims by state, project and covered acres are summarized in the table below.

U.S. Rare Earths Inc.'s Mining Claim Summary.

Claims			Count	Covered Acres
State	Project	Prospect
Montana			56	937
	Last Chance		44	693
	Sheep Creek		12	244
Idaho			583	8,677
	North Fork		456	6,475
		Silver King	10	203
		Cardinal	59	461
		Jackpot	28	333
		Radiant	59	62
		Bus	27	558
		Non-Prospect NF	273	4,858
	Lemhi Pass		98	1,650
	Diamond Creek		28	552
Colorado			611	12,173
	Powderhorn
		Satellite	175	3,483
		Rudolph Hill	302	5,962
	Wet Mountains		134	2,728

Total			1,273	21,786

        Our claims and our activities to date with respect to our claims are discussed below.

Montana and Idaho

Summary

        We have more than 630 unpatented lode mining claims in Beaverhead and Ravalli Counties, Montana, and in Lemhi County, Idaho, that cover more than 9,600 acres of land. All of these claims are located on properties that are part of a mineralized trend that we refer to as the Lemhi Pass mineral trend as illustrated in the map in Figure 1 below. This trend extends for approximately 60 miles through Montana and Idaho and contains known anomalous rare earth mineralization, based on certain reports described below. For purposes of exploration and assessment, we have broken our claims in the Lemhi Pass mineral trend into five exploration projects, two in Montana (Last Chance and Sheep Creek) and three in Idaho (North Fork, Lemhi Pass and Diamond Creek). The relative positions of these projects within the Lemhi Pass mineral trend may be seen on the map in Figure 1 below.

Figure 1

History of Exploration in the Lemhi Pass Mineral Trend

        The Lemhi Pass mineral trend has had two general periods of historical exploration and prospecting, the first of which started in 1883 and was principally for copper. The second period began in 1950 following the discovery of thorium in the area and extended through the 1980's. This exploration was conducted by various entities, sometimes with federal government funding, and was focused upon the potential use of thorium. This exploration included core-hole drilling and surface sampling, as well as some surface excavation to expose a mineral vein in many areas, including several longitudinal cuts that expose the Last Chance vein with a known length of 4,350 feet. In addition, some underground exploration was undertaken on the Last Chance vein. Several mine tunnels were excavated extending some 1,300 feet, in addition to a vertical shaft of 80 feet.

        While much of the analysis of our 2013 exploration is not yet published, the U.S. Geological Survey, or USGS, and Idaho Bureau of Mines and Geology issued a number of reports evaluating the Lemhi Pass rare earth-thorium mineralization trend. This work indicates the presence of monazite and xenotime—mineral sources for rare earth elements. Associated minerals include principally thorite, specular hematite, magnetite, feldspars, quartz, barite, rutile, and, particularly, goethite along mineralized fracture/shear zones.

        From 1965 through 1968, the U.S. Atomic Energy Commission, or AEC, evaluated the Lemhi Pass mineral trend and issued several reports detailing grab-sample assay chemistry, geology, mineralogy, and sample locations encompassing the entire trend. In the course of its geological investigations, the AEC collected 200 samples from over 50 properties in the Lemhi Pass area. Metallurgical investigations at the time by the U.S. Bureau of Mines cited by the AEC indicated that recovery of REEs, with an acid cure, could be between 50-70% of the rare earth elements present in the deposit.

Expanding on original exploration works by others, the USGS completed a survey of the area encompassing Lemhi Pass in 1979. They reported that thorium mineralization occurs in 219 known veins in the Lemhi Pass area (there is a high correlation in deposits of rare earth minerals where thorium is found), the largest vein being located on our Last Chance Project, which is up to 40 feet thick, with a stated known length of 4,350 feet. The area veins typically have strikes (orientation of length) from N 40° W to N 80° E, with a dip that varies between 40° and 70° SE, and follow irregular fractures in the host rock.

        These published works, together with some privately held available data concerning this early exploration, were of great use to us and our predecessors in locating our claims in the Lemhi Pass mineral trend.

Environmental Concerns Related to Historical Workings

        The rare earth mineralization found on all of our projects has some associated thorium. Historical investigations used the radioactive nature of thorium minerals to locate occurrence of thorium, which also led to the discovery of the associated rare earth minerals. These radioactive minerals are generally in concentrations of less than 0.05% and are considered Naturally Occurring Radioactive Material (NORM) and, to date, none of our approved and permitted or submitted Plans of Operation or Notices of Intent require us to remediate any historical workings.

        In a majority of cases, these historical investigations used bulldozers to excavate the surface material to better expose the surface expression of these minerals. Because of this, all of our projects have some historical surface disturbance. In some cases, surface disturbances have been covered back up by the BLM. In other cases, such as the Last Chance Project and claims holding the Last Chance main vein and generally our projects in Montana, no covering of these workings has occurred; however, the adits that exist in the Last Chance Project have been closed-in by backfilling at the opening. All of our exploration work is restricted to less than five acres of disturbance and requires permitting according to our submitted Plans of Operation or Notices of Intent to the applicable regulatory authority. To date none of our approved and permitted or submitted Plans of Operation or Notices of Intent require us to remediate our historical workings.

The Montana Projects

Last Chance

Location

        The Last Chance Project is located approximately 25 miles SSE of Salmon, Idaho on Forest Service Land in the Beaverhead National Forest District in Lemhi County, Idaho and Beaverhead County, Montana. This project is accessed by traveling south on Idaho Highway 28 to Tendoy, Idaho. Then east (left) on the Lewis & Clark Highway/Agency Creek Road 13.9 miles into Montana turning south (right) onto Frying Pan Road to the project area. All other access is by foot or helicopter. Access to the Last Chance property and the locations of contiguous claim blocks are shown in the map in Figure 2 below.

Figure 2

Mineral Rights Ownership, Maintenance and Description

        The Last Chance Project consists of 44 unpatented lode mining claims covering approximately 690 acres. These claims are listed in the table below. The claims were staked on federal land on the "Location Date" shown in the table below and are maintained in accordance with the General Mining Law.

Last Chance Project Claims

Claim Name(1)	Location Date(2)	Acres
ATOMIC BLAST	7/26/2007	14.3
BROWN BEAR 2-MT	9/22/2007	11
DAN PATCH	7/26/2007	20.66
FINAL LAST CHANCE NEW	3/4/2014	13
FRYING PAN	7/24/2007	8.7
FRYING PAN 2	7/24/2007	20.66
G & G 2	7/25/2007	20.66
G & G 3	7/25/2007	20.66
G & G 5	7/25/2007	20.66
G & G 6	7/25/2007	20.66
GROUSE 1	7/24/2007	11.2
KATIE LYNN 1	7/26/2007	20.66

Claim Name(1)	Location Date(2)	Acres
KATIE LYNN 2	7/26/2007	20.66
KATIE LYNN 3	7/26/2007	20.66
KATIE LYNN 4	7/26/2007	20.66
KATIE LYNN 5	7/26/2007	20.66
KATIE LYNN 6	7/26/2007	20.66
LAST CHANCE 3	7/24/2007	13.8
LAST CHANCE 30 NEW	3/4/2014	20.66
LAST CHANCE 31	7/24/2007	20.66
LAST CHANCE 32	7/24/2007	20.66
LAST CHANCE 39	7/24/2007	20.66
LAST CHANCE 42 NEW	3/6/2014	19.7
LAST CHANCE 5	7/24/2007	10
LAST CHANCE A	7/24/2007	20.66
LAST CHANCE EXT 6	7/24/2007	11
LAST CHANCE EXT 7	7/24/2007	15.4
LAST CHANCE H	7/24/2007	13.7
LAST CHANCE I	7/24/2007	7.3
LAST CHANCE J	7/24/2007	13.4
LAST CHANCE NEW	3/4/2014	20.66
MONTANA BEAVERHEAD	7/24/2007	16.5
RAGAND	7/24/2007	14.4
RAGAND 10	7/24/2007	5.9
RAGAND 11	7/24/2007	13.3
RAGAND 12	7/24/2007	12.3
RAGAND 6	7/24/2007	11.1
RAGAND 8	7/24/2007	6.6
RAGAND 9	7/24/2007	18.1
SHADY TREE OVERSIGHT 4	7/25/2007	20.66
SHADY TREE OVERSIGHT 5	7/25/2007	20.66
SHADY TREE NEW	3/4/2014	20.66
TRAPPER 1	7/24/2007	10.8
TRAPPER 4	7/24/2007	13.6

(1)  All claims are recorded in the name of Seaglass Holding Corp., a wholly-owned subsidiary of ours.

(2)  All claims are located in the State of Montana.

       The principal explored claims include the following nine claims: the Last Chance New, Last Chance 30 New, Shady Tree New, Montana Beaverhead, Trapper 1, Final Chance New, Last Chance 39, Last Chance 42 New, and Last Chance 31. The remaining claims have not been explored in detail by us and are being held for future exploration work.

        These claims and their associated mineral rights are held by currently active unpatented lode mining claims filed with the Montana office of the BLM, located in Billings, Montana and at the County Recorder's Office of Beaverhead County, in Montana. Maintenance of the mineral rights associated with the unpatented lode mining claims require annual filing and payment of $140 per claim fee to the BLM and filing with county jurisdiction with an associated recording fee of approximately $150 for all Montana located unpatented lode mining claims. During the normal course of exploration, we plan to continually perfect, expand, reduce, or otherwise modify and adjust our claims in coordination with our exploration efforts to maintain effective mineral rights that cover material properties.

History of the Project

        The most noteworthy early historical work on and related to the Last Chance prospect thorium-rare earth mineralization trend began in the early 1950's by US government agencies that issued multiple reports detailing, geology, and mineralogy covering the entire Lemhi Pass thorium-rare earth mineralized trend. This northwest mineralized trend extends over 60-70 miles from Lemhi Pass, Idaho to the North Fork "Mineral Hill" area northeast of Shoup, Idaho, and contains the Last Chance prospect. The principal rare earth minerals of the trend are monazite and xenotime.

        These government investigations were supplemented by private entity exploration starting in 1950 with Elkhorn Mining Co, followed by Sawyer Petroleum Co. in partnership with Union Pacific Railroad Co., then later by Tenneco Oil Co., followed by Idaho Energy and Resources Co.

        These reports investigate and describe mineralization (rare earths) occurrences in 219 known veins in the Lemhi Pass area of Idaho and Montana, the largest vein being located on the Last Chance Project, which is up to 39 feet thick, with a known length of 4,350 feet. The Lemhi Pass area veins are reported to typically have strike (orientation of length) azimuths of 320 to 80 degrees, with southeasterly dips varying between 40 to 70 degrees that followed irregular fractures in the host rock. Specific efforts of these early investigations focused on the Last Chance vein. The historical investigations and work efforts on the Last Chance vein developed 10 drill-holes reaching depths of 290 feet, multiple trenches along and cross-cutting the Last Chance main vein where it is exposed at the surface, an 80 foot vertical shaft, and two adits totaling more than 1,300 feet of underground work that drift to and along the vein. The underground adits and shaft are currently closed-in.

        Our predecessor companies also completed grab sampling between 2007 and 2010 indicating several localities of anomalous rare earth mineralization.

Geological Setting

        The Last Chance Project regional geology consists primarily of the Proterozoic metamorphosed Belt Supergroup of sediments that are well known in the region. These "metasediments" consist of very thick units of metamorphosed micaceous sandstones, siltstones, and mudstones of lake-basin origin and were deposited approximately 1.4 billion years ago. These sediments have since been metamorphosed and subsequently thrust and block faulted. There are numerous block faults with normal movement surrounding and within the Project. Three named faults exist in the area; the Lemhi Pass Fault lies to the north of the Last Chance Project, and the Bull Moose Fault and Dan Patch Fault are located east of the Last Chance Project. There are unnamed normal faults crossing the Project.

        The Project's rare earth mineralization is considered to be related and deposited in the early Cenozoic (Tertiary) time period and is structurally controlled along the northeast and northwest trending fractures and shear zones hosted in the Project Belt Supergroup units.

Exploration work

        The Last Chance Project is an exploration stage project and does not have any reportable reserves.

Phase I & II Exploration Work

        The majority of our Phase I and II work was conducted during 2013 on the Last Chance Project's main vein, which is one of the longest known veins in the Lemhi Pass mineral trend and extends up to approximately 4,350 feet along its length. Our work at this project in 2013 consisted of a compliant diamond core drilling and channel sampling program which defined a deposit with moderate to high critical rare earth elements mineralization. We drilled eight core holes with depths reaching up to 520 feet. All eight of the drill holes intersected the vein. In addition, we took 12 channel samples along the known length of the vein.

        The drill hole and channel sample locations were recorded by waypoint averaging GPS handheld units and cross-correlated with satellite imagery. The drill core data, along with the surface channeling sampling and field mapping, provided us with over 165 data points for evaluation purposes and conceptualization of a deposit model. In addition to the assay work, we submitted for density determination 54 pseudo-random host and vein rock samples in accordance with the sampling and analysis procedures discussed in the "Sampling and Analysis" section below.

        During 2013, we also completed channel sampling on the Montana Beaverhead claim located directly north of the Last Chance Project's main vein. This sample data indicates a similar mineralization and tenor of the Last Chance vein. At this time, we believe that this vein is oriented such that it strikes in a west-northwest direction with an as yet undetermined dip assumed to be southwesterly (in accordance with historical reports). Future exploration work is needed to identify the tenor and extent of the Beaverhead vein as it has potential to increase existing Project mineralization tonnage.

        Assay tests of core samples and channel samples indicated the presence of rare earth elements at levels that lead us to believe that further exploration in this area is warranted. Mineralization associated with the vein appears to be structurally controlled. The dominant rare earth source rock in the vein is believed to be monazite. Other minerals that are associated with the vein include thorite, hematite, quartz, and limonite.

        The cost of exploration work (including filing fees) from 2011 through March 31, 2014 was approximately $780,000.

Future Exploration Work

        Based on the following factors, we believe continued exploration is warranted:

● intersection of at-depth mineralization during our drilling program;

● the length of the defined surface extent of the Last Chance Project's main vein;

● our exploration work indicating the potential to find additional veins with length and mineralization; and

● the historical investigations indicating a potential to find additional related mineralization within the project.

        Accordingly, we plan to conduct exploration on this project in 2014 (subject to available funds) and we plan to include on our exploration team persons competent to supervise the work as staff or subcontractors.

        Our future exploration work plan for the Last Chance Project with estimated costs is summarized in the table below. Administration and company staff support costs are excluded.

Phase	Task	Estimated Cost ($1000's)
III	Opening north adit for exploration and sampling purposes	350 - 500
III	Underground metallurgical sample collection	50 - 300
III	Continued evaluation of thorium and silver occurrence and association impact to the project as mineralogical, metallurgical, and market data are developed and determined	20 - 50
III	Preliminary mineralogical studies	20
III	Advanced metallurgical investigations with benefactions (Continuing in Phase IV and V)	100 - 3,500
III	Field mapping and sample collections focused on the Beaverhead Montana claim	50 - 75
III	Refinement of QA/QC standards and procedures	20
IV	Completion of four to six diamond core holes	250 - 350
IV	Additional modeling with new drill-hole data	20 - 60

We plan to use the proceeds of this offering and from future financings to fund our future exploration work. We continually prioritize our exploration efforts based on the most current exploration results and funding availability; therefore none, some, or all of the permitted exploration work for this project may be completed upon approved permitting.

Project Mineralogy

        We have yet to conduct a full mineralogy study of the Lemhi Pass deposits; however, field observations made by our geologists are consistent with the mineralogy reported by historical investigations. The primary rare earth minerals are believed by us to include monazite and xenotime. Associated minerals include principally specular hematite, magnetite, feldspars, quartz, barite, rutile, thorite, and particularly goethite along mineralized fracture/shear zones. The rare earth minerals are generally only identifiable by microscopic analysis.

Sampling and Analysis

        We conducted both channel and drill core sampling.

        Channel samples were taken across the vein perpendicular to the vein strike with channels 4 inches wide, 4 inches deep and up to 29 feet in length. Individual samples consisted of 3.28 foot intervals collected along the individual channels.

        Drill core containing visual mineralization was photographed, after which the mineralized core was split along the vertical core axis. Samples consisting of half of the split core were bagged in even 3.28 foot intervals.

        Sample identification numbers were recorded on sample tags with matching tag numbers that were marked and sent with the samples to the assay lab.

        Samples collected during our Phase I and II exploration program were analyzed by a third party laboratory that is accredited by the Standards Council of Canada. Samples were shipped via Fed-Ex directly from our facilities to the laboratory under chain of custody. Prior to shipment from the field or sample preparation facility, blanks, duplicates, and rare earth standards were inserted into the sample batch with a frequency of one every 10 samples. Cross-check assays were performed by an additional third party laboratory to identify the presence of any significant laboratory bias in the analytical results.

        Sampling quality assurance and quality control included an external Canadian certified rare earth standard and our own internal standard. Our field blanks consisted of locally sourced gravel and a non-local sourced quartzite.

        Our quality assurance and quality control program is under continuous review, evaluation, and development to maintain and improve quality assurance and quality control.

Power, Water and Infrastructure

        The only power available to the Last Chance Project is by battery or petroleum fueled generators brought onto the site by us. Water is purchased from a source located 16 miles from the Project and trucked to the Project for drilling and other purposes. No permanent infrastructure or equipment is located within the Last Chance Project.

Sheep Creek

Location

        The Sheep Creek Project is located approximately 30 miles NW of Salmon, Idaho on Forest Service Land in the Bitterroot National Forest District in Ravalli County, Montana. This project is accessed by traveling north on US-93N to the Conner Cutoff Road then to the West Fork Road. All other access is by foot or helicopter. The Sheep Creek claim block is illustrated in the North Fork Project section map in Figure 3 below.

Mineral Rights Ownership, Maintenance and Description

        The Sheep Creek Project consists of 12 unpatented lode mining claims covering approximately 244 acres and these claims are listed in the table below. The claims were staked on federal land on the "Location Date" shown in the table below and are maintained in accordance with the General Mining Law.

Sheep Creek Project Claims

Claim Name(1)	Location Date(2)	Acres
SC 10A	11/20/2013	20.66
SC 11A	11/20/2013	20.66
SC 12A	11/20/2013	20.66
SHEEP CREEK 1	9/1/2009	20.66
SHEEP CREEK 2	9/1/2009	20.66
SHEEP CREEK 3	9/1/2009	20.66
SHEEP CREEK 4	9/1/2009	20.66
SHEEP CREEK 5	9/1/2009	20.66
SHEEP CREEK 6	9/24/2009	20.66
SHEEP CREEK 7	7/10/2010	20.66
SHEEP CREEK 8	7/10/2010	20.66
SHEEP CREEK 9	7/10/2010	20.66

(1) SC10A, 11A and 12A claims are recorded in our name while the remaining claims are recorded in the name of Seaglass Holding Corp., a wholly-owned subsidiary of ours.

(2) All claims are located in the State of Montana.

        These claims and their associated mineral rights are held by currently active unpatented lode mining claims filed with the Montana office for the BLM located in Billings, Montana and at the County Recorder's Office of Ravalli County, Montana. Maintenance of the mineral rights associated with the unpatented lode mining claims require annual filing and payment of a $140 per claim fee to the BLM and filing with county jurisdiction with an associated recording fee of approximately $150 for all Montana located lode unpatented mining claims. During the normal course of exploration, we plan to continually perfect, expand, reduce, or otherwise modify and adjust our claim mineral rights holdings in coordination with these exploration efforts to maintain effective mineral rights that cover material properties.

History of the Project

        The first discovery of important mineralization occurred in 1954 when columbite was located on Sheep Creek. Following this discovery, the Montana Bureau of Mines completed investigations in 1957 on the Sheep Creek Project area that was being explored by Continental Rare Metals Corporation. It was during these earlier investigations that rare earth mineralization was also identified as occurring in the carbonatite veins located along the Sheep Creek Drainage. We hold a majority of these rare earth localities historically located by coverage of our Sheep Creek Project claims.

        Our predecessor also completed grab sampling between 2007 and 2010 indicating several localities of anomalous rare earth mineralization in the area.

Geological Setting

        The geological setting of Sheep Creek is part of the North Fork geological setting described in the North Fork-Geological Setting section below.

Exploration

        The Sheep Creek Project is without known reportable reserves and is exploratory in nature.

        Our predecessor completed grab sampling between 2007 and 2010 indicating several localities of anomalous rare earth mineralization; however, to date, we have not performed any advanced exploration work on this project and we do not have plans to conduct exploration work in 2014.

        Based on the results of our 2013 North Fork field work located approximately three to five miles south of the Sheep Creek Project, our predecessor's grab sample results, and from historical investigations we believe continued exploration is warranted.

Project Mineralogy

        The main rare earth minerals in this area are believed to be ancylite, bastnasite, and monazite, with some association of rutile with highly anomalous concentrations of niobium.

Sampling and Analysis

        We have not conducted any material sampling and analysis of minerals on the Sheep Creek Project.

Power, Water and Infrastructure

        The only power available to the Sheep Creek Project is by battery or petroleum fueled generators brought on to the site by us. We have not yet permitted for water use on the Project, but have two options to secure water including purchase from a source located nearby or permitted use of nearby surface water. No permanent infrastructure or equipment is located within our Project.

The Idaho Projects

        Summary.    We have identified three principal projects in Idaho with several associated prospects contained within each project area. These include the North Fork, Lemhi Pass, and Diamond Creek Projects, all located in Lemhi County, Idaho. These projects are shown in the map under "Business and Properties—Properties—Montana and Idaho—Summary." Each of these projects has undergone exploration work. During 2012 and 2013, two diamond core drill holes were completed on the Diamond Creek Project, and channel samples were taken on the North Fork, Lemhi Pass and Diamond Creek Projects.

North Fork

Location

        The North Fork Project is located on Forest Service Land in the Salmon Challis National Forest. This project can be accessed from Salmon, Idaho by traveling north on US-93 to the NF-30 Salmon River Road Turnoff, the final access into the project is along various unpaved, unimproved Forest Service Roads. All other access is by helicopter or foot. Access to the North Fork Project and the location of prospect contiguous claim blocks are shown in the map in Figure 3 below.

Figure 3

Mineral Rights Ownership, Maintenance and Description

        Within the North Fork Project, we have identified five separate prospects: Cardinal, Jackpot, Silver King, Radiant, and BUS, all shown on the map above.

        The North Fork Project principal claims we have prioritized for future exploration include 97 unpatented lode claims covering approximately 1,000 acres. These claims are listed in the table below by prospect title. The claims were staked on federal land on the "Location Date" shown in the table below and are maintained in accordance with the General Mining Law.

North Fork Project Claims

Claim Name(1)	Prospect	Location Date(2)	Acres
CARDINAL #2	Cardinal	7/12/2010	20.66
CARDINAL 1	Cardinal	8/29/2009	20.66
CARDINAL 10	Cardinal	6/14/2011	20.66
CARDINAL 11	Cardinal	6/14/2011	20.66
CARDINAL 12	Cardinal	6/16/2011	17.4
CARDINAL 13	Cardinal	6/14/2011	18.3
CARDINAL 14	Cardinal	6/14/2011	19.24
CARDINAL 15	Cardinal	6/14/2011	18.16
CARDINAL 16	Cardinal	6/16/2011	18.84
CARDINAL 17	Cardinal	6/16/2011	20.66
CARDINAL 18	Cardinal	6/16/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
CARDINAL 19	Cardinal	6/16/2011	18.92
CARDINAL 20	Cardinal	6/16/2011	18.07
CARDINAL 21	Cardinal	6/16/2011	19.15
CARDINAL 22	Cardinal	6/16/2011	20.66
CARDINAL 23	Cardinal	6/16/2011	20.66
CARDINAL 24	Cardinal	6/16/2011	20.66
CARDINAL 25	Cardinal	6/16/2011	20.66
CARDINAL 26	Cardinal	6/16/2011	20.66
CARDINAL 27	Cardinal	6/17/2011	18.9
CARDINAL 28	Cardinal	6/17/2011	20.66
CARDINAL 29	Cardinal	6/17/2011	20.66
CARDINAL 3	Cardinal	9/16/2010	20.66
CARDINAL 30	Cardinal	6/14/2011	20.66
CARDINAL 31	Cardinal	6/16/2011	17.91
CARDINAL 32	Cardinal	6/17/2011	20.66
CARDINAL 33	Cardinal	6/17/2011	18.99
CARDINAL 34	Cardinal	6/24/2011	20.66
CARDINAL 35	Cardinal	6/24/2011	20.66
CARDINAL 36	Cardinal	7/12/2011	20.66
CARDINAL 4	Cardinal	9/16/2010	20.66
CARDINAL 5	Cardinal	9/16/2010	20.66
CARDINAL 6	Cardinal	9/16/2010	20.66
CARDINAL 7	Cardinal	6/17/2011	20.66
CARDINAL 8	Cardinal	6/16/2011	20.66
CARDINAL 9	Cardinal	6/17/2011	20.66
NF 178	Cardinal	6/30/2011	20.66
NF 180	Cardinal	6/30/2011	20.66
NF 182	Cardinal	6/30/2011	20.66
NF 184	Cardinal	6/30/2011	20.66
NF 186	Jackpot	6/30/2011	20.66
NF 188	Jackpot	6/30/2011	20.66
NF 267	Jackpot	6/30/2011	20.66
NF 269	Jackpot	6/30/2011	20.66
NF 271	Jackpot	6/30/2011	20.66
NF 275	Jackpot	6/30/2011	20.66
NF 277	Jackpot	6/30/2011	20.66
NF 365	Jackpot	6/30/2011	20.66
NF 366	Jackpot	6/30/2011	20.66
NF 367	Jackpot	6/30/2011	20.66
NF 368	Jackpot	6/30/2011	20.66
NF 369	Jackpot	6/30/2011	20.66
NF 370	Jackpot	6/30/2011	20.66
NF 371	Jackpot	6/30/2011	20.66
NF 444	Jackpot	6/30/2011	20.66
NF 446	Jackpot	6/30/2011	20.66
NF 447	Jackpot	6/30/2011	20.66
NF 448	Jackpot	6/30/2011	20.66
NF 449	Jackpot	6/30/2011	20.66
NF 189	Jackpot	6/30/2011	20.66
JACK POT 10	Jackpot	6/20/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
JACK POT 11	Jackpot	6/20/2011	20.66
JACK POT 12	Jackpot	6/20/2011	20.66
JACK POT 13	Jackpot	6/20/2011	20.66
JACK POT 14	Jackpot	6/22/2011	20.66
JACK POT 16	Jackpot	6/21/2011	20.66
JACK POT 18	Jackpot	6/21/2011	20.66
JACK POT 2	Jackpot	9/18/2009	20.66
JACK POT 20	Silver King	6/21/2011	20.66
JACK POT 22	Silver King	6/21/2011	20.66
JACK POT 23	Silver King	6/21/2011	20.66
JACK POT 3	Silver King	9/18/2009	20.66
JACK POT 4	Silver King	6/19/2011	20.66
JACK POT 5	Silver King	6/19/2011	20.66
JACK POT 6	Silver King	6/20/2011	20.66
JACK POT 7	Silver King	6/20/2011	20.66
JACK POT 8	Silver King	6/20/2011	20.66
JACK POT 9	Silver King	6/20/2011	20.66
JACKPOT 1	Cardinal	9/2/2009	20.66
NF 190	Cardinal	6/30/2011	20.66
NF 191	Cardinal	6/30/2011	20.66
NF 192	Cardinal	6/30/2011	20.66
NF 193	Cardinal	6/30/2011	20.66
NF 195	Cardinal	6/30/2011	20.66
NF 197	Cardinal	6/30/2011	20.66
NF 92	Cardinal	6/30/2011	20.66
NF 94	Cardinal	6/30/2011	20.66
SILVER KING 1	Cardinal	8/26/2009	20.66
SILVER KING 10	Cardinal	9/18/2010	20.66
SILVER KING 2	Cardinal	8/26/2009	20.66
SILVER KING 3	Cardinal	9/21/2009	20.66
SILVER KING 4	Cardinal	9/22/2009	20.66
SILVER KING 5	Cardinal	9/22/2009	20.66
SILVER KING 6	Cardinal	9/22/2009	20.66
SILVER KING 7	Cardinal	9/23/2009	20.66
SILVER KING 8	Cardinal	9/18/2010	20.66
SILVER KING 9	Cardinal	9/18/2010	20.66

(1) All claims are recorded in the name of Seaglass Holding Corp., a wholly-owned subsidiary of ours.

(2) All claims are located in the State of Idaho.

        These claims and their associated mineral rights are held by currently active unpatented lode mining claims filed with the Idaho office of the BLM located in Boise, Idaho and the Recorder's Office of Lemhi County, Idaho. Maintenance of the mineral rights associated with the unpatented lode mining claims requires annual filing and payment of $140 per claim fee to the BLM and filing with county jurisdiction with an associated recording fee of approximately $150 for all Idaho located lode unpatented mining claims. During the normal course of exploration, we plan to continually perfect, expand, reduce, or otherwise modify and adjust our claim mineral rights holdings in coordination with these exploration efforts to maintain effective mineral rights that cover material properties.

        We also have an additional 359 unpatented lode claims covering approximately 5,478 acres that are secondary in nature to the principal claims. These secondary claims include acreage in the Radiant and BUS prospects in addition to 273 non-prospect affiliated claims.

History of the Project

        Initially the North Fork Project area was mainly explored during the early 1950's to the early 1960's. Uranium and thorium were discovered in the Salmon River area in 1949; however, the carbonatites of the North Fork Project area were not discovered until 1952, while building access roads for logging. Carbonatite is a rock type known to be highly associated with rare earth element deposits worldwide. Exploration during this time mainly consisted of making bulldozer cuts where Geiger counters showed elevated radiation. By 1953 several areas in the North Fork "Mineral Hill District" had been claimed, including Cardinal, Lee Buck, Monazite Queen, Radiant, Roberts (Jackpot), and Silver King, all with signs of mineralized veins, and underwent further prospecting by several government agencies and Molybdenum Corporation of America. These earlier works established known localities of anomalous rare earth mineralization. We hold a major portion of these localities that are covered by our North Fork Project claims.

        Our predecessor also completed grab sampling between 2007 and 2010 indicating several localities of anomalous rare earth mineralization and an aero radiometric and magnetic survey were completed for the area.

Geological Setting

        The North Fork Project area regional geology consists primarily of the Proterozoic metamorphosed Belt Supergroup of sediments that are well known in the region. These "metasediments" consist of very thick units of metamorphosed sandstones, siltstones, and mudstones of lake-basin origin and were deposited approximately 1.4 billion years ago.

        These sediments have since been metamorphosed and subsequently thrust and block faulted. Field identification of the various Belt Supergroup formations, combined with formation repositioning from complex faulting, make geological formation and vein field location difficult and will require additional exploration mapping to adequately determine the area's carbonatite veins, geologic formation contacts, structures, and faulting relationships.

        The mineralized carbonatite veins are inferred to be structurally controlled. The structural relationship between the veins, faulting, and the metamorphic rock foliations and deformations will help determine the effect on prospect mineralization and drive exploration efforts to locate and relate the rare earth mineralized veins. The mineralized carbonatite tends to form a sill at the contact of the greenschist-amphibolite grade metamorphosed Belt Supergroup progeny units that yielded augen gneiss and amphibolite, and is also associated with biotite schist that is often observed in folded and faulted areas.

        Due to the complex folding and faulting in the area, the general age relationships between faults within the area will need to be understood with the priority being accurate mapping and structural orientation of the mineralized carbonatite sills and associated veins. Tertiary age rhyolite is also observed in dikes ranging from 2-20 m in width in the North Fork Project area, particularly in the Jackpot, Cardinal, and Radiant prospects.

        There are numerous block faults with normal movement surrounding and within the property. The Brushy Gulch Fault, a major reverse thrust fault lies directly east of the property and the Poison Gulch Fault, another major reverse fault, lies directly to the west of the property. There are several unnamed normal faults, of various sizes, crossing the prospects.

Exploration

        The North Fork Project is without known reportable reserves and is exploratory in nature.

Phase I & II Exploration Work

        During our Phase I and II North Fork exploration activities conducted during 2011 and 2013, we identified several related, but spatially separated, mineralized rare earth element vein systems from compliant geological mapping and channel sampling. We traced a vein with a length of approximately 4,300 feet in the Cardinal prospect with channel samples returning levels of rare earth element mineralization that we intend to explore further by drilling and surface sampling and mapping. We also traced a vein in the Jackpot prospect along the surface with a length of approximately 1,300 feet, but no channel sampling has been conducted.

        On the Silver King prospect, we traced two veins, the north vein and south vein, with approximate lengths of 680 feet and 560 feet, respectively, and both of these veins were channel sampled. The rare earth assay results from the Silver King prospect have made this prospect a top priority for continued exploration that may include detailed surface mapping and sampling, and drilling. Based on these findings, we believe that further exploration is warranted to determine whether commercial quantities of rare earth elements exist in these prospects.

        We have undertaken preliminary exploration work in the Radiant prospect, including geological mapping and channel sampling, indicating low rare earth element mineralization.

        We have not commenced advanced exploration work on the BUS prospect to date.

        The cost of exploration work (including filing fees) from 2011 through March 31, 2014 was approximately $800,000.

Future Exploration Work

        Based on the following factors, we believe continued exploration is warranted:

● sample assays returned results that contain rare earth mineralization;

● length of the defined surface extent of the Cardinal prospect vein;

● identification of similar, but as yet undetermined mineralization, of a Jackpot Prospect vein;

● our predecessor's grab sample results; and

● historical investigations indicating the potential to find additional related mineralization within the project

        Accordingly, we plan to conduct exploration on this project in 2014 (subject to available funds) and we plan to include on our exploration team persons competent to supervise the work as staff or subcontractors.

        Our future exploration work plan for the North Fork Project with estimated costs is summarized in the table below. Administration and company staff support costs are excluded.

Phase	Task	Estimated Cost ($1000's)
III	Preliminary evaluation of mineralogical and metallurgical extraction interactions	20 - 50
III	Baseline preliminary mineralogical studies	20
III	Advanced metallurgical investigations with benefactions (Continuing in Phase IV and V)	100 - 3,500
III	Field mapping and sampling at the Silver King North and South vein ends, the Cardinal vein, and initial sampling of the Jackpot vein.	20
III	Refinement of QA/QC standards and procedures	20
III	Investigation/resolution of negative bias reporting of yttrium	5 - 10
IV	Completion of two to six diamond core holes	150 - 350
IV	Additional modeling with new drill-hole data	80 - 120

        We plan to use the proceeds of this offering and from future financings to fund our future exploration work. We continually prioritize our exploration efforts based on the most current exploration results and funding availability; therefore none, some, or all of the permitted exploration work for this project may be completed upon approved permitting.

Project Mineralogy

        We have yet to conduct a full mineralogy study of the North Fork deposits; however, field observations made by our geologists are consistent with the mineralogy reported by historical investigations and we believe the primary mineral associated with the rare earth mineralization in this project is monazite. The main minerals of the carbonatite veins are observed to be mainly calcite with some fine grained magnetite, niobium bearing rutile, thorite, felted actinolite, barite, and ilmenite that is locally abundant throughout the veins. The mineralized carbonatite veins are also believed to feature minor amounts of the rare earth minerals allanite and bastnasite.

Sampling and Analysis

        We conducted channel sampling in the project area.

        Channel samples were taken across the vein perpendicular to the vein strike with channels 4 inches wide, 4 inches deep and up to 14 feet in length. Individual samples consisted of 1.64 to 3.28 foot intervals collected along the individual channels.

        Sample identification numbers were recorded on sample tags with matching tag numbers that were marked and sent with the samples to the assay lab.

        Samples collected during our Phase I and II exploration program were analyzed by a third party laboratory that is accredited by the Standards Council of Canada. Samples were shipped via Fed-Ex directly from our facilities to the laboratory under chain of custody. Prior to shipment from the field or sample preparation facility, blanks, duplicates, and rare earth standards were inserted into the sample batch with a frequency of one every 10 samples. Cross-check assays were performed by an additional third party laboratory to identify the presence of any significant laboratory bias in the analytical results.

        Sampling quality assurance and quality control included an external Canadian certified rare earth standard and our own internal standard. Our field blanks consisted of locally sourced gravel and a non-local sourced quartzite.

        Our quality assurance and quality control program is under continuous review, evaluation, and development to maintain and improve quality assurance and quality control.

Power, Water and Infrastructure

        The only power available to the Project is by battery or petroleum fueled generators brought on to the site by us. Water sourcing during the exploration program will be by temporary permitted access to surface water within one to three miles of the drilling site. No permanent infrastructure or equipment is located within our Project.

Lemhi Pass

Location

        The Lemhi Pass Project is located on Forest Service land in the Salmon-Challis National Forest. This project is located approximately 25 miles SE of Salmon, Idaho, and can be accessed by traveling south from Salmon on ID-28 until the turn off for the Agency Creek Road (Lewis and Clark Highway). The last few miles approaching the project is on unpaved, unimproved forest service roads. All other access is by foot or helicopter. Access to the Lemhi Pass Project and the location of contiguous claim blocks are shown in the map in Figure 2 above.

Mineral Rights Ownership, Maintenance and Description

        The Lemhi Pass Project includes 98 unpatented lode claims covering approximately 1,000 acres of land. These claims are listed in the table below. The claims were staked on federal land on the "Location Date" shown in the table below and are maintained in accordance with the General Mining Law.

Lemhi Pass Project Claims

Claim Name(1)	Location Date(2)	Acres
AGENCY	9/19/2007	18.84
APEX 3	9/26/2006	18.75
APEX 4	9/25/2006	18.47
BALD EAGLE	9/20/2007	13.9
BALDY	9/19/2007	16.86
BENNY	9/23/2006	13.17
BIG LOST 1	9/23/2006	18.05
BIG LOST 4	9/23/2006	19.18
BIG LOST 5	9/28/2006	18.21
BIG LOST 6	9/28/2006	17.38
BLACK BEAR 2	10/9/2007	17.01
BLACK BULL 3	9/26/2006	18.68
BLACK BULL 4	9/26/2006	20.66
BLACK ROCK IDAHO	7/30/2007	20.66
BLUE LUPINE	9/20/2007	8.26
BROWN BEAR 2-ID	9/22/2007	6.15
CAGA 10	9/23/2006	18.12
CAGA 11	9/23/2006	18.01
CAGA 12	9/23/2006	18.21
CAGA 15	9/23/2006	12.83
CHIEF TENDOY 18	9/29/2006	18.68
CHIEF TENDOY 3	9/29/2006	20.66
CHIEF TENDOY 9	9/29/2006	20.66
DEER 1	9/26/2006	14.77
DEER 2	9/26/2006	14.51
DEER 3	9/26/2006	14.24
ELK HORN	7/29/2007	20.66
ELK HORN #1	7/28/2007	20.66
ELK HORN #2	7/28/2007	20.66
EUREKA	9/23/2006	12.27
IDAHO BEAVERHEAD	9/5/2006	19.02
IOLA 11	7/30/2007	20.66
IOLA 12	7/30/2007	19.3
IOLA 21	7/30/2007	20.66
IOLA 5	7/30/2007	20.66
IOLA 6	7/30/2007	20.46
KIMBERLY	9/19/2007	19.17
LITTLE DANDY 5	9/19/2007	20.35
LITTLE DANDY 6	10/21/2011	ND

Claim Name(1)	Location Date(2)	Acres
LONESTAR 11A	9/24/2006	20.66
LONESTAR 2	9/24/2006	20.66
LONESTAR 2A	9/24/2006	20.5
LUCKY HORSESHOE 1	9/26/2006	18.69
LUCKY HORSESHOE 10	9/27/2006	16.85
LUCKY HORSESHOE 4	9/26/2006	18.34
LUCKY HORSESHOE 9	9/27/2006	17.57
MORNELL	10/9/2007	12.22
ROADSIDE	9/26/2006	20.66
S&D 1	9/20/2007	14.95
S&D 2	9/20/2007	20.66
S&D 3	9/20/2007	20.66
S&D 4	9/20/2007	11.21
S&D 5	9/20/2007	19.14
S&D 6	9/20/2007	15.13
S&D 7	9/20/2007	12.91
SCOTT	7/30/2007	18.19
SILVER QUEEN 37A	9/25/2006	12.66
SILVER QUEEN 38A	9/25/2006	10.29
SILVER QUEEN 52	9/24/2006	20.66
SILVER QUEEN 52A	9/24/2006	20.66
SILVER QUEEN 52B	9/24/2006	20.66
SILVER QUEEN 53B	9/24/2006	20.66
SILVER QUEEN 54	9/24/2006	20.66
SNOW DRIFT	9/20/2007	18.4
SUNFLOWER	9/20/2007	20.66
SURPRISE	9/20/2007	17.81
THO2 - 2	7/27/2007	18.63
THO2 - 3	7/27/2007	18.76
THO2 - 4	7/27/2007	17.57
THO2 - 7	7/27/2007	12.19
THO2 - 8	7/27/2007	12.5
THOR 1	7/27/2007	16.01
THOR 2	7/27/2007	13.21
THOR 5	7/27/2007	15.98
THOR 6	7/27/2007	14.34
THORITE	9/22/2007	11.91
VIOLA	7/28/2007	20.66
WONDER 1	9/24/2006	14.57
WONDER 10	9/24/2006	20.66
WONDER 11	9/4/2006	20.66
WONDER 12	9/4/2006	20.66
WONDER 13	10/21/2011	ND
WONDER 14	9/6/2006	20.66
WONDER 15	9/6/2006	20.66
WONDER 16	9/6/2006	20.66
WONDER 17	9/6/2006	20.66
WONDER 18	9/6/2006	20.66
WONDER 19	9/6/2006	20.66
WONDER 2	9/4/2006	20.66

Claim Name(1)	Location Date(2)	Acres
WONDER 20	9/6/2006	15.44
WONDER 21	9/6/2006	9.54
WONDER 22	9/6/2006	4.39
WONDER 23	9/6/2006	17.7
WONDER 24	9/6/2006	17.77
WONDER 25	9/6/2006	1.35
WONDER 3	9/4/2006	20.66
WONDER 4	9/20/2007	14.03
WONDER 7	10/21/2011	ND

(1) Wonder 13 and 7 claims are recorded in our name while the remaining claims are recorded in the name of Seaglass Holding Corp., a wholly-owned subsidiary of ours.

(2) All claims are located in the State of Idaho.

(3) ND means not determined

        These claims and their associated mineral rights are held by currently active unpatented lode mining claims filed with the Idaho office of the BLM located in Boise, Idaho and at the Recorder's Office of Lemhi County, Idaho. Maintenance of the mineral rights associated with the unpatented lode mining claims require annual filing and payment of $140 per claim fee to the BLM and filing with county jurisdiction with an associated recording fee of approximately $150 for all Idaho located lode mining claims. During the normal course of exploration we plan to continually perfect, expand, reduce, or otherwise modify and adjust our claim mineral rights holdings in coordination with these exploration efforts to maintain effective mineral rights that cover material properties.

History of the Project

        From 1965 through 1968, the U.S. Atomic Energy Commission, or AEC, evaluated the Lemhi Pass Project area and issued several reports detailing grab-sample assay chemistry, geology, mineralogy, and sample locations encompassing the entire trend. In the course of its geological investigations, the AEC collected multiple samples from properties in the Lemhi Pass area of Idaho and Montana. Metallurgical investigations at the time by the U.S. Bureau of Mines cited by the AEC indicated that recovery of REEs, with an acid cure, could be between 50-70% of the rare earth elements present in the deposit.

        Expanding on original exploration works by others, the USGS completed a survey of the area encompassing the Lemhi Pass and Last Chance Project in 1979. These historical works reported that thorium mineralization occurs in 219 known veins in the Lemhi Pass area. The historical investigation in many cases analyzed samples for select rare earths and identified multiple veins within the Lemhi Pass Project area that have rare earth mineralization.

        In the 1980's, Idaho Energy and Resources Co. investigated the Silver Queen veins and Lucky Horseshoe veins now held by us in the Lemhi Pass Project.

        Our predecessor also completed grab sampling between 2007 and 2010 indicating several localities of anomalous rare earth mineralization.

Geological Setting

        The Lemhi Pass Project is adjacent to our Montana Last Chance Project and consists of geology and mineralization similar to that which we encountered in the Last Chance Project. We believe this is encouraging from exploration perspective as it means that the Lemhi Pass-Last Chance Projects could be part of a localized and similar mineralization trend.

        The Lemhi Pass Project regional geology consists primarily of the Proterozoic metamorphosed Belt Supergroup of sediments that are well known in the region. These "metasediments" consist of very thick units of metamorphosed micaceous sandstones, siltstones, and mudstones of lake-basin origin and were deposited 1.4 billion years ago. These sediments have since been metamorphosed and subsequently thrust and block faulted. There are numerous block faults with normal movement surrounding and within the Project. Three named faults exist in the area; the Lemhi Pass Fault lies in the northern part of the project intersecting the Lucky Horseshoe Claims and the Bull Moose Fault and Dan Patch Faults are located in the north-central part of the project. There are unnamed normal faults crossing the prospect.

        The Project's rare earth mineralization is considered to be related and deposited in the early Cenozoic (Tertiary) time period and is structurally controlled along the northeast and northwest trending fractures and shear zones hosted in the prospect Belt Supergroup units.

Exploration

        The Lemhi Pass Project is without known reportable reserves and is exploratory in nature.

Phase I Exploration Work

        We conducted Phase I exploration activities in 2013 on the Lemhi Pass Project in the Silver Queen and Luck Horseshoe veins that included compliant geological mapping and channel sampling on these veins. The channel samples taken across the Silver Queen vein indicated rare earth mineralization that we believe warrants further exploration. We believe that the Lucky Horseshoe claim has limited potential for advanced exploration reserve discovery, but that other claims within the Lemhi Pass area are part of a trend that warrants further exploration.

        The cost of exploration work (including filing fees) from 2011 through March 31, 2014 was approximately $110,000.

Future Exploration Work

        Based on the following factors, we believe continued exploration is warranted:

● sample assays returned results that contain rare earth mineralization;

● our predecessor's grab sample results; and

● historical investigations indicating the potential to find additional related mineralization within the project.

        However, we do not plan to conduct exploration on this project in 2014 since we plan on prioritizing our exploration in the Last Chance and North Fork Projects. Accordingly, we plan to conduct future exploration when resources become available and at the conclusion of our prioritized exploration efforts.

        We expect that Phase II exploration work will consist of geological and structure mapping in coordination with ground based gamma-ray surveying, before drilling is planned and permitted at a cost between $80,000-120,000.

Project Mineralogy

        We have yet to conduct a full mineralogy study of the North Fork deposits; however, field observations made by our geologists in the field are consistent with the mineralogy reported by historical investigation. We believe the primary rare earth minerals include monazite and xenotime. Associated minerals include principally specular hematite, magnetite, feldspars, quartz, barite, rutile, thorite, and particularly goethite along mineralized fracture/shear zones. The rare earth minerals are generally only identifiable by microscopic analysis.

        The main minerals of the carbonatite veins are observed to be mainly calcite with some fine grained magnetite, felted actinolite, barite, and ilmenite that is locally abundant throughout the veins. The mineralized carbonatite veins also feature the rare earth minerals monazite, niobium bearing rutile, allanite, and thorite.

Sampling and Analysis

        We conducted channel sampling in the project area.

        Channel samples were taken across the vein perpendicular to the vein strike with channels 4 inches wide, 4 inches deep and up to 10 feet in length. Individual samples consisted of 3.28 foot intervals collected along the individual channels.

        Sample identification numbers were recorded on sample tags with matching tag numbers that were marked and sent with the samples to the assay lab.

        Samples collected during our Phase I exploration program were analyzed by a third party laboratory that is accredited by the Standards Council of Canada. Samples were shipped via Fed-Ex directly from our facilities to the laboratory under chain of custody. Prior to shipment from the field or sample preparation facility, blanks, duplicates, and rare earth standards were inserted into the sample batch with a frequency of one every 10 samples. Cross-check assays were performed by an additional third party laboratory to identify presence of any significant laboratory bias in the analytical results.

        Sampling quality assurance and quality control included an external Canadian certified rare earth standard and our own internal standard. Our field blanks consisted of locally sourced gravel and a non-local sourced quartzite.

        Our quality assurance and quality control program is under continuous review, evaluation, and development to maintain and improve quality assurance and quality control.

Power, Water and Infrastructure

        The only power available to the Project is by battery or petroleum fueled generators brought on to the site by us. We have not yet permitted for water use on the Project, but have two options to secure water including purchase from a source located nearby or permitted use of nearby surface water. No material permanent infrastructure or equipment is located within our Project.

Diamond Creek

        The Diamond Creek Project is located in the Salmon Challis National Forest district on Forest Service land. Access to the location is from Salmon, Idaho by taking highway 93 to the Forest Service Diamond Creek Road (NF 129) turn off. The Diamond Creek FS road is an unimproved, four wheel drive, weather limited road. Several forest service roads branch from the NF 129 road and give additional four wheel drive property access. All other access is by foot or helicopter. Access to the Diamond Creek Project and the location of prospect contiguous claim blocks are shown in the map in Figure 4 below.

Figure 4

Mineral Rights Ownership, Maintenance and Description

        The Diamond Creek Project includes 28 unpatented lode mining claims covering more than 550 acres of land. These claims are listed in the table below. The claims were staked on federal land on the "Location Date" shown in the table below and are maintained in accordance with the General Mining Law.

Diamond Creek Project Claims

Claim Name(1)	Location Date(2)	Acres
CASTLE ROCK 1	7/13/2009	20.66
CASTLE ROCK 2	7/13/2009	20.66
DC #1	9/23/2007	20.66
DC #10	6/26/2008	20.66
DC #11	6/26/2008	20.66
DC #12	6/26/2008	20.66
DC #13	6/26/2008	20.66
DC #14	6/27/2008	20.66
DC #15	6/27/2008	20.66
DC #16	6/27/2008	20.66
DC #17	6/27/2008	20.66
DC #18	6/30/2008	20.66

Claim Name(1)	Location Date(2)	Acres
DC #19	6/28/2008	20.66
DC #2	9/24/2007	20.66
DC #20	6/28/2008	20.66
DC #21	6/30/2008	20.66
DC #6	6/30/2008	20.66
DC #7	6/26/2008	20.66
DC #8	6/26/2008	20.66
DC #9	6/26/2008	20.66
DC 22	7/14/2009	20.66
DC 23	7/14/2009	20.66
DC 24	8/13/2009	20.66
DC 25	8/13/2009	20.66
DC 3	10/10/2007	20.66
DC 4	10/10/2007	20.66
DC 5	10/10/2007	20.66
LUCKY	7/13/2009	20.66
CASTLE ROCK 1	7/13/2009	20.66
CASTLE ROCK 2	7/13/2009	20.66
DC #1	9/23/2007	20.66
DC #10	6/26/2008	20.66
DC #11	6/26/2008	20.66
DC #12	6/26/2008	20.66
DC #13	6/26/2008	20.66
DC #14	6/27/2008	20.66
DC #15	6/27/2008	20.66
DC #16	6/27/2008	20.66
DC #17	6/27/2008	20.66
DC #18	6/30/2008	20.66
DC #19	6/28/2008	20.66
DC #2	9/24/2007	20.66
DC #20	6/28/2008	20.66
DC #21	6/30/2008	20.66
DC #6	6/30/2008	20.66
DC #7	6/26/2008	20.66
DC #8	6/26/2008	20.66
DC #9	6/26/2008	20.66
DC 22	7/14/2009	20.66
DC 23	7/14/2009	20.66
DC 24	8/13/2009	20.66
DC 25	8/13/2009	20.66
DC 3	10/10/2007	20.66
DC 4	10/10/2007	20.66
DC 5	10/10/2007	20.66
LUCKY	7/13/2009	20.66

(1) All claims are recorded in the name of Seaglass Holding Corp., a wholly-owned subsidiary of ours.

(2) All claims are located in the State of Idaho.

        These claims and their associated mineral rights are held by currently active unpatented lode mining claim filed with the Idaho office of the BLM located in Boise, Idaho and at the Recorder's Office of Lemhi County, Idaho. Maintenance of the mineral rights associated with the unpatented lode mining claims require annual filing and payment of $140 per claim fee to the BLM and filing with county jurisdiction with an associated recording fee of approximately $150 for all Idaho located lode mining claims. During the normal course of exploration we plan to continually perfect, expand, reduce, or otherwise modify and adjust our claim mineral rights holdings in coordination with these exploration efforts to maintain effective mineral rights that cover material properties.

History of the Project

        The most prominent early historical work on the Diamond Creek Project rare earth-thorium mineralization trend began in the late 1950's by various government agencies evaluating the Lemhi Pass thorium trend from 1956-1968. This work included detailed geology, sampling and analysis, and mineralogy covering the Diamond Creek rare earth mineralized localities. The sample data was collected without a location survey and assayed by spectrography, and wet chemistry rare earth elements analysis. The mineralized veins in the area are believed to be related and deposited in the early Cenozoic (Tertiary) time period and structurally controlled along the northeast and northwest trending fractures in the ancient Belt Supergroup (composed of quartzites, argillites, siltites,) and a granitic igneous intrusive.

        Overlapping and expanding on the earlier government investigation additional investigations included USGS investigative work and a 1985 Thesis. These reports found the Diamond Creek property to have mineralization (rare earths) that occurs in veins up to 25 feet thick but which rarely exceed two feet in thickness. These historical investigations located eight steeply dipping veins from 100-2,500 feet in length that are typically oriented from 10° to 60° and follow irregular fractures in the host rock. The host rock is composed of both the granitic igneous intrusion and the Belt Supergroup quartzites and siltites.

        Our predecessor also completed grab sampling between 2007 and 2010 indicating several localities of anomalous rare earth mineralization.

Geological Setting

        The Diamond Creek Project geology consists primarily of the Yearian age Proterozoic metamorphosed Belt Supergroup of sediments well known in the region. These "metasediments" consist of very thick units of metamorphosed sandstones, siltstones, and mudstones of lake-basin origin and were deposited 1.4 billion years ago. These sediments have since been metamorphosed and subsequently thrust and block faulted. The difficulty in field identification of the various Belt Supergroup formations, combined with formation repositioning from complex faulting, make field location difficult and will require additional exploration mapping to adequately determine the area geologic formation contacts, structures, and faulting relationships that may affect property mineralization. The Diamond Creek Project has a large body of mega-crystalline granite—gneiss that intrudes the area Belt Supergroup metasediments apprixamately 1.37 billons years ago.

        Similar in nature to the geology of the Lemhi Pass Project, the Diamond Creek's Project's rare earth mineralization is considered to be related and deposited in the early Cenozoic (Tertiary) time period and is structurally controlled along the northeast and northwest trending fractures and shear zones hosted in the prospect Belt Supergroup units. The general age relationships between faults within the area will need to be better understood with the priority being accurate mapping and identifying mineralized faults and associated veins structural orientation. Until the local and regional geology can be better interpreted the area geology has been simplified and includes only three general host rock units of the Belt Supergroup, the Gunsight formation, and the older Apple Creek formation (both formations may consist of other Belt Supergroup metasediments or combinations of associated indistinct units), and that mega-crystalline granite.

Exploration

        The Diamond Creek Project is without known reportable reserves and is exploratory in nature.

Phase I Exploration Work

        We undertook Phase I exploration activities on the Diamond Creek Project in 2012, which consisted of compliant core drilling and vein channel sampling. We identified two main mineralized vein sets in the Diamond Creek Project that consisted of four veins traced for 820 feet along a general north south strike, with a 500 foot broad east west, multi vein, zone width and a set of moderately rare earth element mineralized veins with a strike length of 502 feet with a width of four feet, that we intersected during drilling at a depth of 80 feet. Both vein sets have a general north/south trend and appear to be structurally controlled. We believe rare earth element minerals in this area consist primarily of monazite and some xenotime with associated thorite, limonite, specular hematite, and quartz.

        The cost of exploration work (including filing fees) from 2011 through March 31, 2014 was approximately $250,000.

Future Exploration Work

        Based on the following factors, we believe continued exploration is warranted:

● sample assays returned results that contain rare earth mineralization;

● our predecessor's grab sample results; and

● historical investigations indicating the potential to find additional related mineralization within the project.

        However, we do not plan to conduct exploration on this project in 2014 since we plan on prioritizing our exploration in the Last Chance and North Fork Projects. Accordingly, we plan to conduct future exploration when resources become available and at the conclusion of our prioritized exploration efforts.

        We expect that the Phase II exploration work will consist of geological and structure mapping in coordination with ground based gamma-ray surveying, before drilling is continued at an estimated cost between $160,000 and 180,000.

Sampling and Analysis

        We conducted both channel sampling and drill core sampling.

        Channel samples were taken across the vein perpendicular to the vein strike with channels 2 inches wide, 2 inches deep and up to 5 feet in length. Individual samples consisted of 1.64 to 3.28 foot intervals collected along the individual channels.

        Drill core containing visual mineralization was photographed, after which the mineralized core was split along the vertical core axis. Samples consisting of half of the split core were generally bagged in even 3.28 foot intervals.

        Sample identification numbers were recorded on sample tags with matching tag numbers that were marked and sent with the samples to the assay lab.

        Samples collected during our Phase I exploration program were analyzed by a third party laboratory that is accredited by the Standards Council of Canada. Samples were shipped via Fed-Ex directly from our facilities to the laboratory. Re-checks of the original assayed core intervals with quality control was completed by assay of the remaining core split samples. Prior to shipment from the sample preparation facility, blanks, duplicates, and rare earth standards were inserted into the sample batch with a frequency of one every 10 samples. Some cross-check assays were performed by an additional third party laboratory to identify presence of any significant laboratory bias in the analytical results.

        Sampling quality assurance and quality control included an external Canadian certified rare earth standard. Our field blanks consisted of a Nevada Bureau of Mines Standard blank.

        Our quality assurance and quality control program is under continuous review, evaluation, and development to maintain and improve quality assurance and quality control.

Project Mineralogy

        We have yet to conduct a full mineralogy study of the Diamond Creek deposits; however, field observations made by our geologists in the field are consistent with the mineralogy reported by historical investigation. We believe the primary rare earth minerals include monazite, xenotime, and some allanite. Associated minerals include principally specular hematite, feldspars, quartz, barite, thorite, auerlite, fluorite, and particularly goethite along mineralized fracture/shear zones. The rare earth minerals are generally only identifiable by microscopic analysis. It is also noted that applicable, but sub-economic, amounts of lead-zinc, silver, copper and gold are widespread and locally encountered on the Diamond Creek property.

Power, Water and Infrastructure

        The only power available to the Project is by battery or petroleum fueled generators brought on to the site by us. Water sourcing during the Phase I program was from permitted access to surface water within one mile of the drilling site. No permanent infrastructure or equipment is located within our Project.

The Colorado Projects

        Our mining claims in Colorado are located in Fremont, Gunnison, and Saguache counties, and include over 600 unpatented lode claims that cover more than 12,000 acres of land, which we have identified as the Powderhorn and Wet Mountain Projects. Location and general access to the Powderhorn and Wet Mountain Projects are illustrated in the map in Figure 5 below.

        We consider the Wet Mountain Project to have the lowest opportunity for exploration discovery and at this time no exploration is planned for the Wet Mountain Project.

Environmental Concerns Related to Historical Workings

        The rare earth mineralization found on all of our projects has some associated thorium. Historical investigations used the radioactive nature of thorium minerals to locate occurrence of thorium, which also led to the discovery of the associated rare earth minerals. These radioactive minerals are generally in concentrations of less than 0.05% and are considered Naturally Occurring Radioactive Material (NORM) and, to date, none of our approved and permitted or submitted Plans of Operation or Notices of Intent require us to remediate any historical workings.

        In a majority of cases, these historical investigations used bulldozers to excavate the surface material to better expose the surface expression of the minerals. Because of this, all of our projects have some historical surface disturbance. In some cases, surface disturbances have been covered back up by the BLM. In other cases, such as the Last Chance Project and claims holding the Last Chance main vein and generally our projects in Montana, no covering of these workings has occurred; however, the adits that exist in the Last Chance Project have been closed-in by backfilling at the opening. All of our exploration work is restricted to less than five acres of disturbance and requires permitting according to our submitted Plans of Operation or Notices of Intent to the applicable regulatory authority. To date none of our approved and permitted or submitted Plans of Operation or Notices of Intent require us to remediate our historical workings.

Powderhorn Project

Location

        The Powderhorn project is located on BLM lands in southwestern Colorado and is accessed from Gunnison, Colorado by traveling on paved road west on US-50 for 9.4 miles, then traveling south on CO-149 for 16.9 miles, then left onto CO Road 27. Accesses to the prospect properties are along BLM and county developed and undeveloped four-wheel drive roads. All other access is by foot or helicopter. Access to the Powderhorn and the location of prospect contiguous claim blocks are shown in the map in Figure 5 below.

Figure 5

Mineral Rights Ownership, Maintenance and Description

        The Powderhorn Project consists of 477 unpatented lode mining claims covering more than 9,400 acres. These claims are listed in the table below. The claims were staked on federal land on the "Location Date" shown in the table below and are maintained in accordance with the General Mining Law.

Powderhorn Project Claims

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 100	Rudolph Hill	20.66	4/16/2011
BC 101	Rudolph Hill	20.66	4/16/2011
BC 102	Rudolph Hill	20.66	4/16/2011
BC 103	Rudolph Hill	20.66	4/16/2011
BC 104	Rudolph Hill	20.66	4/16/2011
BC 105	Rudolph Hill	20.66	4/16/2011

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 106	Rudolph Hill	20.66	4/16/2011
BC 107	Rudolph Hill	20.66	4/16/2011
BC 108	Rudolph Hill	20.66	4/16/2011
BC 109	Rudolph Hill	20.66	4/16/2011
BC 110	Rudolph Hill	20.66	4/16/2011
BC 111	Rudolph Hill	20.66	4/16/2011
BC 112	Rudolph Hill	20.66	4/16/2011
BC 113	Rudolph Hill	20.66	4/16/2011
BC 114	Rudolph Hill	20.66	4/16/2011
BC 115	Rudolph Hill	20.66	4/16/2011
BC 116	Rudolph Hill	20.66	4/16/2011
BC 117	Rudolph Hill	20.66	4/16/2011
BC 118	Rudolph Hill	20.66	4/16/2011
BC 119	Rudolph Hill	20.66	4/16/2011
BC 120	Rudolph Hill	20.66	4/16/2011
BC 121	Rudolph Hill	20.66	4/16/2011
BC 122	Rudolph Hill	20.66	4/16/2011
BC 123	Rudolph Hill	20.66	4/16/2011
BC 124	Rudolph Hill	20.66	4/16/2011
BC 125	Rudolph Hill	20.66	4/16/2011
BC 126	Rudolph Hill	20.66	4/16/2011
BC 127	Rudolph Hill	20.66	4/16/2011
BC 128	Rudolph Hill	20.66	4/16/2011
BC 129	Rudolph Hill	20.66	4/16/2011
BC 130	Rudolph Hill	20.66	4/16/2011
BC 131	Rudolph Hill	20.66	4/16/2011
BC 132	Rudolph Hill	20.66	4/16/2011
BC 133	Rudolph Hill	20.66	4/16/2011
BC 134	Rudolph Hill	20.66	4/16/2011
BC 135	Rudolph Hill	20.66	4/16/2011
BC 136	Rudolph Hill	20.66	4/16/2011
BC 137	Rudolph Hill	20.66	7/12/2011
BC 138	Rudolph Hill	20.66	7/3/2011
BC 139	Rudolph Hill	20.66	6/9/2011
BC 140	Rudolph Hill	20.66	4/16/2011
BC 141	Rudolph Hill	20.66	4/16/2011
BC 142	Rudolph Hill	20.66	4/16/2011
BC 143	Rudolph Hill	20.66	4/16/2011
BC 144	Rudolph Hill	20.66	4/16/2011
BC 145	Rudolph Hill	20.66	4/16/2011
BC 146	Rudolph Hill	20.66	4/16/2011
BC 147	Rudolph Hill	20.66	4/16/2011
BC 148	Rudolph Hill	20.66	4/16/2011
BC 149	Rudolph Hill	20.66	4/16/2011
BC 150	Rudolph Hill	20.66	4/16/2011
BC 151	Rudolph Hill	20.66	4/16/2011
BC 152	Rudolph Hill	20.66	4/16/2011
BC 153	Rudolph Hill	20.66	4/16/2011
BC 154	Rudolph Hill	20.66	4/16/2011
BC 155	Rudolph Hill	20.66	4/16/2011

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 156	Rudolph Hill	20.66	4/16/2011
BC 157	Rudolph Hill	20.66	4/16/2011
BC 158	Rudolph Hill	20.66	4/16/2011
BC 159	Rudolph Hill	20.66	4/16/2011
BC 160	Rudolph Hill	20.66	4/16/2011
BC 161	Rudolph Hill	20.66	4/16/2011
BC 162	Rudolph Hill	20.66	4/16/2011
BC 163	Rudolph Hill	20.66	4/16/2011
BC 164	Rudolph Hill	20.66	4/16/2011
BC 165	Rudolph Hill	20.66	6/4/2011
BC 166	Rudolph Hill	20.66	6/4/2011
BC 167	Rudolph Hill	20.66	6/4/2011
BC 168	Rudolph Hill	20.66	6/4/2011
BC 169	Rudolph Hill	20.66	6/5/2011
BC 170	Rudolph Hill	20.66	6/5/2011
BC 171	Rudolph Hill	20.66	6/4/2011
BC 172	Rudolph Hill	20.66	6/4/2011
BC 173	Rudolph Hill	20.66	6/4/2011
BC 174	Rudolph Hill	20.66	6/4/2011
BC 175	Rudolph Hill	20.66	6/4/2011
BC 176	Rudolph Hill	20.66	6/4/2011
BC 177	Rudolph Hill	20.66	6/4/2011
BC 178	Rudolph Hill	20.66	6/4/2011
BC 179	Rudolph Hill	20.66	6/4/2011
BC 180	Rudolph Hill	20.66	6/4/2011
BC 20	Rudolph Hill	20.66	7/3/2011
BC 21	Rudolph Hill	20.66	7/3/2011
BC 219	Rudolph Hill	20.66	6/9/2011
BC 22	Rudolph Hill	20.66	10/5/2011
BC 220	Rudolph Hill	20.66	6/9/2011
BC 221	Rudolph Hill	20.66	6/9/2011
BC 222	Rudolph Hill	20.66	6/9/2011
BC 223	Rudolph Hill	20.66	6/9/2011
BC 224	Rudolph Hill	20.66	6/9/2011
BC 225	Rudolph Hill	20.66	6/9/2011
BC 226	Rudolph Hill	20.66	6/9/2011
BC 227	Rudolph Hill	20.66	6/9/2011
BC 228	Rudolph Hill	20.66	6/9/2011
BC 229	Rudolph Hill	20.66	6/9/2011
BC 23	Rudolph Hill	20.66	4/16/2011
BC 230	Rudolph Hill	20.66	6/9/2011
BC 231	Rudolph Hill	20.66	6/9/2011
BC 232	Rudolph Hill	20.66	6/9/2011
BC 233	Rudolph Hill	20.66	6/9/2011
BC 234	Rudolph Hill	20.66	6/9/2011
BC 235	Rudolph Hill	20.66	6/6/2011
BC 236	Rudolph Hill	20.66	6/6/2011
BC 237	Rudolph Hill	20.66	6/6/2011
BC 238	Rudolph Hill	20.66	6/6/2011
BC 239	Rudolph Hill	20.66	6/6/2011

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 240	Rudolph Hill	20.66	6/6/2011
BC 241	Rudolph Hill	20.66	6/6/2011
BC 242	Rudolph Hill	20.66	6/6/2011
BC 243	Rudolph Hill	20.66	6/6/2011
BC 244	Rudolph Hill	20.66	6/6/2011
BC 245	Rudolph Hill	20.66	6/8/2011
BC 246	Rudolph Hill	20.66	6/8/2011
BC 247	Rudolph Hill	20.66	6/8/2011
BC 248	Rudolph Hill	20.66	6/8/2011
BC 249	Rudolph Hill	20.66	6/9/2011
BC 250	Rudolph Hill	20.66	6/9/2011
BC 251	Rudolph Hill	20.66	6/9/2011
BC 252	Rudolph Hill	20.66	6/9/2011
BC 253	Rudolph Hill	20.66	6/9/2011
BC 254	Rudolph Hill	20.66	6/9/2011
BC 255	Rudolph Hill	20.66	6/9/2011
BC 256	Rudolph Hill	20.66	6/9/2011
BC 257	Rudolph Hill	20.66	6/9/2011
BC 258	Rudolph Hill	20.66	6/9/2011
BC 259	Rudolph Hill	20.66	6/9/2011
BC 260	Rudolph Hill	20.66	6/9/2011
BC 261	Rudolph Hill	20.66	6/9/2011
BC 262	Rudolph Hill	20.66	6/9/2011
BC 263	Rudolph Hill	20.66	6/9/2011
BC 264	Rudolph Hill	20.66	6/9/2011
BC 265	Rudolph Hill	20.66	6/9/2011
BC 266	Rudolph Hill	20.66	6/9/2011
BC 267	Rudolph Hill	20.66	6/9/2011
BC 268	Rudolph Hill	20.66	6/9/2011
BC 269	Rudolph Hill	20.66	6/9/2011
BC 27	Rudolph Hill	20.66	4/16/2011
BC 270	Rudolph Hill	20.66	6/9/2011
BC 271	Rudolph Hill	20.66	6/9/2011
BC 272	Rudolph Hill	20.66	6/9/2011
BC 273	Rudolph Hill	20.66	6/9/2011
BC 274	Rudolph Hill	20.66	6/9/2011
BC 275	Rudolph Hill	20.66	6/9/2011
BC 276	Rudolph Hill	20.66	6/9/2011
BC 277	Rudolph Hill	20.66	6/9/2011
BC 278	Rudolph Hill	20.66	6/9/2011
BC 279	Rudolph Hill	20.66	6/4/2011
BC 28	Rudolph Hill	20.66	4/16/2011
BC 280	Rudolph Hill	20.66	6/4/2011
BC 281	Rudolph Hill	20.66	6/4/2011
BC 282	Rudolph Hill	20.66	6/4/2011
BC 283	Rudolph Hill	20.66	6/4/2011
BC 284	Rudolph Hill	20.66	6/4/2011
BC 29	Rudolph Hill	20.66	4/16/2011
BC 30	Rudolph Hill	20.66	4/16/2011
BC 31	Rudolph Hill	20.66	4/16/2011

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 32	Rudolph Hill	20.66	4/16/2011
BC 33	Rudolph Hill	20.66	4/16/2011
BC 34	Rudolph Hill	20.66	4/16/2011
BC 35	Rudolph Hill	20.66	7/11/2011
BC 36	Rudolph Hill	20.66	4/16/2011
BC 37	Rudolph Hill	20.66	4/16/2011
BC 38	Rudolph Hill	20.66	4/16/2011
BC 39	Rudolph Hill	20.66	4/16/2011
BC 40	Rudolph Hill	20.66	4/16/2011
BC 41	Rudolph Hill	20.66	4/16/2011
BC 42	Rudolph Hill	20.66	4/16/2011
BC 43	Rudolph Hill	20.66	4/16/2011
BC 44	Rudolph Hill	20.66	4/16/2011
BC 45	Rudolph Hill	20.66	4/16/2011
BC 46	Rudolph Hill	20.66	4/16/2011
BC 47	Rudolph Hill	20.66	4/16/2011
BC 48	Rudolph Hill	20.66	4/16/2011
BC 49	Rudolph Hill	20.66	4/16/2011
BC 50	Rudolph Hill	20.66	4/16/2011
BC 51	Rudolph Hill	20.66	4/16/2011
BC 52	Rudolph Hill	20.66	4/16/2011
BC 53	Rudolph Hill	20.66	4/16/2011
BC 54	Rudolph Hill	20.66	10/5/2011
BC 55	Rudolph Hill	20.66	10/5/2011
BC 56	Rudolph Hill	20.66	4/16/2011
BC 57	Rudolph Hill	20.66	7/4/2011
BC 58	Rudolph Hill	20.66	7/4/2011
BC 59	Rudolph Hill	20.66	7/4/2011
BC 60	Rudolph Hill	20.66	4/16/2011
BC 61	Rudolph Hill	20.66	4/16/2011
BC 62	Rudolph Hill	20.66	4/16/2011
BC 63	Rudolph Hill	20.66	4/16/2011
BC 64	Rudolph Hill	20.66	4/16/2011
BC 65	Rudolph Hill	20.66	4/16/2011
BC 66	Rudolph Hill	20.66	4/16/2011
BC 67	Rudolph Hill	20.66	4/16/2011
BC 68	Rudolph Hill	20.66	4/16/2011
BC 69	Rudolph Hill	20.66	4/16/2011
BC 70	Rudolph Hill	20.66	4/16/2011
BC 71	Rudolph Hill	20.66	4/16/2011
BC 72	Rudolph Hill	20.66	4/16/2011
BC 73	Rudolph Hill	20.66	4/16/2011
BC 74	Rudolph Hill	20.66	4/16/2011
BC 75	Rudolph Hill	20.66	4/16/2011
BC 76	Rudolph Hill	20.66	4/16/2011
BC 77	Rudolph Hill	20.66	4/16/2011
BC 78	Rudolph Hill	20.66	4/16/2011
BC 79	Rudolph Hill	20.66	4/16/2011
BC 80	Rudolph Hill	20.66	4/16/2011
BC 81	Rudolph Hill	20.66	4/16/2011

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 82	Rudolph Hill	20.66	4/16/2011
BC 83	Rudolph Hill	20.66	4/16/2011
BC 84	Rudolph Hill	20.66	4/16/2011
BC 85	Rudolph Hill	20.66	4/16/2011
BC 86	Rudolph Hill	20.66	4/16/2011
BC 87	Rudolph Hill	20.66	4/16/2011
BC 88	Rudolph Hill	20.66	4/16/2011
BC 89	Rudolph Hill	20.66	4/16/2011
BC 90	Rudolph Hill	20.66	4/16/2011
BC 91	Rudolph Hill	20.66	4/16/2011
BC 92	Rudolph Hill	20.66	4/16/2011
BC 93	Rudolph Hill	20.66	4/16/2011
BC 94	Rudolph Hill	20.66	4/16/2011
BC 95	Rudolph Hill	20.66	4/16/2011
BC 96	Rudolph Hill	20.66	4/16/2011
BC 97	Rudolph Hill	20.66	4/16/2011
BC 98	Rudolph Hill	20.66	4/16/2011
BC 99	Rudolph Hill	20.66	4/16/2011
PH #16	Rudolph Hill	20.66	8/11/2008
PH #17	Rudolph Hill	20.66	8/11/2008
PH #18	Rudolph Hill	20.66	8/11/2008
PH #19	Rudolph Hill	20.66	8/11/2008
PH #20	Rudolph Hill	20.66	8/11/2008
PH #21	Rudolph Hill	20.66	8/12/2008
PH #22	Rudolph Hill	20.66	8/12/2008
PH #23	Rudolph Hill	20.66	8/12/2008
PH #24	Rudolph Hill	18.1	8/13/2008
PH #25	Rudolph Hill	18.1	8/13/2008
PH #26	Rudolph Hill	18.1	8/13/2008
PH #27	Rudolph Hill	18.1	8/13/2008
PH #28	Rudolph Hill	18.1	8/13/2008
PH #29	Rudolph Hill	20.66	8/13/2008
PH #30	Rudolph Hill	20.66	8/14/2008
PH #31	Rudolph Hill	20.66	8/14/2008
SG 10	Rudolph Hill	20.66	10/5/2011
SG 11	Rudolph Hill	20.66	10/5/2011
SG 12	Rudolph Hill	20.66	10/5/2011
SG 13	Rudolph Hill	20.66	10/4/2011
SG 14	Rudolph Hill	20.66	10/4/2011
SG 15	Rudolph Hill	20.66	10/4/2011
SG 16	Rudolph Hill	20.66	10/4/2011
SG 17	Rudolph Hill	20.66	10/4/2011
SG 18	Rudolph Hill	20.66	10/4/2011
SG 19	Rudolph Hill	20.66	10/5/2011
SG 20	Rudolph Hill	20.66	10/5/2011
SG 21	Rudolph Hill	20.66	10/5/2011
SG 22	Rudolph Hill	20.66	10/5/2011
SG 23	Rudolph Hill	20.66	10/5/2011
SG 24	Rudolph Hill	20.66	10/5/2011
SG 25	Rudolph Hill	20.66	10/4/2011

Claim Name(1)	Prospect	Location Date(2)	Acres
SG 26	Rudolph Hill	20.66	10/4/2011
SG 28	Rudolph Hill	20.66	10/4/2011
SG 30	Rudolph Hill	20.66	10/4/2011
SG 31	Rudolph Hill	20.66	10/5/2011
SG 32	Rudolph Hill	20.66	10/5/2011
SG 33	Rudolph Hill	20.66	10/5/2011
SG 34	Rudolph Hill	20.66	10/5/2011
SG 35	Rudolph Hill	20.66	10/5/2011
SG 36	Rudolph Hill	20.66	10/5/2011
SG 37	Rudolph Hill	20.66	10/4/2011
SG 38	Rudolph Hill	20.66	10/4/2011
SG 39	Rudolph Hill	20.66	10/4/2011
SG 40	Rudolph Hill	20.66	10/4/2011
SG 41	Rudolph Hill	20.66	10/4/2011
SG 42	Rudolph Hill	20.66	10/4/2011
SG 43	Rudolph Hill	20.66	10/19/2011
SG 44	Rudolph Hill	20.66	10/19/2011
SG 45	Rudolph Hill	20.66	10/5/2011
SG 46	Rudolph Hill	20.66	10/5/2011
SG 47	Rudolph Hill	20.66	10/5/2011
SG 48	Rudolph Hill	20.66	10/5/2011
SG 49	Rudolph Hill	20.66	10/4/2011
SG 5	Rudolph Hill	20.66	10/4/2011
SG 50	Rudolph Hill	20.66	10/4/2011
SG 51	Rudolph Hill	20.66	10/4/2011
SG 52	Rudolph Hill	20.66	10/4/2011
SG 53	Rudolph Hill	20.66	10/4/2011
SG 54	Rudolph Hill	20.66	10/4/2011
SG 55	Rudolph Hill	20.66	10/5/2011
SG 56	Rudolph Hill	20.66	10/5/2011
SG 57	Rudolph Hill	20.66	10/5/2011
SG 58	Rudolph Hill	20.66	10/5/2011
SG 59	Rudolph Hill	20.66	10/5/2011
SG 6	Rudolph Hill	20.66	10/4/2011
SG 60	Rudolph Hill	20.66	10/5/2011
SG 61	Rudolph Hill	20.66	10/4/2011
SG 62	Rudolph Hill	20.66	10/4/2011
SG 63	Rudolph Hill	20.66	10/4/2011
SG 64	Rudolph Hill	20.66	10/4/2011
SG 65	Rudolph Hill	20.66	10/4/2011
SG 66	Rudolph Hill	20.66	10/4/2011
SG 67	Rudolph Hill	20.66	10/5/2011
SG 68	Rudolph Hill	20.66	10/5/2011
SG 69	Rudolph Hill	20.66	10/5/2011
SG 7	Rudolph Hill	20.66	10/5/2011
SG 8	Rudolph Hill	20.66	10/5/2011
GC 1	Satellite	20.66	4/16/2011
GC 10	Satellite	20.66	4/16/2011
GC 100	Satellite	20.66	6/18/2011
GC 101	Satellite	20.66	6/18/2011

Claim Name(1)	Prospect	Location Date(2)	Acres
GC 102	Satellite	20.66	6/18/2011
GC 103	Satellite	20.66	6/18/2011
GC 104	Satellite	20.66	6/18/2011
GC 105	Satellite	20.66	6/18/2011
GC 106	Satellite	20.66	6/18/2011
GC 107	Satellite	20.66	6/18/2011
GC 108	Satellite	20.66	6/18/2011
GC 109	Satellite	20.66	6/18/2011
GC 11	Satellite	20.66	4/16/2011
GC 110	Satellite	20.66	6/18/2011
GC 115	Satellite	20.66	6/18/2011
GC 117	Satellite	20.66	6/18/2011
GC 119	Satellite	20.66	6/18/2011
GC 12	Satellite	20.66	4/16/2011
GC 121	Satellite	20.66	6/18/2011
GC 122	Satellite	20.66	6/18/2011
GC 123	Satellite	20.66	6/18/2011
GC 124	Satellite	20.66	6/18/2011
GC 125	Satellite	20.66	6/18/2011
GC 126	Satellite	20.66	6/19/2011
GC 127	Satellite	20.66	6/18/2011
GC 128	Satellite	20.66	6/19/2011
GC 129	Satellite	20.66	6/18/2011
GC 13	Satellite	20.66	4/16/2011
GC 130	Satellite	20.66	6/19/2011
GC 131	Satellite	20.66	6/18/2011
GC 132	Satellite	20.66	6/19/2011
GC 133	Satellite	20.66	6/18/2011
GC 134	Satellite	20.66	6/19/2011
GC 135	Satellite	20.66	6/18/2011
GC 136	Satellite	20.66	6/19/2011
GC 137	Satellite	20.66	6/18/2011
GC 138	Satellite	20.66	6/19/2011
GC 14	Satellite	20.66	4/16/2011
GC 140	Satellite	20.66	6/18/2011
GC 149	Satellite	20.66	6/18/2011
GC 15	Satellite	20.66	4/16/2011
GC 151	Satellite	20.66	6/18/2011
GC 152	Satellite	20.66	6/19/2011
GC 153	Satellite	20.66	6/18/2011
GC 154	Satellite	20.66	6/19/2011
GC 16	Satellite	20.66	4/16/2011
GC 17	Satellite	20.66	4/16/2011
GC 18	Satellite	20.66	4/16/2011
GC 19	Satellite	20.66	4/16/2011
GC 2	Satellite	20.66	4/16/2011
GC 20	Satellite	20.66	4/16/2011
GC 21	Satellite	20.66	4/16/2011
GC 22	Satellite	20.66	4/16/2011
GC 23	Satellite	20.66	4/16/2011

Claim Name(1)	Prospect	Location Date(2)	Acres
GC 24	Satellite	20.66	4/16/2011
GC 25	Satellite	20.66	4/16/2011
GC 26	Satellite	20.66	4/16/2011
GC 27	Satellite	20.66	4/16/2011
GC 28	Satellite	20.66	4/16/2011
GC 29	Satellite	20.66	4/16/2011
GC 3	Satellite	20.66	4/16/2011
GC 30	Satellite	20.66	4/16/2011
GC 31	Satellite	20.66	4/16/2011
GC 32	Satellite	20.66	4/16/2011
GC 33	Satellite	20.66	4/16/2011
GC 34	Satellite	20.66	4/16/2011
GC 35	Satellite	20.66	4/16/2011
GC 36	Satellite	20.66	4/16/2011
GC 37	Satellite	20.66	4/16/2011
GC 38	Satellite	20.66	4/16/2011
GC 39	Satellite	20.66	4/16/2011
GC 4	Satellite	20.66	4/16/2011
GC 40	Satellite	20.66	4/16/2011
GC 41	Satellite	20.66	4/16/2011
GC 42	Satellite	20.66	6/15/2011
GC 43	Satellite	20.66	6/14/2011
GC 44	Satellite	20.66	6/14/2011
GC 45	Satellite	20.66	6/14/2011
GC 46	Satellite	20.66	6/14/2011
GC 47	Satellite	20.66	6/14/2011
GC 48	Satellite	20.66	6/14/2011
GC 49	Satellite	20.66	6/14/2011
GC 5	Satellite	20.66	4/16/2011
GC 50	Satellite	20.66	6/14/2011
GC 51	Satellite	20.66	6/15/2011
GC 52	Satellite	20.66	6/15/2011
GC 53	Satellite	20.66	6/15/2011
GC 54	Satellite	20.66	6/15/2011
GC 55	Satellite	20.66	6/15/2011
GC 56	Satellite	20.66	6/15/2011
GC 57	Satellite	20.66	6/15/2011
GC 58	Satellite	20.66	6/15/2011
GC 59	Satellite	20.66	6/15/2011
GC 6	Satellite	20.66	4/16/2011
GC 60	Satellite	20.66	6/15/2011
GC 61	Satellite	20.66	6/15/2011
GC 62	Satellite	20.66	6/15/2011
GC 63	Satellite	20.66	6/15/2011
GC 64	Satellite	20.66	6/15/2011
GC 65	Satellite	20.66	6/14/2011
GC 66	Satellite	20.66	6/18/2011
GC 67	Satellite	20.66	6/14/2011
GC 68	Satellite	20.66	6/18/2011
GC 69	Satellite	20.66	6/14/2011

Claim Name(1)	Prospect	Location Date(2)	Acres
GC 7	Satellite	20.66	4/16/2011
GC 70	Satellite	20.66	6/18/2011
GC 71	Satellite	20.66	6/14/2011
GC 72	Satellite	20.66	6/18/2011
GC 73	Satellite	20.66	6/14/2011
GC 74	Satellite	20.66	6/18/2011
GC 75	Satellite	20.66	6/14/2011
GC 76	Satellite	20.66	6/18/2011
GC 77	Satellite	20.66	6/14/2011
GC 78	Satellite	20.66	6/18/2011
GC 79	Satellite	20.66	6/14/2011
GC 8	Satellite	20.66	4/16/2011
GC 80	Satellite	20.66	6/18/2011
GC 81	Satellite	20.66	6/15/2011
GC 82	Satellite	20.66	6/18/2011
GC 83	Satellite	20.66	6/15/2011
GC 85	Satellite	20.66	6/15/2011
GC 87	Satellite	20.66	6/15/2011
GC 88	Satellite	20.66	6/18/2011
GC 89	Satellite	20.66	6/15/2011
GC 9	Satellite	20.66	4/16/2011
GC 90	Satellite	20.66	6/18/2011
GC 91	Satellite	20.66	6/15/2011
GC 92	Satellite	20.66	6/18/2011
GC 93	Satellite	20.66	6/15/2011
GC 94	Satellite	20.66	6/18/2011
GC 95	Satellite	20.66	6/18/2011
GC 96	Satellite	20.66	6/18/2011
GC 97	Satellite	20.66	6/18/2011
GC 98	Satellite	20.66	6/18/2011
GC 99	Satellite	20.66	6/18/2011
HW 1	Satellite	20.66	6/2/2011
HW 2	Satellite	20.66	6/2/2011
HW 3	Satellite	20.66	6/2/2011
HW 4	Satellite	20.66	6/2/2011
IC 102	Satellite	20.66	4/16/2011
IC 103	Satellite	20.66	4/16/2011
IC 109	Satellite	20.66	4/16/2011
IC 128	Satellite	20.66	4/16/2011
IC 129	Satellite	20.66	4/16/2011
IC 135	Satellite	20.66	4/16/2011
IC 136	Satellite	20.66	4/16/2011
IC 137	Satellite	20.66	4/16/2011
IC 143	Satellite	20.66	4/16/2011
IC 144	Satellite	20.66	4/16/2011
IC 145	Satellite	20.66	4/16/2011
IC 71	Satellite	20.66	4/16/2011
IC 72	Satellite	20.66	4/16/2011
IC 79	Satellite	20.66	4/16/2011
IC 80	Satellite	20.66	4/16/2011

Claim Name(1)	Prospect	Location Date(2)	Acres
IC 87	Satellite	20.66	4/16/2011
IC 88	Satellite	20.66	4/16/2011
IC 89	Satellite	20.66	4/16/2011
IC 94	Satellite	20.66	4/16/2011
IC 95	Satellite	20.66	4/16/2011
IC 96	Satellite	20.66	4/16/2011
PH #1	Satellite	20.66	8/7/2008
PH #10	Satellite	20.66	8/7/2008
PH #11	Satellite	20.66	8/8/2008
PH #12	Satellite	20.66	8/9/2008
PH #13	Satellite	13.5	8/10/2008
PH #14	Satellite	20.66	8/10/2008
PH #15	Satellite	14	8/10/2008
PH #2	Satellite	20.66	8/7/2008
PH #3	Satellite	20.66	8/7/2008
PH #4	Satellite	20.66	8/7/2008
PH #5	Satellite	20.66	8/7/2008
PH #6	Satellite	20.66	8/7/2008
PH #7	Satellite	20.66	8/7/2008
PH #8	Satellite	20.66	8/8/2008
PH #9	Satellite	20.66	8/7/2008

(1) All claims are recorded in the name of Seaglass Holding Corp., a wholly-owned subsidiary of ours.

(2) All claims are located in the State of Colorado.

        These claims and their associated mineral rights are held by currently active unpatented lode mining claims filed with the Denver office of the BLM located in Denver, Colorado and at the County Recorder's Offices of Fremont County, Gunnison County and Saguache County according to the county in which the claim is located. Maintenance of the mineral rights associated with the unpatented lode mining claims require annual filing and payment of $140 per claim fee to the BLM and filing with county jurisdiction with an associated recording fee of approximately $150 for all Colorado located lode mining claims. During the normal course of exploration we plan to continually perfect, expand, reduce, or otherwise modify and adjust our claim mineral rights holdings in coordination with these exploration efforts to maintain effective mineral rights that cover material properties.

History of the Project

        As most of the prominent historical work on the Powderhorn Project has focused on the Iron Hill carbonatite complex, little information is known regarding the related rare earth mineralization that occurs in veins circumferential to the Iron Hill carbonatite complex. USGS investigators have gathered information indicating multiple localities of thorium veins adjacent to the Iron Hill carbonatite.

        Our predecessor also completed grab sampling between and 2007 and 2010 indicating several localities of anomalous rare earth mineralization within the Powderhorn Project claims.

Geological Setting

        The Project claims are distally located from the Iron Hill carbonatite complex and principally cover the granites, felsite porphyry, meta-gabbro, and San Juan volcanics in the Project area.

        The Powderhorn Project is in an area surrounding, but excluding, Iron Hill. Iron Hill is recognized as the largest exposed carbonatite mass in the United States. The Iron Hill complex (suite of intrusive rocks) intruded into Proterozoic granites and metamorphic rocks approximately 570 million years ago.

        Iron Hill carbonatite complex related intrusives consisting of pyroxenite, uncompahgrite, ijolite, and pyroxenite-nepheline syenite, and nepheline syenite were emplaced into the Proterozoic granite and metamorphic hosts rocks. The pyroxenite and host rocks are cross-cut by veins mineralized by carbonatite and rare earth-thorium veins circumferential to the Iron Hill carbonatite. The source of rare earth mineralization is inferred to be related to the carbonatite complex. The north-west trending Cimarron fault dominates in the area.

Exploration work

        The Powderhorn Project is an exploration stage project and does not have any reportable reserves.

Phase I Exploration Work

        To date, we have focused our initial exploration activities on the Powderhorn. The Powderhorn Project is divided into two prospects—the Satellite prospect and the Rudolph Hill prospect. We completed Phase I diamond core drilling on the Satellite and Rudolph Hill prospects in 2011. Our exploration also included several grab sampling traverses. Results indicate low to moderate rare earth element mineralization that requires further work to identify the exact location and dimensions (length, width and depth) of the mineralization. Evaluation of the Powderhorn Project is still in an early phase of investigation as mapping and detailed work has yet to be completed.

        The cost of exploration work (including filing fees) from 2011 through March 31, 2014 was approximately $1,650,000.

Future Exploration Work

        No exploration work for the Powderhorn Project is planned in 2014-2015. The Powderhorn Project is our lowest exploration priority.

Project Mineralogy

        We have not yet completed a mineralogical study for the samples collected.

Sampling and Analysis

        We conducted both grab sampling and drill core sampling.

        Grab samples are a preliminary exploration tool where between 1/4 to 5 pound samples are collected in an area of interest to ascertain if follow-up exploration should be conducted. Because of their preliminary nature grab samples are only useful for preliminary evaluation and the results of such grab sampling may not give representative metal concentration values as determined by further exploration. A majority of the grab samples were located using handheld GPS units.

        Drill core was split along the vertical axis. Samples of half of the split core were bagged in recorded intervals for shipment the analytical laboratory. Sample identification numbers were recorded on sample tags and sent with the samples to the assay lab. Drill-hole locations are known from maps submitted for permitting.

        Samples collected during our Phase I exploration program were analyzed by a third party laboratory that is accredited by the Standards Council of Canada.

        Our quality assurance and quality control program is under continuous review, evaluation, and development to maintain and improve quality assurance and quality control.

Power, Water and Infrastructure

        The only power available to the Powderhorn Project is by battery or petroleum fueled generators brought on to the site by us. Water sourcing during the 2011 drilling program was for permitted access to surface water within several miles of the drilling site. No permanent infrastructure or equipment is located within the Powderhorn Project.

Offices

        Since January 20, 2014, we have leased our principal executive offices at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024-3818. The lease of this 1,588 square foot space is for a term expiring on November 30, 2016, and provides for monthly rental payments of $3,441.

        Since January 1, 2013, we have also rented office space from Logic at 711 Fifth Avenue, 16th Floor, New York, NY 10022 which, since May 1, 2013, has been on a month-to-month basis. Between January 1, 2013 and May 30, 2013, we paid rent of $3,750 per month, and, as of June 1, 2013, our rent is $9,250 per month. The increase in rent has been commensurate with an increase in personnel that work for us at Logic's offices.

        We also lease 5,000 square feet of office and storage space at 120 Vandervoort Street, Salmon, Idaho. The Salmon facility is used by our employees and contractors when they are involved in exploration or other activities relating to our Idaho or Montana claims and is also used to store tools and materials used in our exploratory activities and samples collected from the claim sites. This lease provides for monthly rentals of $1,200 and expires June 3, 2014, with an option to renew for two terms of two years at a rent to be negotiated.

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

Competition

        There are a number of companies in North America that are also in the business of exploring for and mining rare earth elements. Each of these companies would be our competitor for additional mining claims in the United States and Canada and for skilled technical and mining personnel. These companies are primarily based in Canada and include Avalon Rare Metals Inc. (TSE: AVL; NYSE MKT: AVL), Frontier Rare Earths, Limited (TSE: FRO), Great Western Minerals Group Ltd. (CVE: GWG; OTCQX: GWMGF), Ucore Rare Metals Inc. (TSX-V: UCU; OTCQX: UURAF), and Matamec Explorations, Inc. (TSX-V: MAT), as well as Texas Rare Earth Resources Corp. (OTCQX: TRER), among others. Each of these companies may have greater resources than us and may develop a commercially-viable mining operation prior to us. Many of them have been in business longer than us and have established strategic partnerships and relationships that provide an advantage in the global rare earth elements market. There can be no assurance that we can explore and develop our mining prospects at a faster pace than any of our competitors or complete a "go-to-market" strategy in advance of these competitors. As a result of these factors, we may not be able to compete effectively against current and future competitors.

        Once we have commenced mining and processing activities, our competitors will include other actual producers of rare earth elements, including Lynas Corporation (Australia) (ASX: LYC), some or all of the companies mentioned above, a number of companies in China, such as Inner Mongolia Baotou Steel Rare Earth Group, and Molycorp, Inc. (United States) (NYSE: MCP). In order to commence mining and processing operations, it will first be necessary for us to complete our exploratory activities, prove the feasibility of a particular project, complete the permitting process, construct our facilities and enter the marketplace. To do so, it will require significant capital investments. The other mineral exploration companies noted above will also be seeking capital resources to fund their business plans. As a result, there will be significant competition for capital resources across North America.

Current and Planned Exploration Projects

        We spent approximately $3.8 million on exploration (including filing fees) from 2011 through March 31, 2014 on the projects discussed above. These projects do not have any proven or probable reserves, and our proposed activities are exploratory in nature. All costs incurred since the acquisition of our claims have been recorded as exploration expenses.

        Our exploration program for the fiscal year 2014 is anticipated to cost a minimum of approximately $4.4 million, assuming we are able to raise sufficient funds for exploration. While management is actively involved in identifying sources of capital to fund our operations, there is no assurance that we will be successful in raising the needed funds.

Research and Development

        Down-stream milling, concentration, and processing of rare earth metal-oxides is both complex and historically very capital intensive. Capital and technological barriers currently exist regarding the down-stream processing of rare earth run-of-mine material. We believe that proactively working to reduce the capital intensive nature associated with conventional outdated processing techniques is an important aspect of continued development of our claims and improvement of the ultimate economics of rare earth extraction. We plan to commence rare earth separation process piloting and technology testing beginning in 2014-2015.

Compliance with Government Regulation

Unpatented Mining Claims

        All of our mining claims are unpatented lode mining claims. The holder of an unpatented mining claim has a unique property interest. A citizen of the United States who complies with the statutory requirements for locating an unpatented mining claim—physically staking the claim on open public land, making a discovery of valuable minerals, and filing the required documents—automatically acquires the full interest in the claim, without any action by the government. For purposes of the federal mining law, a "citizen" includes a corporation organized under the laws of any state (or an unincorporated association such as a partnership, limited partnership, joint venture, or trust). No governmental authorization is required for the claim owner to merely hold (without exploring or developing) its interest in the claim.

        Upon making a discovery of valuable minerals, the locator of a federal mining claim receives the "exclusive right of possession and enjoyment" of all "veins, lodes, and ledges throughout their entire depth," effectively providing the locator of a mining claim the right to pursue the extensions of any identified vein beyond the side-line limits of a lode location. The locator also receives the exclusive right to possess all surface areas within the claim for mining purposes, but the United States retains the right to manage the surface of the property for other purposes. A locator's possessory rights are considered vested property rights in real property with full attributes and benefits of ownership exercisable against third parties, and these rights may be sold, transferred and mortgaged. While the law provides that the locator may be eligible for a conveyance from the United States of the full fee simple estate in the lands (known as a "patent" of the land) upon compliance and proof of further requirements, there has been a moratorium on the issuance of such patents since 1991. Nevertheless, a locator's possessory rights to mine all of the minerals to exhaustion are complete in unpatented claims, and the locator is never required to apply for or obtain a patent in order to fully mine the minerals found on the claims.

        The United States remains the legal title holder to the lands on which an unpatented claim is located, as provided by federal law. While the locator has full possessory rights to the surface and the minerals under the surface, these rights are subject to certain statutory requirements and limitations, such as the payment of annual assessment fees and making annual filings with the government. Failure to comply with these ongoing requirements will result in loss of the right to maintain the claims.

        A valid federal mining claim location must be made on land that is open to mineral entry. Land may be closed to mineral entry for a variety of reasons. For example, the land may have been transferred out of federal ownership by patent to private ownership or to another governmental entity, or it may have been withdrawn from mineral entry for the preservation of water resources, wildlife protection or other environmental reasons.

        If a mining claim is located wholly or partially on land that is not open to mineral entry under the mining laws, the claim owner has acquired no mineral or related surface access rights in the lands within the area that is not open to mineral entry. While the portion of the claim located on ground open for location will be valid, if the location monument for the claim is located on land not open to mineral entry, the entire claim is void as a matter of law. Operations conducted on those portions of a claim that are located in the area not open to location will constitute a trespass and may subject the operator to legal action by the owner, if privately held, or the government agency, if in federal or state ownership. Moreover, claims located on surface that is owned by a third party will require accommodation of the surface owner's rights and may subject operations on any such lands to additional regulatory requirements.

        Our claims may overlap with unpatented mining claims located by third parties. In some instances, we may own the senior (earlier located) overlapping claim and in other instances we may own the junior (more recently located) overlapping claim. Mining claim locations hold priority by the date of location. As a result, junior unpatented mining claims are invalid to the extent they overlie senior unpatented mining claims. If the location monument for any junior claim is located on a senior claim, the entire claim will be void as a matter of law. However, so long as the location monuments of the junior overlapping claims are located on land open for mineral entry, the claims will be valid outside the areas of overlap with the senior claims.

        In addition certain of our claims may be located on National Forest lands, the surface of which is managed by the U.S. Forest Service. In such instances, we must comply with enhanced surface protections prior to engaging in any mining activities on these lands. Moreover, we may be likely to encounter environmentally sensitive areas and threatened, endangered or sensitive species, in and around the U.S. Forest System areas.

Permits and Approvals

        The exploration, drilling and mining industries operate in a legal environment that requires permits to conduct virtually all operations. Permits are required by local, state and federal government agencies. Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the affected area. Local authorities, usually counties, also have control over mining activity. The various permits address such issues as drilling, trenching, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues. Prehistorical or Native American graves, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before

        We currently hold approved plans of operation and permits needed for certain exploration and related reclamation activities. These include a Montana State exploration license, an approved plan of operations to conduct drilling for the North Fork Project, an approved plan of operations for continued reclamation for the Last Chance Project, and an approved notice of intent for continued reclamation for the Powderhorn Project. Collectively, these permits allow us to continue drilling on the North Fork Project in accordance with the plan of operations through the end of 2014, conduct reclamation on the Last Chance Project through November 2016 and Powderhorn Project through August 2016, conduct non-mechanized exploration on the Last Chance and Sheep Creek Projects through May 2015 and non-mechanized exploration on the North Fork, Lemhi Pass and Diamond Creek Projects which are not time-limited. We have submitted for approval a new plan of operations to expand exploration on the Last Chance Project for 2014. As we prioritize exploration goals and obtain funding, we intend to submit further plans of operation to initiate drilling programs on our properties. To the extent that we do not presently hold an approved plan or operation or permit for future exploration, we intend to obtain such approvals on an as-needed basis.

        As with all permitting processes, there is substantial uncertainty about when and if the permits will be issued. There is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted, could be challenged by third parties that could result in protracted litigation that could cause substantial delays, or may be granted in an unacceptable timeframe or cost too much. Additionally, proposed mineral exploration and mining projects can become controversial and be opposed by nearby landowners and communities, which can substantially delay and interfere with the permitting process. Delays in or inability to obtain necessary permits would result in unanticipated costs, which may adversely affect our business.

Environmental, Health and Safety Matters

        Like all other exploration companies doing business in the United States, we are or will be subject to a variety of federal, state and local statutes, rules and regulations relating to environmental, health and safety matters. These include "permitting" or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during exploration, mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once commercial mining operations have ceased.

        If we commence mining operations, we will be subject to United States federal statutes such as the Mine Safety and Health Act, the Clean Water Act, the Clean Air Act, the National Environmental Policy Act, the Endangered Species Act, the National Forest Management Act, the Wilderness Act, and the Comprehensive Environmental Response, Compensation and Liability Act and also subject to regulations adopted and administered pursuant to those statutes by agencies of the U.S. federal government, including the Environmental Protection Agency, the Forest Service, the BLM, the Fish and Wildlife Service, the Army Corps of Engineers, the Montana State Health Agency, and other agencies. To the extent we locate any part of our operations on lands controlled by a state government, we will be subject to that state's corresponding laws and regulations. The cost of compliance with these statutes and regulations cannot be calculated with any accuracy at this time, but will be significant. In addition, any permitting process that we may be required to follow may take several years.

Employees

        As of December 31, 2013, we had three full-time employees, including two in Plano, Texas and one in Lonoke, Arkansas, and two part-time consultants—our Chief Executive Officer, Kevin M. Cassidy, who is based in New York City, New York, and our Chief Financial Officer, Mark E. Scott, who is based in Seattle, Washington and Atlanta, Georgia. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

Legal Proceedings

        We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not ordinary routine litigation incidental to our business or otherwise material to the financial condition of our business.

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

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated the following series of measures:  (1) we made a series of hires to bolster our accounting functions including the hiring of a treasurer in June 2013 to coordinate the segregation of duties and implement the command and control structure consistent with control objectives, the hiring of a controller in November 2013 with technical public accounting expertise and the hiring of a dedicated full-time CFO in April 2014 to oversee the accounting function, (2) in September 2013, we established an audit committee comprised of three independent directors, all of whom were newly elected to the board during 2013, with responsibility for overseeing, among other things, our internal controls, and (3) during the quarter ended December 31, 2013, we  migrated our accounting functions to a new computer system. We intend to continue bolstering our accounting function and internal controls over financial reporting as financial resources permit. However, given limitations in financial and manpower resources, we may not have the resources to fully address the weaknesses identified above. No assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

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

We may become subject to tax assessments, penalties and interest for historically processing compensation as independent contractors rather than as payroll.

During the years ended December 31, 2011 and 2012, we did not report stock based compensation on Form 1099 or W-2, which amounted to $7,632,456 and $526,200 respectively. During the year ended December 31, 2013, we processed compensation to our chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. We historically processed compensation to certain former officers and employees as independent contractors under Form 1099 instead of processing it as payroll under Form W-2. In addition, we did not report stock based compensation on the Form 1099 or W-2. We recorded $250,000 as accounts payable as of December 31, 2013 for FICA costs for the years ended December 31, 2011-2013 and have not accrued any potential interest or penalties related to any taxes due to the IRS. If we become subject to tax assessment, penalties and interest by federal and state tax authorities in the future, our results of operations, financial performance and cash flows could be materially adversely affected.

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

We have limited director and officer insurance and commercial insurance policies. Any significant claims against us from operations, stockholder litigation or other disputes in excess of our insurance coverage would have a material adverse effect on our business, financial condition and results of operations.

Our officers and directors have had limited personal visits to our projects.

In November 2011, Kevin Cassidy, our Chief Executive Officer and director made a three-day site visit together with certain other former officers and directors to the Diamond Creek Project. In addition, in July 2013, Mr. Cassidy and Mr. Lattimore, our Chairman and significant shareholder, made a three-day site visit to the Last Chance, North Fork and Lemhi Pass Projects. Accordingly, not all of our projects have been the subject of a site visit by our officers and directors, only a small number of our officers and directors have made site visits and due to the number of our claims, even if a particular project was visited in the past, it was not possible to cover every single claim within the project. Accordingly, there is a risk that we have not properly evaluated the potential benefit of our claims and our ability to properly assess all factors which may impact our exploration plans.

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

Current Assets and Operations

We are a rare earth elements exploration company seeking to identify and ultimately mine commercially-viable sources of domestic rare earth elements. We hold over 1,270 unpatented lode mining claims  that cover approximately 22 ,000 acres of land in Idaho, Montana and Colorado. In Idaho and Montana our claims are located in the Lemhi Pass Mineral Trend in Lemhi County, Idaho, and Beaverhead and Ravalli Counties, Montana. The claims are grouped into Prospects that include Lemhi Pass, Diamond Creek, North Fork, Last Chance and Sheep Creek. In Colorado, the claims include the Powderhorn Prospect in Gunnison County, and Wet Mountain Prospect in Fremont and Custer Counties.

Our operations are exploratory in nature. We currently do not have any producing properties and further exploration will be required before a final evaluation as to the economic and practical feasibility of any of our properties is determined. As a result, we are considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at our properties. Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, all of our investment in mining properties to date has been expensed as incurred and therefore does not appear as assets on our balance sheet. We expect exploration expenditures will continue during 2014 and subsequent years provided that sufficient working capital is available from financing sources. We expect to remain an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time as we demonstrate the existence of proven or probable reserves that meet SEC guidelines. In addition, unless rare earth elements mineralized material is classified as proven or probable reserves, all expenditures for exploration and development will continue to be expensed as incurred.

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

Carol Kondos was appointed as a member of our board of directors on August 26, 2013 and since September 5, 2013 serves as a member of our Audit Committee. Ms. Kondos is a practicing attorney in Dallas, Texas and has been President of Kondos & Kondos Law Offices since 1984, as well as President of COMTEK Group, a staffing company, since it was founded in 2001. Kondos & Kondos provides corporate legal services focused on transactional work and personal injury. Ms. Kondos has been involved in the creation, management and/or sale of several businesses, which have all required an involvement in navigating and understanding various Federal departments and their regulations. As the corporate attorney for two telecommunications companies, Qwest Microwave and ComLink Telecom, Ms. Kondos was tasked with ensuring each company was aware of all relevant FCC regulations, guidelines and practices and that their business practices were in compliance. Ms. Kondos has been intricately involved with two “Women Owned” businesses. As President of NeoGenex, a biotech company, Ms. Kondos was responsible for, among other duties, obtaining FDA licensing and approval of its products for sale. As the President of COMTEK Group (certified WBE by the Women's Business Council - Southwest), Ms. Kondos is familiar with all aspects of COMTEK’s IT Consulting and Staffing services and currently holds a US Department of Defense security clearance at the secret level. COMTEK is able to provide the US Government a variety of products and services. In her capacity as President of COMTEK, Ms. Kondos has gained the knowledge and understanding necessary to properly manage and maintain the corporate standards necessary in order to hold that clearance. In 1971, Ms. Kondos graduated with a Bachelor of Science from the University of Wisconsin Oshkosh. She earned a Doctor of Jurisprudence degree in 1978 from the University of Loyola School of Law in Chicago, Illinois. Ms. Kondos was appointed to our board of directors because of her regulatory background and experience.

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

Policies and Procedures for Related Person Transactions

We have operated under a Code of Conduct since 2012, which we amended in September 2013. Our Code of Conduct requires all employees, officers and directors, without exception, to avoid the engagement in activities or relationships that conflict, or would be perceived to conflict, with our interests.

We formed an Audit Committee in 2013. We have not adopted a written policy for reviewing related person transactions although we intend to adopt a written policy in the future. Our board of directors reviews all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed.

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

10.19
Amended and Restated Agreement for Service dated November 27, 2013 by and between U.S. Rare Earths, Inc. and P-Con Consulting, Inc. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.20
Settlement Agreement and General Release dated March 15, 2013 by and among U.S. Rare Earths, Inc., on the one hand, and H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp., on the other hand.  (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.21
Stock Purchase Agreement dated March 14, 2013 between H. Deworth Williams, Edward F. Cowle and Geoff Williams, as Sellers, and John Victor Lattimore, Jr. or one of his affiliated companies, as Purchaser. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.22
Voting Shareholder Agreement dated as of March 14, 2013 between John Victor Lattimore, Jr., Unique Materials, LLC, Michael Parnell, Matthew Hoff, Kevin Cassidy, Daniel McGroarty, Winston Marshall, H. Deworth Williams, Edward Cowle, Geoff Williams, Children’s International Obesity Fund, Inc. and Blue Cap Developmental Corp. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.23
Restricted Stock Award Agreement dated as of December 30, 2013 between U.S. Rare Earths, Inc. and John Victor Lattimore, Jr. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.24
Restricted Stock Award Agreement dated as of December 30, 2013 between U.S. Rare Earths, Inc. and Kevin Cassidy. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.25
Restricted Stock Award Agreement dated as of December 30, 2013 between U.S. Rare Earths, Inc. and Senator Robert Kerrey. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.26
Restricted Stock Award Agreement dated as of December 30, 2013 between U.S. Rare Earths, Inc. and General (ret.) Tommy Franks. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.27
Restricted Stock Award Agreement dated as of December 30, 2013 between U.S. Rare Earths, Inc. and Carol Kondos. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.28
Restricted Stock Award Agreement dated as of December 30, 2013 between U.S. Rare Earths, Inc. and Reagan Horton. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.29
Office Lease Agreement by and between U.S. Rare Earths, Inc. and Primera Tennyson Partners LLC dated February 1, 2014. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.30
Consulting Agreement dated July 1, 2013 by and between Logic International Consulting Group, LLC and Lattimore Properties, Inc. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.31
Repurchase Option Agreement made as of May 29, 2013, by and between U.S. Rare Earths, Inc. and Michael D. Parnell Living Trust.  (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.32
Repurchase Option Agreement made as of May 29, 2013, by and between U.S. Rare Earths, Inc. and Edward Cowle. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.33
Repurchase Option Agreement made as of May 31, 2013, by and between U.S. Rare Earths, Inc. and Geoff Williams. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.34
Repurchase Option Agreement made as of May 31, 2013, by and between U.S. Rare Earths, Inc. and H. D. Williams. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.35
Repurchase Option Agreement made as of June 7, 2013, by and between U.S. Rare Earths, Inc. and Matthew J. Hoff. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.36
Repurchase Option Agreement made as of December 18, 2013, by and between U.S. Rare Earths, Inc. and Matthew J. Hoff. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

10.37
Repurchase Option Agreement made as of January 28, 2014, by and between U.S. Rare Earths, Inc. and Michael D. Parnell Living Trust. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

21.1	Subsidiaries of the Registrant. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/PMB Helin Donovan, LLP
PMB Helin Donovan, LLP

April 15, 2014, except for Note 6 which is dated July 3, 2014.
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

Formerly Colorado Rare Earths, Inc., the Company holds over 1,270 mining claims for rare earth elements  that covers approximately 22 ,000 acres of land in Colorado, Idaho and Montana. These include the Powderhorn Project in Gunnison, Fremont and Saguache Counties, Colorado, the Lemhi Pass, Diamond Creek, and North Fork Projects in Lemhi County, Idaho, and the Last Chance and Sheep Creek Projects located in Beaverhead and Ravalli Counties, Montana, respectively.

The Company’s operations are exploratory in nature. The Company currently does not have any producing properties and further exploration will be required before a final evaluation as to the economic and practical feasibility of any of the Company’s properties is determined.

The Company is considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at its claims.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of the Company’s investment s in mining properties to date have been expensed as incurred and therefore do not appear as assets on its balance sheet.  The Company expects construction expenditures will continue during 2014 and subsequent years. The Company expects to remain an exploration stage company for the foreseeable future. The Company does not exit the exploration stage until such time that the Company demonstrates the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

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

On December 15, 2010, the Company entered into an agreement to acquire certain mining and/or mineral leases and/or claims located in Gunnison County, Colorado, Freemont County, and Colorado  County, Colorado.

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

Accrued Employee Taxes

During the years ended December 31, 2011 and 2012, the Company did not report stock based compensation on Form 1099 or W-2, which amounted to $7,632,456 and $526,200 respectively. During the year ended December 31, 2013, the Company processed compensation to its chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. The Company recorded $250,000 as accounts payable as of December 31, 2013 for FICA costs for the years ended December 31, 2011- 2013. The Company has not accrued any potential interest or penalties related to the taxes due to the IRS based on guidance in ASC 450-20-05-5 which requires a probability threshold for recognition of a loss contingency and that the amount of the loss be reasonably estimable. All stock-based compensation to officers, employees and independent contractors was recorded at their grant date fair market value in the financial statements for the years ended December 31, 2013, 2012 and 2011.

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

U.S. RARE EARTHS, INC.

Date: July 3, 2014	By:	/s/ Kevin Cassidy
Kevin Cassidy
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ F . Scott Chrimes
F. Scott Chrimes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Kevin Cassidy	Chief Executive Officer and Director	July 3, 2014
Kevin Cassidy	(Principal Executive Officer)

/s/ F . S cott Chrimes	Chief Financial Officer	July 3, 2014
F. Scott Chrimes	(Principal Financial and Accounting Officer)

/s/ John Victor Lattimore, Jr.	Director	July 3, 2014
John Victor Lattimore, Jr.

/s/ Mark Crandall	Director	July 3, 2014
Mark Crandall

/s/ Tommy Franks	Director	July 3, 2014
Tommy Franks

/s/ Carol Kondos	Director	July 3, 2014
Carol Kondos

/s/ Reagan Horton	Director	July 3, 2014
Reagan Horton