Form 10-Q
period 2014-06-30
U.S. RARE EARTHS, INC
filed 2014-08-12
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014

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

As of August 7, 2014, we had 32,530,934 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AN EXPLORATION STAGE COMPANY

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash	$283,446	$2,216,102
Deposits	123,671	38,500
Deferred financing costs	86,417	-
Other current assets	23,199	11,600

Total current assets	516,733	2,266,202

EQUIPMENT, NET	123,714	113,532

ASSETS FROM DISCONTINUED OPERATIONS	-	111,519

TOTAL ASSETS	$640,447	$2,491,253

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$2,036,495	$1,682,226
Accounts payable and accrued expenses-related party	7,078	80,470
Accrued compensation-officers	82,000	267,597
Other current liabilities	1,255,000	2,268,999

Total current liabilities	3,380,573	4,299,292

LIABILITIES FROM DISCONTINUED OPERATIONS	-	180,699

Total liabilities	3,380,573	4,479,991

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:

Preferred stock; 10,000,000 shares authorized,
outstanding, respectively	-	-

Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 31,390,934 and 30,847,918
shares issued and outstanding, respectively	314	308
Additional paid-in capital	67,973,277	64,645,686
Accumulated deficit	(70,713,717)	(66,634,732)

Total stockholders' deficit	(2,740,126)	(1,988,738)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$640,447	$2,491,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
AN EXPLORATION STAGE COMPANY

	Three Months Ended,		Six Months Ended,
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
REVENUES

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross margin	-	-	-	-

OPERATING EXPENSES

Selling, general and administrative expenses	1,545,546	51,322	3,589,151	876,587
Exploration expense	37,039	207,422	157,740	257,161

Total operating expenses	1,582,585	258,744	3,746,891	1,133,748

(Loss) from operations	(1,582,585)	(258,744)	(3,746,891)	(1,133,748)

OTHER INCOME (EXPENSE)

Interest expense	(1,634)	(13,341)	(2,324)	(25,567)
Loss on debt settlement	-	(1,225,983)	-	(1,225,983)
Loss on legal settlement	(18,000)	(10,923,600)	(331,000)	(10,923,600)
Loss on derivative liability option	-	(806,000)	-	(806,000)

Total other income (expense)	(19,634)	(12,968,924)	(333,324)	(12,981,150)

(LOSS) BEFORE INCOME TAXES	(1,602,219)	(13,227,668)	(4,080,215)	(14,114,898)
INCOME TAX EXPENSE	-	-	-	-

(LOSS) FROM CONTINUING OPERATIONS	(1,602,219)	(13,227,668)	(4,080,215)	(14,114,898)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(200,505)	1,230	(111,914)

Net loss	$(1,602,219)	$(13,428,173)	$(4,078,985)	$(14,226,812)

PER SHARE DATA:

NET LOSS PER SHARE BEFORE DISCONTINUED OPERATIONS
ATTRIBUTABLE TO UREE COMMON SHAREHOLDERS	$(0.05)	$(0.47)	$(0.13)	$(0.51)

DISCONTINUED OPERATIONS ATTRIBUTABLE TO UREE
COMMON SHAREHOLDERS	$0.00	$(0.01)	$0.00	$0.00

NET LOSS PER SHARE ATTRIBUTABLE TO UREE COMMON
SHAREHOLDERS	$(0.05)	$(0.48)	$(0.13)	$(0.51)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	31,124,429	27,903,213	31,041,055	27,790,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
AN EXPLORATION STAGE COMPANY

	Six Months Ended,
	June 30,	June 30,
	2014	2013
OPERATING ACTIVITIES:

Net loss	$(4,078,985)	$(14,226,812)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation and amortization	13,960	8,732
Common stock and warrants issued for services	129,500	300,000
Common stock and warrants issued for liabilities	-	536,128
Stock-based compensation amortization	1,825,000	-
Loss on debt settlement	-	1,225,983
Loss on derivative liability option	-	806,000
Loss on legal settlement	331,000	10,923,600
Changes in Operating Assets and Liabilities:
Prepaid expenses	(13,000)	-
Other current assets and receivables	(83,770)	(7,858)
Accounts payable and accrued expenses	219,663	(418,827)
Accrued compensation-officers	5,000	(73,271)
Accrued interest	-	(10,561)
Net cash provided by (used in) discontinued operations	(69,181)	122,741
Net cash used in operating activities	(1,720,813)	(814,145)

INVESTING ACTIVITIES:

Purchase of fixed assets	(22,294)	-
Net cash used in investing activities	(22,294)	-

FINANCING ACTIVITIES:

Proceeds from the sale of common stock and warrants	1,192,500	675,000
Proceeds from note payable-related party	-	250,000
Repurchase of common stock	(1,354,999)	-
Payment of deferred financing costs	(27,050)	-

Net cash provided by (used in) financing activities	(189,549)	925,000

INCREASE/(DECREASE) IN CASH	(1,932,656)	110,855
CASH AT BEGINNING OF PERIOD	2,216,102	166,939

CASH AT END OF PERIOD	$283,446	$277,794

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Forgiveness of accrued compensation due to officers	$190,596	$-
Loss on debt settlement	$-	$1,225,983
Loss on legal settlement	$-	$10,923,600
Share repurchase liability	$924,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AN EXPLORATION STAGE COMPANY
JUNE 30, 2014

NOTE 1.  ORGANIZATION

The Company and Our Business

U.S. Rare Earths, Inc. (“UREE” or the “Company”) is a rare-earth elements exploration and claims acquisition company based in Plano, Texas that seeks to create a completely independent American based rare-earth supply chain solution within the continental United States.

Formerly Colorado Rare Earths, Inc., the Company holds approximately 1,250 mining claims for rare-earth elements that cover approximately 22,000 acres of land in Colorado, Idaho and Montana. In Idaho and Montana, the Company’s claims are located in the Lemhi Pass mineral trend in Lemhi County, Idaho, and Beaverhead and Ravalli Counties, Montana. These claims are grouped into projects that include the Last Chance and Sheep Creek Projects in Montana and the North Fork, Lemhi Pass and Diamond Creek Projects in Idaho. In Colorado, the claims include the Powderhorn Project in Gunnison County and the Wet Mountain Project in Fremont County.

The Company’s operations are exploratory in nature. The Company currently does not have any producing properties and further exploration will be required before a final evaluation as to the economic and practical feasibility of any of the Company’s claims is determined.

The Company is considered an exploration stage company under criteria of the Securities and Exchange Commission (the “SEC”) because it has not demonstrated the existence of proven or probable reserves at its claims. Accordingly, as required under SEC guidelines and United States generally accepted accounting principles (“U.S. GAAP”) for companies in the exploration stage, all of the Company’s investments in mining properties to date have been expensed as incurred and therefore do not appear as assets on its balance sheet. The Company expects exploration expenditures will continue during 2014 and subsequent years. The Company expects to remain an exploration stage company for the foreseeable future. The Company will not exit the exploration stage until such time as the Company demonstrates the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, all expenditures for mine exploration and construction will continue to be expensed as incurred.

The Company’s principal source of liquidity for the next several years will be the continued raising of capital through the issuance of equity or debt securities and the exercise of warrants. The Company plans to raise funds for each step of a project and, as each step is successfully completed, raise the capital for the next phase of the project. The Company believes this will reduce the cost of capital as compared to trying to raise all of the anticipated capital at once up front. However, since the Company’s ability to raise additional capital will be affected by many factors, most of which are not within the Company’s control, no assurance can be given that the Company will in fact be able to raise the additional capital as needed.

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the Company’s media business subsidiary, and certain related media assets of the Company to Michael D. Parnell, the Company’s former Chief Executive Officer, National Accounts Director and Director, or an affiliate of Mr. Parnell. On May 12, 2014, the Company completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. See Note 4 for additional information regarding the sale of the media business.

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

The Company was incorporated in the State of Delaware on July 27, 1999 and changed its domicile to the State of Nevada in December 2007. The Company’s principal executive offices are located at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024. The telephone number is 972-294-7116. The Company’s principal website address is located at www.usrareearths.com. The information contained on, or that can be accessed through, its website is not incorporated into and is not a part of Quarterly Report on Form 10-Q. The Company has included its website address in this Quarterly Report on Form 10-Q solely as an inactive textual reference.

Liquidity and Going Concern

To date, the Company had no revenues from its rare-earth elements properties.

As of June 30, 2014, the Company had cash of $283,446 and a working capital deficit of $2,863,840. At December 31, 2013, the Company had cash of $2,216,102 and a working capital deficit of $2,033,090. This decrease in cash was due primarily to repurchases of shares made during the six months ended June 30, 2014.

The Company’s business plan calls for significant expenses in connection with the exploration of the claims and it has budgeted expenditures for the next twelve months of approximately $4,415,000. To date, the Company has principally financed its operations through the sale of its common stock and the issuance of debt. The Company does not currently have sufficient funds to conduct continued exploration on its claims and requires additional financing in order to determine whether the claims contain economic mineralization. The Company will also require additional financing if the costs of the exploration of the claims are greater than anticipated. The Company will also require additional financing to sustain its business operations if it is not successful in earning revenues if exploration is complete. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of its properties and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

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

If economic reserves of rare-earth elements are identified in economically-viable quantities, additional capital will be needed to actually develop and mine those reserves. Even if economic reserves are found, the Company will not be able to develop its mining operations should it be unable to obtain the necessary financing.

The Company’s accountants have expressed doubt about its ability to continue as a going concern as a result of the Company’s history of net losses. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to successfully execute the above plans. The outcome of these matters cannot be predicted at this time. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Articles 8-03 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2014 and 2013 are unaudited and include all adjustments necessary to present a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in these condensed consolidated financial statements and the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2013 as filed with the SEC on July 3, 2014.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the condensed consolidated financial statements.

Accounting Method

The Company’s condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

These condensed consolidated financial statements include the Company’s condensed consolidated financial position, results of operations, and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of June 30, 2014, the Company had $32,944 in uninsured cash amounts.

Property and Equipment

Equipment consists of machinery, furniture, fixtures and software, which is stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally five to seven years.

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

Level 1—Quoted prices in active markets for identical assets and liabilities;

Level 2—Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3—Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at June 30, 2014 and December 31, 2013, based upon the short-term nature of the assets and liabilities.

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

Stock-Based Compensation

The Company has share-based compensation plans under which non-employees, consultants and suppliers may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award over the requisite service period. Grants of stock options and stock to non-employees and other parties are accounted for in accordance with ASC 505. The Company recorded equity-based costs for non-employees, consultants and suppliers of $129,500 during the six month period ended June 30, 2014.  The Company recorded equity-based costs for non-employees, consultants and suppliers of $0 during the six month period ended June 30, 2013.

The Company applies ASC 718 for options, common stock and other equity-based grants to its employees and directors. ASC 718 requires measurement of all employee equity-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company recorded equity-based costs for employees and directors of $1,825,000 during the six month period ended June 30, 2014.  The Company recorded equity-based costs for employees and directors of $0 during the six month period ended June 30, 2013.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of June 30, 2014, the Company had issued warrants for the purchase of 3,277,087 common shares and an option to purchase 3,000,000 shares that were not included in the computation of loss per share at June 30, 2014, because they would have been anti-dilutive. As of June 30, 2013, the Company had warrants for the purchase of 2,995,976 common shares and an option to purchase 3,000,000 shares that were not included in the computation of loss per share at June 30, 2013, because they would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for the Company’s first quarter of fiscal year 2014. The Company does not believe the adoption of ASU 2013-04 will have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, which is effective for the Company’s first quarter of fiscal year 2017. Currently, the Company is an Exploration Stage Company and does not have revenue or contracts with customers. Therefore, the Company does not believe the adoption of ASU 2014-09 will have a material effect on the Company’s consolidated financial statements. The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2014-09.

NOTE 3. ACQUISITIONS

Idaho and Montana Assets-Part of the UREE (Delaware) Merger

On July 18, 2011, the Company entered into an Agreement of Plan and Merger (the “Merger Agreement”) to acquire U.S. Rare Earths, Inc., a Delaware corporation, and the acquisition closed on August 22, 2011. As part of the acquisition, the Company acquired rights to 583 unpatented lode mining claims located in Lemhi County, Idaho and 56 unpatented lode mining claims located in Beaverhead and Ravalli Counties, Montana. The mineral claims cover approximately 9,600 acres that are believed to be on, near or adjacent to anomalous values of rare-earth elements.

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

Colorado Assets - Part of the Seaglass Holding Corp Merger

On December 15, 2010, the Company entered into an Agreement of Plan and Merger with Seaglass Holding Corp (the “Seaglass Merger Agreement”). As part of the acquisition of Seaglass, the Company acquired rights to 611 unpatented lode mining claims that cover approximately 12,200 acres of land in Fremont, Gunnison and Saguache Counties, Colorado. The Company believes the mineral claims are on, near or adjacent to anomalous values of rare-earth elements.  Pursuant to the terms of the Seaglass Merger Agreement, the stockholders of Seaglass exchanged 100% of the outstanding common stock of Seaglass for 5,900,000 unregistered shares of the Company’s common stock valued at $.50 per share, or $2,950,000. An independent evaluation was performed by a licensed professional engineer to estimate the fair market value of the claims on the date of acquisition. Based on this report, the Company assigned a fair value to the claims of $326,000 and recorded an impairment expense of $2,624,000 for the year ended December 31, 2010. An impairment expense of $326,000 was recorded for the year ended December 31, 2013.

The Company has no reported mineral reserves and all activities are exploratory in nature. Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral claims. All costs have been recorded as exploration expenses.

NOTE 4. DISCONTINUED OPERATIONS

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the Company’s media business subsidiary, and certain related media assets of the Company to Michael D. Parnell, the Company’s former Chief Executive Officer, National Accounts Director and a Director of the Company. On May 12, 2014, the Company completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. As a result of the completed sale, the financials of the media business have been excluded from the unaudited financial statements for the quarter ended June 30, 2014.

The Company has identified the assets and liabilities attributed to the media business. Assets and liabilities as of December 31, 2013 attributed to the business are as follows:

Assets from discontinued operations

December 31, 2013
Accounts receivable, net	$98,374
Equipment, net	13,145
Total assets from discontinued operations	$111,519

Liabilities from discontinued operations

December 31, 2013
Accounts payable and accrued expenses	$180,178
Deferred revenue	521
Total liabilities from discontinued operations	$180,699

Income (loss) attributed to the media business for the six month period ended June 30, 2014 and 2013 were as follows:

Income from discontinued operations

	Six Months Ended,
	June 30, 2014	June 30, 2013
Revenues from discontinued operations	$-	$1,019,599
Cost of revenues	-	(781,335)
Selling, general and administrative expenses	-	(350,669)
Other income (expense)	-	491
Gain on disposal of discontinued operations	1,230	-
Income from discontinued operations before taxes	1,230	(111,914)
Income tax expense	-	-
Income (loss) from discontinued operations	$1,230	$(111,914)

The Company does not believe there is an effect of income taxes on discontinued operations. Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under Internal Revenue Code Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives	June 30, 2014	December 31, 2013

Office equipment	5 years	$50,496	$26,354
Mining and other equipment	5-7 years	131,218	131,218
Less: accumulated depreciation		(58,000)	(44,040)
		$123,714	$113,532

Depreciation expense for the six months ended June 30, 2014 and 2013 was $13,960 and $8,732, respectively.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable

Accounts payable were $2,036,495 and $1,682,226 as of June 30, 2014 and December 31, 2013, respectively. Such liabilities consisted of amounts due to vendors for legal expenses, mining expenditures, external audit and other expenses incurred by the Company.

Related Party Payable and Accrued Expenses

Related party payable and accrued expenses as of June 30, 2014 and December 31, 2013 reflected the following:

	June 30, 2014	December 31, 2013
Related party payable due to Lattimore Properties, Inc.
for amounts paid on behalf of UREE	$4,285	$80,470
Related party payable due to CRE Cloud Solutions
for services	2,793	-
	$7,078	$80,470

Accrued Employee Taxes

During the years ended December 31, 2011 and 2012, the Company did not report stock-based compensation on Form 1099 or W-2, which amounted to $7,632,456 and $526,200 respectively. During the year ended December 31, 2013, the Company processed compensation to its chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. The Company recorded $250,000 as accounts payable as of December 31, 2013 for FICA costs for the years ended December 31, 2011-2013. The Company has not accrued any potential interest or penalties related to the taxes due to the Internal Revenue Service based on guidance in ASC 450-20-05-5 which requires a probability threshold for recognition of a loss contingency and that the amount of the loss be reasonably estimable. All stock-based compensation to officers, employees and independent contractors was recorded at their grant date fair market value in the financial statements for the years ended December 31, 2013, 2012 and 2011.

NOTE 7. OTHER CURRENT LIABILITIES

Other current liabilities were $1,255,000 and $2,268,999 as of June 30, 2014 and December 31, 2013, respectively. Such liabilities for June 30, 2014 consisted of $331,000 in amounts payable pursuant to a legal settlement, and $924,000 in amounts payable pursuant to the terms of stock repurchase agreements. Such liabilities for December 31, 2013 consisted of amounts payable pursuant to the terms of stock repurchase agreements. The Company acquired 2,268,999 shares of its common stock at $1.00 per share during December 31, 2013 with payments of $1,344,999 made during the six months ended June 30, 2014, and the remaining amount of $924,000 included in “other current liabilities” being due and payable. The Company intends to satisfy this balance from proceeds of future financings of the Company from time to time.

NOTE 8. RELATED PARTY TRANSACTIONS

Properties

The Company’s principal executive offices were located at 5600 Tennyson Parkway, Suite 190, Plano, Texas 75024 during 2013. This office was shared with John Victor Lattimore, Jr., Chairman of the Company’s board of directors, and entities affiliated with Mr. Lattimore on a rent-free basis. On January 20, 2014, the Company leased 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024 and no longer shares offices with Mr. Lattimore or his affiliates.

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

Since January 1, 2013, the Company has rented office space from Logic at 711 Fifth Avenue, 16th Floor, New York, New York 10022, which since May 1, 2013 has been on a month-to-month basis. Between January 1, 2013 and May 30, 2013, the Company paid rent of $3,750 per month, and as of June 1, 2013 the Company’s rent is $9,250 per month.

Notes with Affiliates of John Victor Lattimore, Jr.

Unique Materials September 13, 2012 Note

On September 13, 2012, the Company entered into a Secured Convertible Promissory Note (the “September Note”) with Unique Materials LLC (“Unique Materials”), a Texas LLC affiliated with John Victor Lattimore, Jr., Chairman of the Company’s board of directors, pursuant to which the Company borrowed $650,000 at 5% per annum interest from Unique Materials.

Under the terms of the September Note, the principal and unpaid accrued interest was due the earlier of September 15, 2015 or conversion into Company common stock at the demand of the holder at $2.85 per share. The September Note included a demand payment if the Chairman, President or Vice President or 20% or more of the Company’s board of directors was changed after September 13, 2012. The September Note was secured by all mineral claims, real properties, fixed assets, inventory and accounts receivable.

On June 28, 2013, Unique Materials converted the outstanding principal due under the September Note, together with interest of $25,644, into 675,644 shares of the Company’s common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65, and the Company recorded the difference between the conversion price and the fair value of $439,169 as loss on settlement of debt.

Unique Materials November 20, 2012 Note

On November 20, 2012, the Company entered into an unsecured Promissory Note (the “November Note”) with Unique Materials maturing on November 20, 2015, pursuant to which the Company borrowed $250,000 at 5% per annum interest from Unique Materials.

On June 28, 2013, Unique Materials converted the outstanding principal due under the November Note, together with interest of $7,534, into 257,534 shares of the Company’s common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65, and the Company recorded the difference between the conversion price and the fair value of $167,397 as loss on settlement of debt.

Unique Materials February 4, 2013 Note

On February 4, 2013, the Company entered into an unsecured Promissory Note (the “February Note”) with Unique Materials maturing on February 4, 2016, pursuant to which the Company borrowed $150,000 at 5% per annum interest from Unique Materials.

On June 28, 2013, Unique Materials converted the outstanding principal due under the February Note, together with interest of $2,950, into 152,950 shares of its common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65, and the Company recorded the difference between the conversion price and the fair value of $99,418 as loss on settlement of debt.

John and Mark Family Limited Partnership Note

On May 21, 2013, the Company entered into an unsecured Promissory Note (the “May Note”) with the John and Mark Family Limited Partnership (the “Partnership”), a Texas limited partnership affiliated with John Victor Lattimore, Jr., Chairman of the Company’s board of directors, pursuant to which the Company borrowed $100,000 at 5% per annum interest from the Partnership. The May Note originally matured on June 30, 2013, and on June 30, 2013 the maturity date was extended to December 31, 2013.

In substitution of the May Note, on June 30, 2013, the Partnership entered into a secured Promissory Note in the principal amount of $100,000 bearing interest at 5% per annum and a maturity date of December 31, 2013 (the “June Note”). The June Note was secured by all mineral claims, real properties, fixed assets, inventory and accounts receivable, and the proceeds.

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

Settlement Agreement

In August 2012 a dispute arose out of an attempt by a group of shareholders—H. Deworth Williams, Edward Cowle and an affiliated entity—to take control of the Company by a written consent purportedly removing Daniel McGroarty, Greg Schifrin and Kevin Cassidy from the board of directors and purportedly re-electing John Victor Lattimore, Jr., H. Deworth Williams, Edward Cowle, Michael Parnell, and Harvey Kaye. At the time, Messrs. Williams and Cowle were members of the Company’s board and were affiliates of the Company prior to the time that the Company began acquiring its rare-earth mining claims in 2010.

On September 12, 2012, the Company filed an action in the Eighth Judicial District Court, Clark County, Nevada (the “Nevada Action”) entitled U.S. Rare Earths, Inc. v. Williams et al., Case No. A668230-B, challenging the validity and effectiveness of the written consent. On September 17, 2012, the Court in the Nevada Action issued a Temporary Restraining Order, or TRO, prohibiting any meetings of the Company’s board of directors from taking place and prohibiting any persons from holding themselves out as members of its board of directors. On October 22, 2012, the Court in the Nevada Action issued a Preliminary Injunction mirroring the prohibitions of the TRO and appointing a Special Master to assist in (a) identifying those persons who are entitled to be considered stockholders, and (b) bringing about a stockholders meeting to address the composition of its board of directors. The Court further decreed that no person was entitled to take any action on the Company’s behalf other than in the ordinary course of business pending a meeting of stockholders to be effectuated by the Special Master to be appointed by the Court for purposes of establishing a board of directors and the composition thereof.

On February 6, 2013, all of the parties in the Nevada Action entered into a Stipulation and Order to Modify the Preliminary Injunction, (the “Stipulation”) to facilitate the interim operations of the Company. The Stipulation modified the Preliminary Injunction with respect to the Company’s board of directors as follows: (a) the parties agreed that Kevin Cassidy, Daniel McGroarty, John Victor Lattimore, Jr., Winston Marshall, and Michael Parnell would comprise the members of its board of directors (the “Provisional Board”), pending the election of directors by the stockholders at a duly called and held stockholders’ meeting; (b) Edward Cowle would be immediately reinstated as a member of the Provisional Board; (c) the Provisional Board would not ratify or approve any action of the purported board undertaken between August 23, 2012 and October 11, 2012; and (d) the Provisional Board would not issue any additional shares of its stock to any person without reasonable cash consideration unless all parties to the Nevada Action consented to such issuance.

In addition to the Nevada Action, a parallel action was filed by H. Deworth Williams and Edward F. Cowle against the Company (the “Utah Action”), entitled Williams et al. v. U.S. Rare Earths, Inc. (Case No. 2:12-cv-00905). The Utah Action sought a writ of mandamus directing the Company to immediately recognize the written consent.

On March 27, 2013, the parties in the Nevada Action and the Utah Action entered into a Settlement Agreement and General Release (the “Settlement Agreement”), which was approved on June 5, 2013 by the Eighth Judicial District Court, Clark County, Nevada, pursuant to which the parties agreed: (a) to dismiss the pending Nevada Action and Utah Action and to release all claims against one another in those actions; (b) to release any claims pertaining to its sale of 2,045,450 shares of Company common stock sold to Lattimore Properties, Inc. (“Lattimore Properties”) on September 12, 2012 at a price of $0.27 per share for a total of $550,000; (c) to release any claims pertaining to the issuance of a convertible secured promissory note to Unique Materials, LLC on September 13, 2012 for $650,000 at 5% interest, convertible into Company common stock at not less than $1.00 per share; (d) to enter into a Stock Purchase Agreement pursuant to which H. Deworth Williams, Edward Cowle and Geoff Williams, or the Sellers, will sell 1,000,000 shares of Company common stock owned by the Sellers to John Victor Lattimore, Jr. or his affiliates for a total purchase price of $1,000,000; (e) to compensate Kevin Cassidy and his affiliated companies, including Logic International Consulting Group, LLC, known as Logic, with which the Company has an ongoing relationship, for their consulting services in connection with the settlement by issuing to them 3,000,000 shares of Company common stock plus a convertible unsecured promissory note for $650,000, convertible into common stock at a conversion price of $1.00 per share; (f) to grant to defendants H. Deworth Williams, Edward Cowle, Geoff Williams, Blue Cap Development Corp. and their affiliated entity, Thorium Energy, Inc., a right of first refusal—consistent with the terms and conditions put forth by a bona fide third-party commercial bidder to be determined by the parties—for a period of 10 years with respect to a contract for the disposition of thorium in connection with the Company’s mining of rare-earth elements on its Lemhi Pass claims; and (g) to issue to John Victor Lattimore, Jr. or one of his affiliated companies an option to purchase up to 3,000,000 shares of Company common stock at a price of $1.00 per share and upon such other terms as are determined by the Company’s board of directors.

The Settlement Agreement also contained certain contingent agreements, which were conditioned upon the Company’s completion of a stock offering and/or PIPE transaction of more than $6,000,000 in the aggregate by the end of 2015. If the Company successfully completes such a stock offering and/or PIPE transaction, it has agreed to: (a) assume and maintain the lease of certain offices of the Company located in Salt Lake City, Utah; (b) reimburse H. Deworth Williams for certain business costs and expenses incurred for the benefit of the Company in an amount not to exceed $145,000; (c) reimburse defendants H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. for their costs and fees incurred in the Nevada Action and the Utah Action in an amount not to exceed $150,000; (d) to retrieve or “claw back” not less than 2.1 million shares of Company common stock that were authorized for issuance to Michael Parnell, Matthew Hoff, H. Deworth Williams, Winston Marshall, Greg Schifrin, Geoff Williams and Edward Cowle for non-cash consideration and future services; and (e) to employ Edward Cowle as a senior level executive with the company.

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

Lattimore Option

On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, pursuant to which it granted Lattimore Properties a three-year option to purchase up to 3,000,000 shares of its common stock, at $1.00 per share, for a purchase price of $75,000. The effectiveness of the option was conditioned on approval of the Settlement Agreement. Subsequent to the approval of the Settlement Agreement, the option had not been exercised as of June 30, 2014.

Repurchase Options

The Company entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, Yuji Nishikawa, and an affiliate of Michael Parnell, under which the Company (i) acquired 100,000 shares of its common stock at $1.00 per share during September 2013, (ii) acquired 952,001 shares at $1.00 per share during October 2013, (iii) acquired 2,268,999 shares of common stock at $1.00 per share during December 31, 2013, with a portion of the payment in the amount of $1,344,999 made during the six months ended June 30, 2014 and the balance of $924,000, which is currently due and owing, recorded in other current liabilities, and (iv) paid $10,000 during the six months ended June 30, 2014 for shares acquired in 2014. The Company intends to satisfy the remaining repurchase obligation balance from proceeds of future financings of the Company from time to time. The Company also obtained the right to acquire up to 800,000 shares of its common stock at $1.00 per share until April 30, 2014.  Such options expired unexercised.  In addition, the Company obtained the right to acquire up to 800,000 shares of its common stock at $1.10 per share until December 31, 2014, and up to 800,000 shares of its common stock at $1.00 per share until December 31, 2014 from existing stockholders.  As of June 30, 2014, 400,000 of the share repurchase options have expired.

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

On September 26, 2013, McKim and Company LLC and James J. Cahill, an affiliate of Logic, forfeited 210,938 shares of the Company’s common stock.

NOTE 9.  COMMON STOCK

The Company had the following equity transactions during the six months ended June 30, 2014:

During January 2014, the Company issued 125,000 shares of its common stock to investors for $312,500.

On March 10, 2014, a holder of a warrant exercised the warrant on a cashless basis resulting in the issuance of 16,016 shares of the Company’s common stock. The warrant price was $.50 per share.

On March 17, 2014, the Company issued 50,000 shares of its common stock to a consultant in exchange for services. The shares were valued at $129,500 and were expensed as selling, general and administrative expenses during the three months ended March 31, 2014.

During April 2014, the Company issued 52,000 shares of its common stock to investors for $130,000.

On June 17, 2014, the Company issued 300,000 shares of its common stock and warrants to purchase 350,000 shares of common stock to an investor for $750,000. The warrant exercise price was $1.50 per share.  The warrants expire on December 31, 2015.

A summary of the warrants issued as of June 30, 2014 were as follows:

	June 30, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2013	2,947,087	$2.47
Issued	350,000	$1.50
Exercised	(20,000)	$0.50
Forfeited	-	$-
Expired	-	$-
Outstanding at end of period	3,277,087	$2.38
Exerciseable at end of period	3,277,087

A summary of the status of the warrants outstanding as of June 30, 2014 is presented below:

	June 30, 2014
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,941,111	1.98	$0.68	1,941,111
1,335,976	1.93	$4.85	1,335,976
3,277,087		$2.38	3,277,087	$2.38

Warrants convertible into 1,941,111 shares of Company common stock were “in the money” as the exercise price was less than the fair market value of a share of common stock on June 30, 2014. The intrinsic value of these warrants was $2,115,211 at June 30, 2014.

NOTE 10.  COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

Employment and Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement with Logic. Under the Services Agreement, Logic agreed to provide certain advisory services to the Company. On December 31, 2011, the Services Agreement was automatically extended to December 11, 2013 and can be renewed for additional 12-month periods unless either party gives the other 45 days written notice of termination. The Services Agreement can be cancelled with 90 days written notice. The Services Agreement provides for a monthly payment of $50,000 to Logic. As of June 30, 2014, the Company owed Logic the amount of $0 for accrued but unpaid service fees.

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

On December 31, 2011, Logic cancelled the warrant granted on March 10, 2011 for 1,300,000 shares and the warrant granted on November 29, 2011 for 700,000 shares.

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

On June 28, 2013, Logic converted liabilities of $800,000 into 800,000 shares of the Company’s common stock at $1.00 per share. The fair value of the stock on the date of conversion was $1.65 per share, and the Company recorded the difference between the conversion price and the fair value of $520,000 as loss on settlement of debt.

Since June 2013, the Company has also agreed to reimburse Logic for a portion of the compensation due to Mr. Cassidy’s administrative assistant in the amount of $2,500 per month.

Diane Cassidy

Since June 2013, the Company retained Diane Cassidy, the sister of the Company’s Chief Executive Officer and Director, Kevin Cassidy, as a consultant to perform certain management services. From June 2013 to October 2013, Ms. Cassidy was paid at the rate of $5,000 per month, increasing to $10,000 per month in November 2013 and December 2013. From February 2014 through May 2014, she was paid at the rate of $16,667 per month.  On May 19, 2014, the Company entered into a Consulting Agreement with Ms. Cassidy whereby Ms. Cassidy will provide certain management services. Under the agreement, Ms. Cassidy is entitled to $17,000 per month.  The agreement has an initial term of one year, with automatic renewal for one year periods unless terminated by either party on 90 days’ prior written notice.  After the initial term, and during any additional term, either party can terminate the agreement as of the end of a calendar month on 60 days’ prior written notice.

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

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as the Company’s Chief Financial Officer. Under the agreement Mr. Scott was entitled to $4,000 per month plus $3,000 of shares of the Company’s common stock per month based on a $2.85 per share price. On August 31, 2012, the Company’s board of directors approved the issuance of 72,000 shares of common stock to Mr. Scott. The term of the Consulting Agreement expired on December 31, 2012, and the Company paid Mr. Scott $5,000 per month on a month-to-month basis during 2013 and $10,000 per month during 2014. On April 30, 2014, Mr. Scott was removed as Chief Financial Officer and Secretary of the Company and will be paid as a consultant an amount of $5,000 per month for the months of June and July, 2014.

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

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the media subsidiary of the Company, and certain related media assets held by the Company to Mr. Parnell or a designated affiliate of Mr. Parnell. On May 12, 2014, the Company and an affiliate of Mr. Parnell entered into a Master Sale Agreement, and related Share Purchase Agreement and Asset Purchase Agreement, and completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. In connection with this transaction, Mr. Parnell resigned as National Accounts Director on May 12, 2014 and the Revised Employment Agreement and addendum thereto were terminated immediately.

On May 12, 2014, the Company and Mach One Media Group, Inc. (“Mach One”) entered into a Master Sale Agreement, and related Share Purchase Agreement and Asset Purchase Agreement, pursuant to which Mach One acquired all of the outstanding stock of Media Depot, Inc., a wholly-owned subsidiary of the Company, and acquired the assets and assumed the liabilities of the Company related to the media business effective January 1, 2014. Mach One is an affiliate of Michael D. Parnell, the Company's former Chief Executive Officer, National Accounts Director and Director. In addition, the Company and the Michael D. Parnell Living Trust (the "Parnell Trust") entered into an amendment to the Repurchase Option Agreement dated January 28, 2014, whereby the Company has the option to repurchase up to 800,000 shares of its common stock from the trust at $1.00 per share. The amendment extended the date on which the Company may exercise the right to repurchase the first 200,000 shares from March 15, 2014 to June 15, 2014 such that the Company may, at its option, repurchase 400,000 shares on or before June 15, 2014 and a further 200,000 shares on each of September 15, 2014 and December 15, 2014.  As of June 30, 2014, the Company’s option to repurchase 400,000 shares on or before June 15, 2014 had expired. The Company and Mr. Parnell also entered into a Termination and Release Agreement whereby Mr. Parnell resigned as National Accounts Director of the Company effective immediately, his employment agreement was terminated, and all compensation due to Mr. Parnell was extinguished. The agreement also provides for a mutual release of claims by the parties, and an indemnification by the Company of Mr. Parnell in certain circumstances.

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

On August 14, 2013, the Company accepted the resignation of Daniel McGroarty effective July 31, 2013 as President of the Company and its subsidiaries. The parties entered into a Stock Repurchase Option and Severance Agreement whereby: (i) the parties agreed to settle all back pay and compensation claims with a payment of $60,000; (ii) the Company agreed to repurchase 100,000 shares of its common stock from Mr. McGroarty on or before September 30, 2013 for $100,000 or $1.00 per share (paid); and (iii) the Company paid $40,000 for an option to acquire up to 800,000 shares of our common stock from Mr. McGroarty for $1.00 per share on or before April 30, 2014.  As of June 30, 2014, the Company’s option to repurchase 800,000 shares on or before April 30, 2014 had expired.

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities.

The Company leases its principal executive offices at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024-3818. The lease of this 1,588 square foot space is for a term expiring on November 30, 2016, and provides for monthly rental payments of $3,441.

The Company leases a corporate apartment at 5721 Henry Cook Boulevard, Plano, Texas 75024. The lease of this 1,024 square foot space is for a term expiring on February 10, 2015, and provides for monthly rental payments of $1,730.

The Company also leases 5,000 square feet of office and storage space at 120 Vandervoot Street, Salmon, Idaho. The Salmon facility is used by our employees and contractors when they are involved in exploration or other activities relating to our Idaho or Montana claims, and is also used to store tools, materials used in our exploratory activities, and samples collected from the claim sites. This lease provides for monthly rentals of $1,200 and expires November 4, 2014, with an option to renew for an additional term at a rent to be negotiated.

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

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2015	$53,975
2016	41,288
2017	17,203
2018	-
2019	-
Beyond	-
Total	$112,466

NOTE 11.  SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

On July 17, 2014, the Company’s board of directors adopted a resolution authorizing, but not requiring, it to amend its articles of incorporation to effect a reverse split of the Company’s common stock at a ratio of not less than 1-for-2 nor more than 1-for-3. Stockholders holding a majority of the outstanding shares of our common stock have approved the reverse stock split by written consent.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

Current Assets and Operations

U.S. Rare Earths, Inc. (“we”, “us”, “our” or the “Company”) is a rare-earth elements exploration company seeking to identify and ultimately mine commercially-viable sources of domestic rare-earth elements.

We hold approximately 1,250 unpatented lode mining claims that cover approximately 22,000 acres of land in Idaho, Montana and Colorado. In Idaho and Montana our claims are located in the Lemhi Pass Mineral Trend in Lemhi County, Idaho, and Beaverhead and Ravalli Counties, Montana. The claims are grouped into Prospects that include Lemhi Pass, Diamond Creek, North Fork, Last Chance and Sheep Creek. In Colorado, the claims include the Powderhorn Prospect in Gunnison County, and Wet Mountain Prospect in Fremont and Custer Counties.

Our operations are exploratory in nature. We currently do not have any producing properties and further exploration will be required before a final evaluation as to the economic and practical feasibility of any of our properties is determined. As a result, we are considered an exploration stage company under SEC criteria because we have not demonstrated the existence of proven or probable reserves at our properties. Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, all of our investment in mining properties to date has been expensed as incurred and therefore does not appear as assets on our balance sheet. We expect exploration expenditures will continue during 2014 and subsequent years provided that sufficient working capital is available from financing sources. We expect to remain an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time as we demonstrate the existence of proven or probable reserves that meet SEC guidelines. In addition, unless rare-earth elements mineralized material is classified as proven or probable reserves, all expenditures for exploration and development will continue to be expensed as incurred.

Our principal source of liquidity for the next several years will be the continued raising of capital through the issuance of equity or debt securities. We plan to raise funds for each step of our projects and as each step is successfully completed, raise the capital for the next phase. We believe this approach will reduce the cost of capital as compared to trying to raise all of the capital for our anticipated funding needs at once. However, since our ability to raise additional capital will be affected by many factors, most of which are not within our control, no assurance can be given that we will in fact be able to raise the additional capital as needed.

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

Results of Operations

The following table presents certain condensed consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013	$ Variance	% Variance

Revenues	$-	$-	$-	0%
Cost of revenues	-	-	-	0%
Gross margin	-	-	-	0%
Operating expenses:
Selling, general and administrative expenses	1,545,546	51,322	1,494,224	-2911%
Exploration expense	37,039	207,422	(170,383)	82%
Total operating expenses	1,582,585	258,744	1,323,841	-512%
(Loss) from operations	(1,582,585)	(258,744)	(1,323,841)	-512%
Other income (expense):
Interest expense	(1,634)	(13,341)	11,707	88%
Loss on debt settlement	-	(1,225,983)	1,225,983	100%
Loss on legal settlement	(18,000)	(10,923,600)	10,905,600	100%
Loss on derivative liability	-	(806,000)	806,000	100%
Total other (expense)	(19,634)	(12,968,924)	12,949,290	100%
(Loss) before income taxes	(1,602,219)	(13,227,668)	11,625,449	88%
Income tax expense	-	-	-	0%
(Loss) from continuing operations	(1,602,219)	(13,227,668)	11,625,449	88%
Income (loss) from discontinued operations	-	(200,505)	200,505	100%
Net loss	$(1,602,219)	$(13,428,173)	$11,825,954	88%

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 consisted primarily of expenses related to employees and independent contractors, equity awards, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs. Selling, general and administrative expenses for the three months ended June 30, 2014 increased $1,494,224 to $1,545,546 as compared to $51,322 for the three months ended June 30, 2013. The increase related to (i) increased stock-based compensation expense of $912,500; (ii) increased legal expense of $412,956; (iii) increased consulting expense of $89,989; and (iv) other increases in selling, general and administrative expenses of $78,779.

Exploration expenses

Exploration expenses for the three months ended June 30, 2014 consisted of payments to our independent geologist, geoanalysis, claim permit expenses and staking of claims in the North Fork Project in Idaho and the Last Chance Project in Montana. For the three months ended June 30, 2014, expenses consisted primarily of payments to our independent geologist. Exploration expenses for the three months ended June 30, 2014 decreased $170,383 to $37,039 as compared to $207,422 for the three months ended June 30, 2013. The decrease is primarily attributable to decreases in drilling and exploration activities.

Other Expenses

Interest expense for the three months ended June 30, 2014 is related primarily to the financing of our directors and officers’ insurance and consulting services. Interest expense for the three months ended June 30, 2013 consisted primarily of interest on note payable-related party and convertible debentures-related party. Interest expense for the three months ended June 30, 2014 decreased $11,707 to $1,634 as compared to $13,341 for the three months ended June 30, 2013. The decrease is primarily attributable to the conversion of the note payable-related party and convertible debentures-related party into equity during 2013.

In addition, during the three months ended June 30, 2014, we incurred other expense of $18,000 in non-cash items related to loss on legal settlement.  During the three months ended June 30, 2013, we incurred losses on debt settlement, legal settlement, and derivative liability of $1,225,983, $10,923,600, and $806,000, respectively.  During the three months ended June 30, 2013, we also had losses from discontinued operations of $200,505.

Net Loss

As a result of the decreases in exploration expense, interest expense, losses on debt settlement, legal settlement, derivative liability and discontinued operations, offset by the increase in selling, general and administrative expenses, the net loss for the three months ended June 30, 2014, was $1,602,219 as compared to a net loss of $13,428,173 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014	2013	$ Variance	% Variance

Revenues	$-	$-	$-	0%
Cost of revenues	-	-	-	0%
Gross margin	-	-	-	0%
Operating expenses:
Selling, general and administrative expenses	3,589,151	876,587	2,712,564	309%
Exploration expense	157,740	257,161	(99,421)	39%
Total operating expenses	3,746,891	1,133,748	2,613,143	-230%
(Loss) from operations	(3,746,891)	(1,133,748)	(2,613,143)	-230%
Other income (expense):
Interest expense	(2,324)	(25,567)	23,243	91%
Loss on debt settlement	-	(1,225,983)	1,225,983	100%
Loss on legal settlement	(331,000)	(10,923,600)	10,592,600	97%
Loss on derivative liability	-	(806,000)	806,000	100%
Total other (expense)	(333,324)	(12,981,150)	12,647,826	97%
(Loss) before income taxes	(4,080,215)	(14,114,898)	10,034,683	71%
Income tax expense	-	-	-	0%
(Loss) from continuing operations	(4,080,215)	(14,114,898)	10,034,683	71%
Income (loss) from discontinued operations	1,230	(111,914)	113,144	101%
Net loss	$(4,078,985)	$(14,226,812)	$10,147,827	71%

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 and 2013 consisted primarily of expenses related to employees and independent contractors, equity awards, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs. Selling, general and administrative expenses for the six months ended June 30, 2014 increased $2,712,564 to $3,589,151 as compared to $876,587 for the six months ended June 30, 2013. The increase related to (i) increased employee and director stock-based compensation expense of $1,825,000; (ii) increased consulting expense of $427,000; (iii) increased legal expense of $194,381; and (iv) other increases in selling, general and administrative expenses of $266,183.

Exploration expenses

Exploration expenses for the six months ended June 30, 2014 consisted of payments to our independent geologist, geoanalysis, claim permit expenses and staking of claims in the North Fork Project in Idaho and the Last Chance Project in Montana. For the six months ended June 30, 2014, expenses consisted primarily of payments to our independent geologist. Exploration expenses for the six months ended June 30, 2014 decreased $99,421 to $157,740 as compared to $257,161 for the six months ended June 30, 2013. The decrease is primarily attributable to decreases in drilling and exploration activities.

Other Expenses

Interest expense for the six months ended June 30, 2014 is primarily related to the financing of our directors and officers insurance. Interest expense for the six months ended June 30, 2013 consisted primarily of interest on note payable-related party and convertible debentures-related party. Interest expense for the six months ended June 30, 2014 decreased $23,243 to $2,324 as compared to $25,567 for the six months ended June 30, 2013. The decrease is primarily attributable to the conversion of the note payable-related party and convertible debentures-related party into equity during 2013.

In addition, during the six months ended June 30, 2014, we incurred other expense of $329,770 in non-cash items related to loss on legal settlement of $331,000, offset by gain on disposition of the media subsidiaries of $1,230. During the six months ended June 30, 2013, we incurred losses on debt settlement, legal settlement, and derivative liability of $1,225,983, $10,923,600, and $806,000, respectively.  During the three months ended June 30, 2013, we also had losses from discontinued operations of $111,914.

On March 8, 2013, we entered into an Option Purchase Agreement with Lattimore Properties, pursuant to which we granted Lattimore Properties a three-year option to purchase up to 3,000,000 shares of our common stock for a purchase price of $75,000. The effectiveness of the option was conditioned on settlement of litigation pending in the District Court of Clark County, Nevada and the U.S. District Court for Utah. On June 5, 2013, the District Court of Clark County, Nevada approved the Settlement Agreement and General Release by and among the Company, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams, and Blue Cap Development Corp., on the other hand. We valued the option at $1.73 per share using Black Scholes methodology and expensed $5,103,600, net of the $75,000 paid by Lattimore Properties as loss on legal settlement.

Net Loss

As a result of the decreases in exploration expense, interest expense, losses on debt settlement, legal settlement, derivative liability and discontinued operations, offset by the increase in selling, general and administrative expenses, the net loss for the six months ended June 30, 2014, was $4,078,985 as compared to a net loss of $14,226,812 for the six months ended June 30, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable, and capital expenditures.

At June 30, 2014, we had cash of $283,446 and a working capital deficit of $2,863,840. At December 31, 2013, we had cash of $2,216,102 and a working capital deficit of $2,033,090. This decrease in cash was due primarily to share repurchase payments. We expect the discontinuation of the media business to provide an immaterial improvement to our cash flow since our operating expenses exceeded revenues for each of the last two fiscal years.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2014 was $1,720,813. This amount was primarily related to a net loss of $4,078,985 offset by $2,299,460 in non-cash expenses related to: (i) stock-based compensation and shares issued to directors and consultants for services of $1,954,500; (ii) a loss on legal settlement of $331,000; and (iii) other non-cash expenses of $13,960. Net cash used in operating activities for the six months ended June 30, 2013 was $814,145. This amount was primarily related to a net loss of $14,226,812, decreases in accounts payable and accrued expenses of $502,659, offset by $13,800,443 in non-cash expenses related to: (i) a loss on legal settlement of $10,923,600; (ii) a loss on debt settlement of $1,225,983; (iii) a loss on derivative liabilities of $806,000; (iv) common shares issued for services and liabilities of $836,128; and (v) other non-cash expenses of $8,732.

Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2014 was $22,294, related to the purchase of fixed assets. Net cash used in investing activities for the six months ended June 30, 2013 was $0.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2014 was $189,549. This amount was primarily related to cash paid for common stock repurchases of $1,344,999 pursuant to shares of common stock acquired during December 31, 2013, cash paid for common stock repurchases of $10,000 pursuant to shares of common stock acquired in 2014, and the payment of deferred financing costs of $27,050 offset by the proceeds from our sale of common stock and warrants of $1,192,500.  Net cash provided by financing activities for the six months ended June 30, 2013 was $925,000. This amount was related to proceeds from the sale of common stock and options of 675,000, and proceeds from related party notes payable of 250,000.

Our business plan calls for significant expenses in connection with the exploration of our prospects. To date, we have principally financed our operations through the sale of shares of our common stock and the issuance of debt. We do not currently have sufficient funds to conduct continued exploration on our claims and require additional financing in order to determine whether the claims contain economic rare-earth elements mineralization. We will need additional financing if the costs of the exploration of the claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. Our recent efforts to generate additional liquidity, including through sales of our common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our properties and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, we cannot assure you that additional financing will be available when needed on favorable terms, or at all. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders will experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will have to curtail our plans and possibly cease our operations.

If commercially viable rare-earth element reserves are proven, additional capital will be needed to actually develop and mine those reserves. Even if such reserves are found, we will not be able to develop our mining operations should we be unable to obtain the necessary financing.

Our contractual cash obligations as of June 30, 2014 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$112,466	$53,975	$58,491	$-	$-
Capital lease obligations	-	-	-	-	-
Note payable	-	-	-	-	-
Mining expenditures (1)	4,415,000	4,415,000	-	-	-
Payments under Stock Repurchase Option Agreements (2)	924,000	924,000	-	-	-
	$5,451,466	$5,392,975	$58,491	$-	$-

(1)	We have budgeted the mining expenditures for the next 12 months, depending on additional financing for exploration and development costs to implement our business plan.

(2)
We entered into repurchase option agreements with existing stockholders under which we (i) acquired 100,000 shares of our common stock at $1.00 per share during September 2013, (ii) acquired 952,001 shares of our common stock at $1.00 per share during October 2013, and (iii) acquired 2,268,999 shares of our common stock at $1.00 per share during December 2013 with payments to be made in 2014. Certificates representing the 2,268,999 shares of common stock have been delivered to us and cancelled. As of August 12, 2014, we made payments of $1,344,999 to the holders of such shares of common stock with the balance of $924,000 recorded as “other current liabilities” and is currently due and payable. We intend to satisfy this balance from proceeds of future financings from time to time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of June 30, 2014, we had $32,944 deposited in uninsured cash amounts.

Property and Equipment

Equipment consists of machinery, furniture, fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally five to seven years.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2014, our management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at June 30, 2014.

Changes in Internal Controls

During the three months ended June 30, 2014, management implemented certain controls related to cash and transaction reporting intended to address our material weaknesses.  Although management believes these corrective actions have materially improved our internal control over financial reporting, the new controls have not been tested.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2014, we made the following sales of unregistered equity securities:

During April 2014, we issued 52,000 shares of our common stock for $130,000 to two accredited investors.

During June 2014, we issued 300,000 shares of our common stock and a warrant to purchase 350,000 shares of our common stock exercisable at $1.50 per share expiring December 31, 2015, for $750,000 to an accredited investor.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act, of 1933, as amended (the “Securities Act”) since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The investors represented that they were accredited investors, were acquiring the securities for their own account for investment purposes only and not with a view to resale or distribution to others and that they could bear the risks of the investment. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2014, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

101
The following materials from U.S. Rare Earth’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: August 12, 2014	By:	/s/ Kevin M. Cassidy
Kevin M. Cassidy
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ F. Scott Chrimes
F. Scott Chrimes
Chief Financial Officer (Principal Financial and Accounting Officer)