Form 10-Q
period 2014-09-30
U.S. RARE EARTHS, INC
filed 2014-11-04
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014

mTRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-31199

U.S. RARE EARTHS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0638338
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5600 Tennyson Parkway, Suite 240, Plano, Texas	75024
(Address of principal executive offices)	(zip code)

(972) 294-7116
(Registrant's telephone number, including area code)

_____________________________________________________
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑Yes      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐Yes     ☑No

As of November 3, 2014, we had 32,690,934 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.
U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AN EXPLORATION STAGE COMPANY

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash	$451	$2,216,102
Deposits	123,671	38,500
Deferred financing costs	103,330	-
Prepaid expenses	209,621	6,000
Other receivables	1,973	5,600

Total current assets	439,046	2,266,202

EQUIPMENT, NET	116,502	113,532

ASSETS FROM DISCONTINUED OPERATIONS	-	111,519

TOTAL ASSETS	$555,548	$2,491,253

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$2,186,911	$1,682,226
Accounts payable and accrued expenses-related party	85,409	80,470
Accrued compensation-officers	82,000	267,597
Share repurchase obligation	1,144,000	2,268,999
Short-term note payable	169,430	-
Legal settlement liabilities	349,000	-

Total current liabilities	4,016,750	4,299,292

LIABILITIES FROM DISCONTINUED OPERATIONS	-	180,699

Total liabilities	4,016,750	4,479,991

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:

Preferred stock; 10,000,000 shares authorized,
outstanding, respectively	-	-

Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 31,500,934 and 30,847,918
shares issued and outstanding, respectively	315	308
Additional paid-in capital	68,965,776	64,645,686
Accumulated deficit	(72,427,293)	(66,634,732)

Total stockholders' deficit	(3,461,202)	(1,988,738)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$555,548	$2,491,253

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
AN EXPLORATION STAGE COMPANY

	Three Months Ended,		Nine Months Ended,
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUES

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross margin	-	-	-	-

OPERATING EXPENSES

Selling, general and administrative expenses	1,383,571	88,859	4,592,163	675,846
Exploration expense	307,312	655,029	845,611	1,201,790

Total operating expenses	1,690,883	743,888	5,437,774	1,877,636

(Loss) from operations	(1,690,883)	(743,888)	(5,437,774)	(1,877,636)

OTHER INCOME (EXPENSE)

Interest expense	(4,693)	(14)	(7,017)	(25,581)
Loss on debt settlement	-	(56,667)	-	(1,282,650)
Loss on legal settlement	(18,000)	-	(349,000)	(10,923,600)
Gain (loss) on warrant derivative liability	-	266,500	-	(539,500)

Total other income (expense)	(22,693)	209,819	(356,017)	(12,771,331)

(LOSS) BEFORE INCOME TAXES	(1,713,576)	(534,069)	(5,793,791)	(14,648,967)
INCOME TAX EXPENSE	-	-	-	-

(LOSS) FROM CONTINUING OPERATIONS	(1,713,576)	(534,069)	(5,793,791)	(14,648,967)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	215,606	1,230	103,692

Net loss	$(1,713,576)	$(318,463)	$(5,792,561)	$(14,545,275)

PER SHARE DATA:

NET LOSS PER SHARE BEFORE DISCONTINUED OPERATIONS
ATTRIBUTABLE TO UREE COMMON SHAREHOLDERS	$(0.05)	$(0.02)	$(0.19)	$(0.52)

DISCONTINUED OPERATIONS ATTRIBUTABLE TO UREE
COMMON SHAREHOLDERS	$0.00	$0.01	$0.00	$0.00

NET LOSS PER SHARE ATTRIBUTABLE TO UREE COMMON
SHAREHOLDERS	$(0.05)	$(0.01)	$(0.19)	$(0.52)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	31,421,043	28,975,083	31,169,109	28,192,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
AN EXPLORATION STAGE COMPANY

	Nine Months Ended,
	September 30,	September 30,
	2014	2013
OPERATING ACTIVITIES:

Net loss	$(5,792,561)	$(14,545,275)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation and amortization	21,172	14,721
Common stock and warrants issued for services	129,500	300,000
Common stock and warrants issued for liabilities	-	536,128
Stock based compensation amortization	2,737,500	-
Loss on debt settlement	-	1,282,650
Loss on derivative liability option	-	539,500
Loss on legal settlement	349,000	10,923,600
Changes in Operating Assets and Liabilities:
Prepaid expenses	(203,621)	(1,861)
Other current assets and receivables	(81,544)	(40,000)
Accounts payable and accrued expenses	431,021	(586,565)
Accrued compensation-officers	5,000	(133,319)
Accrued interest	476	(11,109)
Net cash used in discontinued operations	(69,181)	(153,991)
Net cash used in operating activities	(2,473,238)	(1,875,521)

INVESTING ACTIVITIES:

Purchase of fixed assets	(22,294)	(45,411)
Net cash used in investing activities	(22,294)	(45,411)

FINANCING ACTIVITIES:

Proceeds from the sale of common stock and warrants	1,492,500	4,205,000
Proceeds from note payable	190,251	-
Proceeds from note payable-related party	-	250,000
Repurchase of common stock	(1,354,999)	(100,000)
Payment of deferred financing costs	(27,050)	-
Repayment of note payable	(20,821)	-
Net cash provided by financing activities	279,881	4,355,000

INCREASE/(DECREASE) IN CASH	(2,215,651)	2,434,068
CASH AT BEGINNING OF PERIOD	2,216,102	166,939

CASH AT END OF PERIOD	$451	$2,601,007

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$898	$-
Income taxes	$-	$-

Non cash investing and financing activities:
Forgiveness of accrued compensation due to officers	$190,596	$-
Loss on debt settlement	$-	$1,282,650
Loss on legal settlement	$-	$10,923,600
Share repurchase liability	$1,144,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AN EXPLORATION STAGE COMPANY
SEPTEMBER 30, 2014

NOTE 1.  ORGANIZATION

The Company and Our Business

U.S. Rare Earths, Inc. (“UREE” or the “Company”) is a rare earth elements exploration and claims acquisition company based in Plano, Texas that seeks to create a completely independent American based rare earth supply chain solution within the continental United States.

Formerly Colorado Rare Earths, Inc., the Company holds approximately 1,250 mining claims for rare earth elements that cover approximately 22,000 acres of land in Colorado, Idaho and Montana. In Idaho and Montana, the Company’s claims are located in the Lemhi Pass mineral trend in Lemhi County, Idaho, and Beaverhead and Ravalli Counties, Montana. These claims are grouped into projects that include the Last Chance and Sheep Creek Projects in Montana and the North Fork, Lemhi Pass and Diamond Creek Projects in Idaho. In Colorado, the claims include the Powderhorn Project in Gunnison County and the Wet Mountain Project in Fremont County.

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

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the Company’s media business subsidiary, and certain related media assets of the Company to Michael D. Parnell, the Company’s former Chief Executive Officer, National Accounts Director and Director, or an affiliate of Mr. Parnell. On May 12, 2014, the Company completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. See Note 4 and Note 10 for additional information regarding the sale of the media business.

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

The Company was incorporated in the State of Delaware on July 27, 1999 and changed its domicile to the State of Nevada in December 2007. The Company’s principal executive offices are located at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024. The telephone number is 972-294-7116. The Company’s principal website address is located at www.usrareearths.com. The information contained on, or that can be accessed through, its website is not incorporated into and is not a part of this Quarterly Report on Form 10-Q. The Company has included its website address in this Quarterly Report on Form 10-Q solely as an inactive textual reference.

Liquidity and Going Concern

To date, the Company had no revenues from its rare-earth elements properties.

As of September 30, 2014, the Company had cash of $451 and a working capital deficit of $3,577,704. At December 31, 2013, the Company had cash of $2,216,102 and a working capital deficit of $2,033,090. This decrease in cash was due primarily to repurchases of shares and operating losses during the nine months ended September 30, 2014.

The Company’s business plan calls for significant expenses in connection with the exploration and development of the claims and it has budgeted expenditures for the next twelve months of approximately $7,158,000. To date, the Company has principally financed its operations through the sale of its common stock and the issuance of debt. The Company does not currently have sufficient funds to conduct continued exploration on its claims and requires additional financing in order to determine whether the claims contain economically viable quantities of reserves of rare-earth elements. The Company will also require additional financing if the costs of the exploration of the claims are greater than anticipated. The Company will also require additional financing to sustain its business operations if it is not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of its properties and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

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

If reserves of rare earth elements are identified in economically-viable quantities, additional capital will be needed to actually develop and mine those reserves. Even if economic reserves are found, the Company will not be able to develop its mining operations should it be unable to obtain the necessary financing.

Going Concern

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

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Articles 8-03 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended September 30, 2014 and 2013 are unaudited and include all adjustments necessary to present a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in these condensed consolidated financial statements and the Company’s Amendment No. 1 to Annual Report on 10-K/A for the year ended December 31, 2013 as filed with the SEC on July 3, 2014.

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of September 30, 2014, the Company had $0 in uninsured cash amounts.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at September 30, 2014 and December 31, 2013, based upon the short-term nature of the assets and liabilities.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Exploration expenditures include direct exploration costs, as well as certain indirect costs allocated to exploration expense. Significant acquisition payments for active exploration rights are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the exploration right is abandoned.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to exploration rights abandoned. Capitalized costs are allocated to rights sold based on the proportion of claims sold to the claims remaining within the project area.

Stock-Based Compensation

The Company has share-based compensation plans under which non-employees, consultants and suppliers may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award over the requisite service period. Grants of stock options and stock to non-employees and other parties are accounted for in accordance with ASC 505. The Company recorded equity-based costs for non-employees, consultants and suppliers of $129,500 during the nine month period ended September 30, 2014.  The Company recorded equity-based costs for non-employees, consultants and suppliers of $0 during the nine month period ended September 30, 2013.

The Company applies ASC 718 for options, common stock and other equity-based grants to its employees and directors. ASC 718 requires measurement of all employee equity-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company recorded equity-based costs for employees and directors of $2,737,500 during the nine month period ended September 30, 2014.  The Company recorded equity-based costs for employees and directors of $0 during the nine month period ended September 30, 2013.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of September 30, 2014, the Company had issued warrants for the purchase of 3,416,287 common shares and an option to purchase 3,000,000 shares that were not included in the computation of loss per share at September 30, 2014, because they would have been anti-dilutive. As of September 30, 2013, the Company had issued warrants for the purchase of 2,995,976 common shares and an option to purchase 3,000,000 shares that were not included in the computation of loss per share at September 30, 2013, because they would have been anti-dilutive.

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

Reclassification

Management has determined certain costs should be reclassified between selling, general and administrative and exploration expense in 2014. Certain amounts from prior periods have been reclassified to make the prior periods comparable to the current periods. For the three months ended September 30, 2013, $3,066 was reclassified to selling, general and administrative expense from exploration expense. For the nine months ended September 30, 2013, $286,534 was reclassified to exploration expense from selling, general and administrative expense. These reclassifications have no impact on net income, earnings per share, retained earnings, or results of continuing operations.

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

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for the Company’s first quarter of fiscal year 2014. The adoption of ASU 2013-04 did not have a material effect on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations.  Those strategic shifts should have a major effect on the organization’s operations and financial results.  Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.  ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014.  The impact of the adoption of this ASU on the Company’s results of operation, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, which is effective for the Company’s first quarter of fiscal year 2017. Currently, the Company is an Exploration Stage Company and does not have revenue or contracts with customers. Therefore, the Company does not believe the adoption of ASU 2013-09 will have a material effect on the Company’s consolidated financial statements. The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2014-09.

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has made the election to early adopt this amendment effective June 30, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any material impact on the Company’s financial position or results of operations for the current or any prior reporting periods.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Topic 205), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, in connection with the preparation of annual and interim financial statements, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued, or within one year after the date that the financial statements are available to be issued, when applicable. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, which is effective for the Company’s first quarter of fiscal year 2016. The opinion of the Company's independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2014-15.

NOTE 3. ACQUISITIONS

Idaho and Montana Assets-Part of the UREE (Delaware) Merger

On July 18, 2011, the Company entered into an Agreement of Plan and Merger (the “Merger Agreement”) to acquire U.S. Rare Earths, Inc., a Delaware corporation, and the acquisition closed on August 22, 2011. As part of the acquisition, the Company acquired rights to 583 unpatented lode mining claims located in Lemhi County, Idaho and 56 unpatented lode mining claims located in Beaverhead and Ravalli Counties, Montana. The mineral claims cover approximately 9,600 acres that are believed to be on, near or adjacent to anomalous values of rare earth elements.

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

NOTE 4. DISCONTINUED OPERATIONS

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the Company’s then media business subsidiary, and certain related media assets of the Company to Michael D. Parnell, the Company’s former Chief Executive Officer, National Accounts Director and a Director of the Company. On May 12, 2014, the Company completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. See Note 10 for more detail regarding the sale of the media business. As a result of the completed sale, the financials of the media business have been excluded from the unaudited financial statements for the quarter ended September 30, 2014.

The Company has identified the assets and liabilities attributed to the media business. Assets and liabilities as of December 31, 2013 attributed to the business are as follows:

Assets from discontinued operations

December 31, 2013
Accounts receivable, net	$98,374
Equipment, net	13,145
Total assets from discontinued operations	$111,519

Liabilities from discontinued operations

December 31, 2013
Accounts payable and accrued expenses	$180,178
Deferred revenue	521
Total liabilities from discontinued operations	$180,699

Income (loss) attributed to the media business for the nine month period ended September 30, 2014 and 2013 were as follows:

Income from discontinued operations

	Nine Months Ended,
	September 30, 2014	September 30, 2013
Revenues from discontinued operations	$-	$1,429,929
Cost of revenues	-	(814,335)
Selling, general and administrative expenses	-	(512,127)
Other income (expense)	-	225
Gain on disposal of discontinued operations	1,230	-
Income from discontinued operations before taxes	1,230	103,692
Income tax expense	-	-
Income from discontinued operations	$1,230	$103,692

The Company does not believe there is an effect of income taxes on discontinued operations. Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under Internal Revenue Code Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated
	Useful Lives	September 30, 2014	December 31, 2013

Office equipment	5 years	$50,496	$26,354
Mining and other equipment	5-7 years	131,218	131,218
Less: accumulated depreciation		(65,212)	(44,040)
		$116,502	$113,532

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $21,172 and $14,721, respectively.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable

Accounts payable were $2,186,911 and $1,682,226 as of September 30, 2014 and December 31, 2013, respectively. Such liabilities consisted of amounts due to vendors for legal expenses, mining expenditures, external audit and other expenses incurred by the Company.

Related Party Payable and Accrued Expenses

Related party payable and accrued expenses as of September 30, 2014 and December 31, 2013 reflected the following:

	September 30, 2014	December 31, 2013
Related party payables due to Diane Cassidy
for amounts paid on behalf of UREE	$3,612	$-
Related party payables due to Kevin Cassidy
for amounts paid on behalf of UREE	903	-
Related party payables due to Lattimore Properties, Inc.
for amounts paid on behalf of UREE	17,520	80,470
Related party payables due to Logic International Consulting Group
for services	61,750	-
Related party payables due to CRE Cloud Solutions
for services	1,624	-
	$85,409	$80,470

Accrued Employee Taxes

During the years ended December 31, 2011 and 2012, the Company did not report stock-based compensation on Form 1099 or W-2, which amounted to $8,654,149 and $713,594 respectively. During the year ended December 31, 2013, the Company processed compensation to its chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. The Company recorded $271,602 as accounts payable as of September 30, 2014 for FICA costs for the years ended December 31, 2011, 2012 and 2013. The Company has not accrued any potential interest or penalties related to the taxes due to the Internal Revenue Service based on guidance in ASC 450-20-05-5 which requires a probability threshold for recognition of a loss contingency and that the amount of the loss be reasonably estimable. All stock-based compensation to officers, employees and independent contractors was recorded at their grant date fair market value in the financial statements for the years ended December 31, 2011, 2012 and 2013.

NOTE 7. SHORT-TERM NOTES PAYABLE

Short-term notes payable were $169,430 and $0 as of September 30, 2014 and December 31, 2013, respectively. Such notes payable for September 30, 2014 consisted of a note payable related to the Company’s prepaid D&O insurance coverage.  The original loan amount was $190,251, and is to be repaid in monthly installments starting in September 2014 through May 2015 at an annual interest rate of 4.49%. For the nine months ended September 30, 2014, the Company has repaid $20,821 of the loan amount.

NOTE 8. SHARE REPURCHASE OBLIGATIONS

The Company had share repurchase obligations of $1,144,000 and $2,268,999 as of September 30, 2014 and December 31, 2013, respectively. During December 31, 2013, the Company acquired 2,268,999 shares of its common stock at $1.00 per share, with a portion of the payment in the amount of $1,344,999 made during the quarter ended March 31, 2014 and the balance of $924,000 currently due and payable. In addition, during the quarter ended September 30, 2014, the Company agreed to purchase from an existing stockholder 200,000 shares of the Company’s common stock for the amount of $220,000, which is currently due and payable. The Company intends to satisfy this balance from proceeds of future financings of the Company from time to time. All repurchased shares are cancelled.  The Company does not have treasury shares.

NOTE 9. LEGAL SETTLEMENT LIABILITIES

Legal settlement liabilities were $349,000 and $0 as of September 30, 2014 and December 31, 2013, respectively. Such liabilities for September 30, 2014 consisted of $349,000 in amounts payable pursuant to the 2013 legal settlement.

NOTE 10. RELATED PARTY TRANSACTIONS

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

The Company maintained an office at 12 Gunnebo Drive, Lonoke, Arkansas 72086 for the Company’s former media business, which consisted of 4,000 sq. ft. of office space. The office was leased for $916 per month, and the Company leased the office on a month-to-month basis. The facilities were owned by the J.S. Parnell Trust, of which Mr. Parnell, the former Chief Executive Officer, National Account Director and a Director of the Company, was trustee. The Company also maintained an office at 12 North Washington Street, Montoursville, Pennsylvania 17754 for the former media business which consisted of 4,000 sq. ft. of office space. The office was leased from the Hoff Family Limited Partnership, which was controlled by the wife of Matthew Hoff, a stockholder and former employee of the Company. Lease payments were $2,000 per month, and the Company leased the office on a month-to-month basis. Both of these leases were assumed by an affiliate of Mr. Parnell in connection with the sale of the media business. See Note 4.

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

Settlement Agreement

In August 2012 a dispute arose out of an attempt by a group of shareholders—H. Deworth Williams, Edward Cowle and an affiliated entity—to take control of the Company by a written consent by purportedly removing Daniel McGroarty, Greg Schifrin and Kevin Cassidy from the board of directors and purportedly re-electing John Victor Lattimore, Jr., H. Deworth Williams, Edward Cowle, Michael Parnell, and Harvey Kaye. At the time, Messrs. Williams and Cowle were members of the Company’s board and were affiliates of the Company prior to the time that the Company began acquiring its rare earth mining claims in 2010.

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

Pursuant to the terms of the Settlement Agreement, the Company agreed to issue 3,000,000 shares of its common stock at a price of $1.00 per share to Kevin Cassidy, Logic, and James J. Cahill, the managing director and registered principal of Agincourt Capital, LLC, an affiliate of Logic, as compensation for the consulting services. On October 7, 2013, the Company issued 3,000,000 shares of common stock to Kevin Cassidy, controlling owner of Logic, as payment in full for the accrued liability associated with the consulting services. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the issuance of shares for payment of services should have been recorded June 5, 2013. As a result, the Company valued the 3,000,000 shares at the June 5, 2013 closing price of Company common stock of $1.94 per share and expensed an additional $2,820,000 for a total liability of $5,820,000 during the three months ended June 30, 2013. The Company also reclassified the original accrual of $3,000,000 related to the transaction by reducing the amount of loss on debt settlement (where the value of the transaction had been booked) by $3,000,000 (from $4,225,983 to $1,225,983) and recorded $5,820,000 to loss on legal settlement.

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

Lattimore Option

On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, pursuant to which it granted Lattimore Properties a three-year option to purchase up to 3,000,000 shares of its common stock, at $1.00 per share, for a purchase price of $75,000. The effectiveness of the option was conditioned on approval of the Settlement Agreement. Subsequent to the approval of the Settlement Agreement, the option had not been exercised as of September 30, 2014.

Repurchase Options

The Company entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, Yuji Nishikawa and an affiliate of Michael Parnell, under which the Company (i) acquired 100,000 shares of its common stock at $1.00 per share during September 2013, (ii) acquired 952,001 shares of its common stock at $1.00 per share during October 2013, (iii) acquired 2,268,999 shares of its common stock at $1.00 per share during December 31, 2013 with a portion of the payment in the amount of $1,344,999 made during the quarter ended March 31, 2014 and the balance of $924,000 currently due and payable, and (iv) acquired 10,000 shares of its common stock at $1.00 per share during the nine months ended September 30, 2014. The Company also obtained the right from Mr. McGroarty, to acquire up to 800,000 shares of its common stock at $1.00 per share until April 30, 2014. The foregoing option was not exercised and on September 15, 2014, the Company agreed with Mr. McGroarty to repurchase 50,000 shares of its common stock by September 22, 2014 at $1.10 per share and 150,000 shares of its common stock by October 15, 2014 at $1.10 per share and were granted an option to repurchase 400,000 shares of its common stock at $1.10 per share on or before January 1, 2015. As of November 3, 2014, the Company had not repurchased these shares and the balance of $220,000 is currently due and payable. In addition, the Company obtained the right from Matthew Hoff and his affiliate to acquire up to 800,000 shares of our common stock at $1.10 per share until December 31, 2014 and the Company further obtained the right from an affiliate of Michael Parnell to acquire up to 800,000 shares of its common stock at $1.00 per share until December 15, 2014, 600,000 of which have expired. The Company intends to satisfy the remaining repurchase obligation balance of $1,144,000 from proceeds of future financings from time to time.  All repurchased shares are cancelled.  The Company does not have treasury shares.

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

On September 26, 2013, McKim and Company LLC and James J. Cahill, an affiliate of Logic, forfeited 210,938 shares of the Company’s common stock.

NOTE 11.  COMMON STOCK

The Company had the following equity transactions during the nine months ended September 30, 2014:

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

On August 29, 2014, the Company issued 40,000 shares of its common stock and warrants to purchase 46,400 shares of common stock to an investor for $100,000.  The warrant exercise prices was $1.50 per share.  The warrants expire on December 31, 2015.

On September 3, 2014, the Company issued 80,000 shares of its common stock and warrants to purchase 92,800 shares of common stock to an investor for $200,000.  The warrant exercise price was $1.50 per share.  The warrants expire on December 31, 2015.

A summary of the warrants issued as of September 30, 2014 were as follows:

	September 30, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at 12/31/13	2,947,087	$2.47
Issued	489,200	$1.50
Exercised	(20,000)	$0.50
Forfeited	-	$-
Expired	-	$-
Outstanding at end of period	3,416,287	$2.34
Exerciseable at end of period	3,416,287

A summary of the status of the warrants outstanding as of September 30, 2014 is presented below:

	September 30, 2014
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
2,080,311	1.72	$0.74	2,080,311
1,335,976	1.68	$4.85	1,335,976
3,416,287		$2.34	3,416,287	$2.34

Warrants convertible into 2,080,311 shares of Company common stock were “in the money” as the exercise price was less than the fair market value of a share of common stock on September 30, 2014. The intrinsic value of these warrants was $1,632,717 at September 30, 2014.

Authorization of Reverse Split

On July 17, 2014, the Company's board of directors adopted a resolution authorizing, but not requiring, it to amend its articles of incorporation to effect a reverse split of its common stock at a ratio of not less than 1-for-2 nor more than 1-for-3. On July 31, 2014, stockholders holding a majority of the outstanding shares of the Company's common stock have approved the reverse stock split by written consent.  On October 2, 2014, the Company's board of directors authorized the ratio to be set at 1-for-3. As of November 3, 2014, the Company has not effected a reverse split of its common stock.

NOTE 12.  COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

Employment and Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement with Logic. Under the Services Agreement, Logic agreed to provide certain advisory services to the Company. On December 31, 2011, the Services Agreement was automatically extended to December 11, 2013 and can be renewed for additional 12-month periods unless either party gives the other 45 days written notice of termination. The Services Agreement can be cancelled with 90 days written notice. The Services Agreement provides for a monthly payment of $50,000 to Logic. As of September 30, 2014, the Company owed Logic the amount of $50,000 for accrued but unpaid service fees.

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

Since June 2013, the Company has also agreed to reimburse Logic for a portion of the compensation due to Mr. Cassidy’s administrative assistant in the amount of $2,500 per month.  As of September 30, 2014, the Company owed Logic the amount of $2,500 for accrued but unpaid administrative fees.

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

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as the Company’s Chief Financial Officer. Under the agreement Mr. Scott was entitled to $4,000 per month plus $3,000 of shares of the Company’s common stock per month based on a $2.85 per share price. On August 31, 2012, the Company’s board of directors approved the issuance of 72,000 shares of common stock to Mr. Scott. The term of the Consulting Agreement expired on December 31, 2012, and the Company paid Mr. Scott $5,000 per month on a month-to-month basis during 2013 and $10,000 per month during 2014. On April 30, 2014, Mr. Scott was removed as Chief Financial Officer and between June 1, 2014 and August 13, 2014, the Company retained Mr. Scott as a consultant at a rate of $5,000 per month.

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

On July 26, 2011, the Company entered into an Addendum to the Revised Employment Agreement with Mr. Parnell. The addendum extended the term of employment until December 10, 2015, subject to additional one-year renewal periods unless 90 days’ notice is provided by either party. The addendum provided, that Mr. Parnell’s annual salary for year four was $166,100 and $182,710 for year five. The Company also agreed to issue to Mr. Parnell 125,000 restricted shares of its common stock in years four and five. In the event of a change in control by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable.

On June 26, 2013, Mr. Parnell resigned as the Chief Operating Officer and a Director of the Company and accepted the position of National Accounts Director for the media business.

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the then media subsidiary of the Company, and certain related media assets held by the Company to Mr. Parnell or a designated affiliate of Mr. Parnell. On May 12, 2014, the Company and an affiliate of Mr. Parnell entered into a Master Sale Agreement, and related Share Purchase Agreement and Asset Purchase Agreement, and completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. In connection with this transaction, Mr. Parnell resigned as National Accounts Director on May 12, 2014 and the Revised Employment Agreement and addendum thereto were terminated immediately.

On May 12, 2014, the Company and Mach One Media Group, Inc. (“Mach One”) entered into a Master Sale Agreement, and related Share Purchase Agreement and Asset Purchase Agreement, pursuant to which Mach One acquired all of the outstanding stock of Media Depot, Inc., a wholly-owned subsidiary of the Company, and acquired the assets and assumed the liabilities of the Company related to the media business effective January 1, 2014. Mach One is an affiliate of Michael D. Parnell, the Company's former Chief Executive Officer, National Accounts Director and Director. In addition, the Company and the Michael D. Parnell Living Trust (the "Parnell Trust") entered into an amendment to the Repurchase Option Agreement dated January 28, 2014, whereby the Company has the option to repurchase up to 800,000 shares of its common stock from the trust at $1.00 per share. The amendment extended the date on which the Company may exercise the right to repurchase the first 200,000 shares from March 15, 2014 to June 15, 2014 such that the Company may, at its option, repurchase 400,000 shares on or before June 15, 2014 and a further 200,000 shares on each of September 15, 2014 and December 15, 2014.  As of September 30, 2014, the Company’s option to repurchase 600,000 shares on or before September 15, 2014 had expired. The Company and Mr. Parnell also entered into a Termination and Release Agreement whereby Mr. Parnell resigned as National Accounts Director of the Company effective immediately, his employment agreement was terminated, and all compensation due to Mr. Parnell was extinguished. The agreement also provides for a mutual release of claims by the parties, and an indemnification by the Company of Mr. Parnell in certain circumstances.

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

On August 14, 2013, the Company accepted the resignation of Daniel McGroarty effective July 31, 2013 as President of the Company and its subsidiaries. The parties entered into a Stock Repurchase Option and Severance Agreement whereby: (i) the parties agreed to settle all back pay and compensation claims with a payment of $60,000; (ii) the Company agreed to repurchase 100,000 of shares of its common stock from Mr. McGroarty on or before September 30, 2013 for $100,000 or $1.00 per share, which was subsequently paid; and (iii) the Company paid $40,000 for an option to acquire up to 800,000 shares of our common stock from Mr. McGroarty for $1.00 per share on or before April 30, 2014. The foregoing option was not exercised and on September 15, 2014, the Company entered into a further agreement with Mr. McGroarty pursuant to which the Company agreed, among other things, to repurchase 50,000 shares of its common stock by September 22, 2014 at $1.10 per share and 150,000 shares of its common stock by October 15, 2014 at $1.10 per share and were granted an option to repurchase 400,000 shares of its common stock at $1.10 per share on or before January 1, 2015.

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

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2015	$63,206
2016	41,288
2017	6,881
2018	-
2019	-
Beyond	-
Total	$111,375

NOTE 13.  SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

On October 23, 2014, the Company sold 40,000 shares of its common stock and warrants to purchase 46,400 shares of common stock to an investor for $100,000.  The warrant exercise price was $1.50 per share. The warrants expire on December 31, 2015.

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

Sale of Media Business

On January 28, 2014, we entered into a binding letter of intent to sell the common stock of Media Depot, Inc., our then media business subsidiary, and certain related media assets of ours to Michael D. Parnell, our former Chief Executive Officer, National Accounts Director and Director, or an affiliate of Mr. Parnell. On May 12, 2014, we completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014.

Results of Operations

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	$ Variance	% Variance
Revenues	$-	$-	$-	0%
Cost of revenues	-	-	-	0%
Gross margin	-	-	-	0%
Operating expenses:
Selling, general and administrative expenses	1,383,571	88,859	1,294,712	-1457%
Exploration expense	307,312	655,029	(347,717)	53%
Total operating expenses	1,690,883	743,888	946,995	-127%
(Loss) from operations	(1,690,883)	(743,888)	(946,995)	-127%
Other income (expense):
Interest expense	(4,693)	(14)	(4,679)	-33421%
Loss on debt settlement	-	(56,667)	56,667	100%
Loss on legal settlement	(18,000)	-	(18,000)	-100%
Gain on derivative liability	-	266,500	(266,500)	100%
Total other (expense)	(22,693)	209,819	(232,512)	111%
(Loss) before income taxes	(1,713,576)	(534,069)	(1,179,507)	-221%
Income tax expense	-	-	-	0%
(Loss) from continuing operations	(1,713,576)	(534,069)	(1,179,507)	-221%
Income (loss) from discontinued operations	-	215,606	(215,606)	100%
Net loss	$(1,713,576)	$(318,463)	$(1,395,113)	-438%

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 consisted primarily of expenses related to employees and independent contractors, equity awards, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs. Selling, general and administrative expenses for the three months ended September 30, 2014 increased $1,294,712 to $1,383,571 as compared to $88,859 for the three months ended September 30, 2013. The increase is primarily related to (i) increased stock-based compensation expense of $912,500; and (ii) increased legal expense of $381,719.

Exploration expenses

Exploration expenses for the three months ended September 30, 2014 consisted of payments to our independent geologist, geoanalysis, claim permit expenses and staking of claims in the North Fork Project in Idaho and the Last Chance Project in Montana. For the three months ended September 30, 2014, expenses consisted primarily of payments to our independent geologist. Exploration expenses for the three months ended September 30, 2014 decreased $347,717 to $307,312 as compared to $655,029 for the three months ended September 30, 2013. The decrease is primarily attributable to decreases in drilling and exploration activities.

Other Expenses

Interest expense for the three months ended September 30, 2014 is related primarily to the financing of our directors’ and officers’ insurance and third party consulting services. Interest expense for the three months ended September 30, 2013 consisted primarily of interest on note payable-related party. Interest expense for the three months ended September 30, 2014 increased $4,679 to $4,693 as compared to $14 for the three months ended September 30, 2013. The increase is primarily attributable to interest expense incurred on the financing of our directors’ and officers’ insurance and payments due to consultants.

In addition, during the three months ended September 30, 2014, we incurred other expense of $18,000 related to loss on legal settlement.  During the three months ended September 30, 2013, we incurred losses on debt settlement and derivative liability of $56,667 and $266,500, respectively.  During the three months ended September 30, 2013, we also had income from discontinued operations of $215,606.

Net Loss

As a result of the increase in selling, general and administrative expense, increase in interest expense, increase in loss on legal settlement, decrease in gain on derivative liability and decrease in income from continuing operations, offset by decreases in exploration expense and loss on debt settlement the net loss for the three months ended September 30, 2014, was $1,713,576 as compared to a net loss of $318,463 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	$ Variance	% Variance
Revenues	$-	$-	$-	0%
Cost of revenues	-	-	-	0%
Gross margin	-	-	-	0%
Operating expenses:
Selling, general and administrative expenses	4,592,163	675,846	3,916,317	-579%
Exploration expense	845,611	1,201,790	(356,179)	30%
Total operating expenses	5,437,774	1,877,636	3,560,138	-190%
(Loss) from operations	(5,437,774)	(1,877,636)	(3,560,138)	-190%
Other income (expense):
Interest expense	(7,017)	(25,581)	18,564	73%
Loss on debt settlement	-	(1,282,650)	1,282,650	100%
Loss on legal settlement	(349,000)	(10,923,600)	10,574,600	97%
Loss on derivative liability	-	(539,500)	539,500	100%
Total other (expense)	(356,017)	(12,771,331)	12,415,314	97%
(Loss) before income taxes	(5,793,791)	(14,648,967)	8,855,176	60%
Income tax expense	-	-	-	0%
(Loss) from continuing operations	(5,793,791)	(14,648,967)	8,855,176	60%
Income (loss) from discontinued operations	1,230	103,692	(102,462)	99%
Net loss	$(5,792,561)	$(14,545,275)	$8,752,714	60%

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013 consisted primarily of expenses related to employees and independent contractors, equity awards, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs. Selling, general and administrative expenses for the nine months ended September 30, 2014 increased $3,916,317 to $4,592,163 as compared to $675,846 for the nine months ended September 30, 2013. The increase related to (i) increased stock-based compensation expense of $2,737,500; (ii) increased legal expense of $525,651; (iii) increased consulting expense of $405,611; (iv) increased compensation of $238,967; and (v) other increases in selling, general and administrative expenses of $8,558.

Exploration expenses

Exploration expenses for the nine months ended September 30, 2014 consisted of payments to our independent geologist, geoanalysis, claim permit expenses and staking of claims in the North Fork Project in Idaho and the Last Chance Project in Montana. For the nine months ended September 30, 2014, expenses consisted primarily of payments to our independent geologist. Exploration expenses for the nine months ended September 30, 2014 decreased $356,179 to $845,611 as compared to $1,201,790 for the nine months ended September 30, 2013. The decrease is primarily attributable to decreases in drilling and exploration activities.

Other Expenses

Interest expense for the nine months ended September 30, 2014 is related primarily to the financing of our directors’ and officers’ insurance and third party consulting services. Interest expense for the nine months ended September 30, 2013 consisted primarily of interest on note payable-related party and convertible debentures-related party. Interest expense for the nine months ended September 30, 2014 decreased $18,564 to $7,017 as compared to $25,581 for the nine months ended September 30, 2013. The decrease is primarily attributable to the conversion of the note payable-related party and convertible debentures-related party into equity during 2013.

In addition, during the nine months ended September 30, 2014, we incurred other expense of $349,000 in non-cash items related to loss on legal settlement, offset by gain on disposition of the media subsidiaries of $1,230.  During the nine months ended September 30, 2013, we incurred losses on debt settlement, legal settlement, and derivative liability of $1,282,650, $10,923,600, and $539,500, respectively.  During the nine months ended September 30, 2013, we also had income from discontinued operations of $103,692.

On March 8, 2013, we entered into an Option Purchase Agreement with Lattimore Properties, pursuant to which we granted Lattimore Properties a three-year option to purchase up to 3,000,000 shares of our common stock for a purchase price of $75,000. The effectiveness of the option was conditioned on settlement of litigation pending in the District Court of Clark County, Nevada and the U.S. District Court for Utah. On June 5, 2013, the District Court of Clark County, Nevada approved the Settlement Agreement and General Release by and among the Company, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams, and Blue Cap Development Corp., on the other hand. We valued the option at $1.73 per share using Black Scholes methodology and expensed $5,103,600, net of the $75,000 paid by Lattimore Properties as loss on legal settlement during the nine months ended September 30, 2013.

Pursuant to the terms of the Settlement Agreement, we agreed to issue 3,000,000 shares of our common stock at a price of $1.00 per share to Kevin Cassidy, and certain affiliates as compensation for the consulting services. On October 7, 2013, we issued 3,000,000 shares of common stock to Kevin Cassidy, as payment in full for the accrued liability associated with the consulting services. We valued the 3,000,000 shares at the June 5, 2013 closing price of our common stock of $1.94 per share and expensed $5,820,000 as loss on legal settlement during the nine months ended September 30, 2013.

Net Loss

As a result of the decreases in exploration expense, interest expense, losses on debt settlement, legal settlement, and derivative liability, offset by the increase in selling, general and administrative expenses, and a decrease in income from continuing operations, the net loss for the nine months ended September 30, 2014, was $5,792,561 as compared to a net loss of $14,545,275 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable, and capital expenditures.

To date, we had no revenues from our rare-earth elements properties. At September 30, 2014, we had cash of $451 and a working capital deficit of $3,577,704. At December 31, 2013, we had cash of $2,216,102 and a working capital deficit of $2,033,090. This decrease in cash was due primarily to repurchases of shares and operating losses during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we raised approximately $1,492,500 through the sale of our common stock and warrants. We expect the discontinuation of the media business to provide an immaterial improvement to our cash flow since our operating expenses exceeded revenues for each of the last two fiscal years.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2014 was $2,473,238. This amount was primarily related to a net loss of $5,792,561 offset by $3,237,172 in non-cash expenses related to: (i) stock-based compensation and shares issued to directors and consultants for services of $2,867,000; (ii) a loss on legal settlement of $349,000; and (iii) other non-cash expenses of $21,172. Net cash used in operating activities for the nine months ended September 30, 2013 was $1,875,521. This amount was primarily related to a net loss of $14,545,275, decreases in accounts payable and accrued expenses of $730,993, offset by $13,596,599 in non-cash expenses related to: (i) a loss on legal settlement of $10,923,600; (ii) a loss on debt settlement of $1,282,650; (iii) a loss on derivative liabilities of $539,500; (iv) common shares issued for services and liabilities of $836,128; and (v) other non-cash expenses of $14,721.

Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2014 was $22,294, related to the purchase of fixed assets. Net cash used in investing activities for the nine months ended September 30, 2013 was $45,411, related to the purchase of fixed assets.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2014 was $279,881. This amount was primarily related to: (i) proceeds from our sale of common stock and warrants of $1,492,500; and (ii) proceeds from short-term notes payable of $190,251.  This was offset by: (i) cash paid for common stock repurchases of $1,354,999, primarily pursuant to shares of common stock acquired during December 31, 2013; (ii) cash paid for deferred financing costs of $27,050; and (iii) cash paid for repayment of short term notes payable of $20,821.  Net cash provided by financing activities for the nine months ended September 30, 2013 was $4,355,000. This amount was related to proceeds from the sale of common stock and options of $4,205,000, and proceeds from related party notes payable of $250,000. This was offset by cash paid for common stock repurchases of $100,000.

Our business plan calls for significant expenses in connection with the exploration of our claims and we have budgeted expenditures for the next twelve months of approximately $7,158,000. To date, we have principally financed our operations through the sale of shares of our common stock and the issuance of debt. We do not currently have sufficient funds to conduct continued exploration on our claims and require additional financing in order to determine whether the claims contain economically viable quantities of reserves of rare-earth elements mineralization. We will also require additional financing if the costs of the exploration of the claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. Our recent efforts to generate additional liquidity, including through sales of our common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of our properties and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Our contractual cash obligations as of September 30, 2014 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$111,375	$63,206	$48,169	$-	$-
Capital lease obligations	-	-	-	-	-
Short term note payable	169,430	169,430	-	-	-
Payments under Stock Repurchase Option Agreements (1)	1,144,000	1,144,000	-	-	-
	$1,424,805	$1,376,636	$48,169	$-	$-

(1)
We entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which we (i) acquired 100,000 shares of our common stock at $1.00 per share during September 2013, (ii) acquired 952,001 shares of our common stock at $1.00 per share during October 2013, and (iii) acquired 2,268,999 shares of our common stock at $1.00 per share during December 2013 with a portion of the payment in the amount of $1,344,999 made during the quarter ended March 31, 2014 and the balance of $924,000 currently due and payable. In addition, we have agreed with Mr. McGroarty to repurchase 50,000 shares of our common stock by September 22, 2014 at $1.10 per share and 150,000 shares of our common stock by October 15, 2014 at $1.10 per share. As of November 3, 2014, we had not repurchased these shares and the balance of $220,000 is currently due and payable. We intend to satisfy the remaining repurchase obligation of $1,144,000 from proceeds of future financings from time to time.

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of September 30, 2014, we had $0 deposited in uninsured cash accounts.

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Exploration expenditures include direct exploration costs, as well as certain indirect costs allocated to exploration expense.  Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.

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

As of September 30, 2014, our management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at September 30, 2014.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2014, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

Authorization of Reverse Split

On July 17, 2014, our board of directors adopted a resolution authorizing, but not requiring, it to amend its articles of incorporation to effect a reverse split of our common stock at a ratio of not less than 1-for-2 nor more than 1-for-3. On July 31, 2014, stockholders holding a majority of the outstanding shares of our common stock have approved the reverse stock split by written consent.  On October 2, 2014, our board of directors authorized the ratio to be set at 1-for-3. As of November 3, 2014, the Company has not effected a reverse split of our common stock.

Unregistered Sale of Securities

On October 23, 2014, we sold 40,000 shares of our common stock and a warrant to purchase 46,400 shares of our common stock exercisable at $1.50 per share expiring December 31, 2015, for $100,000 to an accredited investor. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), since, among other things, the transaction did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The investor represented that it was an accredited investor, was acquiring the securities for its own account for investment purposes only and not with a view to resale or distribution to others and that it could bear the risks of the investment. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

101
The following materials from U.S. Rare Earth’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: November 4, 2014	By:	/s/ Kevin M. Cassidy
Kevin M. Cassidy
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ F. Scott Chrimes
F. Scott Chrimes
Chief Financial Officer (Principal Financial and Accounting Officer)