Form 10-K
period 2014-12-31
U.S. RARE EARTHS, INC
filed 2015-03-02
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K
(Mark One)

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2014

☐TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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
Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes    ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐Yes    ☑ No

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

      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes    ☑No

As of June 30, 2014 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of our common stock) was $37,215,369.

As of February 27, 2015, we had 11,327,050 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

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

The forward-looking statements contained in this Annual Report are largely based on the expectations of management, which reflect estimates and assumptions made by management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and management cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will in fact occur. Our actual results may differ materially from those anticipated, estimated, projected or expected by management. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. When considering forward-looking statements, please read “Item 1A - Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

Information regarding the demand, pricing, uses and reserves of rare earth elements set forth in “Items 1 and 2 - Business and Properties” include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third party research, surveys and studies are reliable, we have not independently verified such information.

On December 16, 2014, we amended our articles of incorporation to effect the reverse split at a ratio of 1-for-3. Unless otherwise indicated, all share and per share numbers included in this Annual Report on Form 10-K give effect to the reverse split.

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

“Assay” means a measure of the valuable mineral content.

“Azimuth” means the angle of horizontal deviation, measured clockwise, of a bearing from a standard direction, as from north or south.

“BLM” means the United States Bureau of Land Management and any successor entity having authority with respect to our claims.

“Claims” means approximately 1,250 unpatented mining claims on approximately 22,000 acres of land in Colorado, Idaho and Montana held by us.

“Core” means the long cylindrical piece of a rock, approximately one inch in diameter, brought to the surface by diamond drilling.

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

“Rare Earth Elements” or “REEs” include 15 naturally occurring chemical (metallic) elements consisting of the 14 "lanthanide elements" (cerium, lanthanum, neodymium, praseodymium, samarium, europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium) and yttrium.

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

We historically had two business segments: (i) co-op advertising services, which encompassed radio, television, cable, print or outdoor advertising, print ads and production of electronic commercials conducted through Media Depot, Inc., a wholly-owned subsidiary of the Company, or Media Depot, and a subsidiary of Media Depot, Media Max, Inc., as well as certain other assets held by us; and (ii) a rare earth elements exploration and claims business acquired through mergers with several companies. Our management has determined to exit the advertising business, and to focus solely on the creation of a completely independent American-based rare earth exploration company with claims located in the continental United States.

        Our principal executive offices are located at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024. The telephone number is 972-294-7116. Our principal website address is www.usrareearths.com. The information contained on, or that can be accessed through, our website is not incorporated into and is not a part of this this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

        In December 2010, Calypso Media Services Group entered the mining exploration business through the merger of its wholly-owned subsidiary, Calypso Merger, Inc., into Seaglass Holding Corp., or Seaglass, which held rights to more than 600 unpatented lode mining claims covering more than 12,000 acres of land located in Fremont, Gunnison and Saguache Counties of Colorado. Based on geological studies published by various government agencies, as well as our own exploration efforts to date on our claims, we believe these mineral claims are on, near, or adjacent to anomalous features believed to contain rare earth elements. Pursuant to the terms of the merger agreement, the stockholders of Seaglass exchanged 100% of the outstanding common stock of Seaglass for 1,966,667 unregistered shares of our common stock valued at $1.50 per share or $2,950,000. An independent evaluation was performed by a licensed professional engineer to estimate the fair market value of the claims on the date of acquisition. Based on this report, we assigned a fair value to the claims of $326,000 and recorded an impairment expense of $2,624,000 for the year ended December 31, 2010. At the time of the Seaglass merger, Calypso Media Services Group changed its name to Colorado Rare Earths, Inc.

       Colorado Rare Earths further expanded its exploration business in August 2011 when U.S. Rare Earths, Inc., a Delaware corporation, or Old USRE, was merged into Seaglass. With this merger, Colorado Rare Earths acquired rights to 583 unpatented lode mineral claims located in Lemhi County, Idaho, and 56 unpatented lode mining claims located in Beaverhead and Ravalli Counties, Montana. The mineral claims cover over 9,600 acres of land. Based on geological studies published by various government agencies, as well as our own exploration efforts to date on our claims, we believe these mineral claims are on, near, or adjacent to anomalous features believed to contain rare earth elements. Pursuant to the terms of the merger agreement, Old USRE stockholders exchanged 100% of their outstanding common stock for 1,666,667 unregistered shares of our common stock valued at $8.55 per share. As part of the acquisition price, we also assumed several notes payable in the aggregate amount of $1,450,000. At the closing, we paid $500,000 related to the booked notes payable. We did not obtain a valuation of the mineral properties at the time of the merger. As a result, we assigned a fair value to the claims of $0 and recorded an impairment expense of $15,678,000 for the year ended December 31, 2011. Following the merger, we changed our name to "U.S. Rare Earths, Inc."

    We have maintained most of the claims acquired through the above-described mergers and have acquired new claims. Today, we hold approximately 1,250 unpatented lode mining claims for rare earth elements covering approximately 22,000 acres of land in Idaho, Montana, and Colorado. Exploration on these projects is discussed under "Properties—Mining Claims" below.

Current Operations

    Our current operations are exploratory in nature. We are considered an exploration stage company under SEC criteria because we have not demonstrated the existence of proven or probable reserves at our claims and have not conducted any actual mining operations. Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, all of our investments in mineral properties to date have been expensed as incurred and therefore do not appear as assets on our balance sheet. We expect exploration expenditures will continue during 2015 and subsequent years. We expect to remain an exploration stage company for the foreseeable future. We will be deemed an exploration stage company until such time as we demonstrate the existence of proven or probable mineral reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

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

    According to Roskill Information Services Ltd., Roskill's estimated percentage of China's global demand and the USGS (Mineral Commodities Reports and Open–File Report 2011–1042) provide for an estimate of global demand for rare earth oxides, or REOs, in 2014 to be at an estimated 130,000 metric tons, growing to between 140,000 and 150,000 metric tons in 2015. At the same time, estimates are that, with increasing global demand and continued current 2014 estimated global production (without additional production), an undersupply of certain rare earth will occur. We believe greater rare earth supply sources outside of China will be needed to make up the shortfall to meet global demand.

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

Rare Earth Elements Market Overview

    The discussion concerning the rare earths industry included in this this Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such information.

What are Rare Earth Elements?

    The rare earth elements are a group of 15 naturally occurring chemical (metallic) elements consisting of the 14 lanthanide elements and yttrium. They share many similar properties, and all tend to occur together in geological deposits, although in varying concentrations. Rare earth elements are relatively common; however, they are referred to as "rare" because they are not often found in commercially exploitable concentrations. The principal mineral sources for rare earth elements are bastnasite, monazite, ion-absorption clays and loparite. Despite their relative abundance, rare earth elements are more difficult to mine and extract than equivalent sources of transition metals, making rare earth elements relatively expensive.

        Rare earth elements generally fall into one of two categories—the light rare earth elements, which include lanthanum, cerium, praseodymium, neodymium, samarium and europium, and the heavy rare earth elements, which include gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium, lutetium and yttrium. Rare earth element mineral deposits are usually rich in light rare earth elements. Heavy rare earth element deposits have a lower concentration of light rare earth elements with a significantly higher percentage of heavy rare earth elements. While light rare earth elements tend to be more abundant, one light rare earth element—neodymium—and four heavy rare earth elements—europium, terbium, dysprosium and yttrium—are in sufficiently short supply that they are referred to as "critical rare earth elements".

        The oxides produced from processing rare earth elements are commonly referred to as REOs.

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

Rare Earth Element Demand

According to Roskill Information Services Ltd., Roskill's estimated percentage of China's global demand and the USGS (Mineral Commodities Reports and Open–File Report 2011–1042) provide for an estimate of global demand for rare earth oxides, or REOs, in 2014 to be at an estimated 130,000 metric tons, growing to between 140,000 and 150,000 metric tons in 2015 and to 158,000 metric tons in 2017.

The Roskill 2012 Report, estimated rare earth demand by application for 2012 to be as follows:

Rare Earth neodymium, praseodymium, dysprosium demand by Application—World, 2012

Rare Earth yttrium, europium, terbium demand by Application—World, 2012

Rare Earth Element Production and Reserves

        Historically, the United States was the leading producer of rare earths from 1965 to the mid-1980s. During this period, the United States provided the majority of rare earth minerals to the rest of the world from the Mountain Pass mine in California. However, by 1986, China surpassed the United States to be the world's top producer and major supplier of rare earths. As illustrated by the following table from the CRS Report showing production and reserves of rare earth elements by country in 2011, China has dwarfed all other producers, supplying some 95% of the world's rare earth elements. During 2012, Molycorp's Mountain Pass mine in California came back into production and, according to Molycorp's 2013 annual report, the Mountain Pass mine produced approximately 2,000 metric tons of REOs in the third and fourth quarters of 2013 with a design capacity of 19,050 metric tons per year. In addition, Lynas Corporation's Mt. Weld mine in Australia has come on line, but, according to the CRS Report, has yet to reach its projected production capacity of 11,000 metric tons per year. Given the timeline for current exploration projects to come into production, if at all, we believe that China will continue to dominate the market for rare earth elements for the foreseeable future.

Rare Earth Element Prices

                   According to the Metal Pages Reports, prices of rare earth oxides rose rapidly in 2010 and 2011, while rare earth oxide prices have declined in general from the first half of 2012 through the last quarter in 2014. The CRS Report attributes the price increases to restrictions on Chinese rare earth exports and lack of capacity elsewhere in the world and attributes the price declines to softer demand (e.g., some substitution, high stocks, and a slow economic recovery). We believe that China's dominance of the global rare earth elements market gives it the ability to exercise substantial control over the current pricing of rare earth elements. We also believe that, until a domestic, readily available, transparent, and free market source of rare earths production becomes available, China will maintain substantial control over market prices for the foreseeable future.

        The following table shows prices for selected rare earth oxides from 2012 to mid-3rd quarter 2014.

 Source:    Metal Pages.

We believe that the anticipated shortages of rare earth elements worldwide, coupled with the desirability from the standpoint of national security for developing sources of rare earth elements within the United States, creates an opportunity to develop a successful rare earth elements mining and processing business. We are at the early stages of exploration on our Montana, Idaho, and Colorado prospects and have neither proven nor probable reserves; nor have we completed preliminary feasibility studies for any of these prospects. However, based on geological studies published by various government agencies, as well as our own exploration efforts to date on our claims, we believe that these opportunities are worth pursuing.

Properties

            We do not own real property and have no plans to acquire any real estate. Our mining claims and other real property interests specifically related to mining are discussed below.

Summary of Our Mining Claims

    Currently, our operations are exploratory in nature. We hold approximately 1,250 unpatented lode mining claims covering approximately 22,000 acres of land in Idaho, Montana and Colorado. In Idaho and Montana, our claims are located in the Lemhi Pass mineral trend in Lemhi County, Idaho, and Beaverhead and Ravalli Counties, Montana. These claims are grouped into projects that include the Last Chance and Sheep Creek Projects in Montana and North Fork, Lemhi Pass and the Diamond Creek Projects in Idaho. In Colorado, the claims include the Powderhorn Project in Gunnison County, and the Wet Mountain Project in Fremont County. These claims have been filed with the Bureau of Land Management, or BLM, pursuant to the General Mining Law on federal lands where both the surface and mineral interests are owned by the United States government.

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

        Our number of mining claims by state, project and covered acres are summarized in the table below.

U.S. Rare Earths Inc.'s Mining Claim Summary.

Claims			Count	Covered Acres
State	Project	Prospect
Montana			56	937
	Last Chance		44	693
	Sheep Creek		12	244
Idaho			582	8,677
	North Fork		456	6,475
		Silver King	10	203
		Cardinal	59	461
		Jackpot	28	333
		Radiant	59	62
		Bus	27	558
		Non-Prospect NF	273	4,858
	Lemhi Pass		98	1,650
	Diamond Creek		28	552
Colorado			611	12,173
	Powderhorn
		Satellite	175	3,483
		Rudolph Hill	302	5,962
	Wet Mountains		134	2,728

Total			1,249	21,786

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

    From 1965 through 1968, the AEC evaluated the Lemhi Pass mineral trend and issued several reports detailing grab-sample assay chemistry, geology, mineralogy, and sample locations encompassing the entire trend. In the course of its geological investigations, the AEC collected 200 samples from over 50 properties in the Lemhi Pass area. Metallurgical investigations at the time by the U.S. Bureau of Mines cited by the AEC indicated that recovery of REEs, with an acid cure, could be between 50%-70% of the rare earth elements present in the deposit.

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

Last Chance Project Claims

Claim Name(1)	Location Date(2)	Acres
ATOMIC BLAST	7/26/2007	14.3
BROWN BEAR 2-MT	9/22/2007	11
DAN PATCH	7/26/2007	20.66
FINAL LAST CHANCE NEW	3/4/2014	13
FRYING PAN	7/24/2007	8.7
FRYING PAN 2	7/24/2007	20.66
G & G 2	7/25/2007	20.66
G & G 3	7/25/2007	20.66
G & G 5	7/25/2007	20.66
G & G 6	7/25/2007	20.66
GROUSE 1	7/24/2007	11.2
KATIE LYNN 1	7/26/2007	20.66
KATIE LYNN 2	7/26/2007	20.66

Claim Name(1)	Location Date(2)	Acres
KATIE LYNN 3	7/26/2007	20.66
KATIE LYNN 4	7/26/2007	20.66
KATIE LYNN 5	7/26/2007	20.66
KATIE LYNN 6	7/26/2007	20.66
LAST CHANCE 3	7/24/2007	13.8
LAST CHANCE 30 NEW	3/4/2014	20.66
LAST CHANCE 31	7/24/2007	20.66
LAST CHANCE 32	7/24/2007	20.66
LAST CHANCE 39	7/24/2007	20.66
LAST CHANCE 5	7/24/2007	10
LAST CHANCE A	7/24/2007	20.66
LAST CHANCE EXT 6	7/24/2007	11
LAST CHANCE EXT 7	7/24/2007	15.4
LAST CHANCE H	7/24/2007	13.7
LAST CHANCE I	7/24/2007	7.3
LAST CHANCE J	7/24/2007	13.4
LAST CHANCE NEW	3/4/2014	20.66
MONTANA BEAVERHEAD	7/24/2007	16.5
RAGAND	7/24/2007	14.4
RAGAND 10	7/24/2007	5.9
RAGAND 11	7/24/2007	13.3
RAGAND 12	7/24/2007	12.3
RAGAND 6	7/24/2007	11.1
RAGAND 8	7/24/2007	6.6
RAGAND 9	7/24/2007	18.1
SHADY TREE OVERSIGHT 4	7/25/2007	20.66
SHADY TREE OVERSIGHT 5	7/25/2007	20.66
SHADY TREE NEW	3/4/2014	20.66
TRAPPER 1	7/24/2007	10.8
TRAPPER 4	7/24/2007	13.6

(1)All claims are recorded in the name of Seaglass Holding Corp., a wholly-owned subsidiary of ours.

(2)     All claims are located in the State of Montana.

        The principal explored claims include the following nine claims: the Last Chance New, Last Chance 30 New, Shady Tree New, Montana Beaverhead, Trapper 1, Final Chance New, Last Chance 39, Last Chance 32, and Last Chance 31. The remaining claims have not been explored in detail by us and are being held for future exploration work.

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

History of the Project

        The most noteworthy early historical work on and related to the Last Chance prospect thorium-rare earth mineralization trend began in the early 1950's by U.S. government agencies that issued multiple reports detailing, geology, and mineralogy covering the entire Lemhi Pass thorium-rare earth mineralized trend. This northwest mineralized trend extends over 60-70 miles from Lemhi Pass, Idaho to the North Fork "Mineral Hill" area northeast of Shoup, Idaho, and contains the Last Chance prospect. The principal rare earth minerals of the trend are monazite and xenotime.

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

Phase I and II Exploration Work

        The majority of our Phase I and II exploration work was conducted during 2013 on the Last Chance Project's main vein, which is one of the longest known veins in the Lemhi Pass mineral trend and extends up to approximately 4,350 feet along its length. Our work at this project in 2013 consisted of a compliant diamond core drilling and channel sampling program, which defined a deposit with moderate to high critical rare earth elements mineralization. We drilled eight core holes with depths reaching up to 520 feet. All eight of the drill holes intersected the vein. In addition, we took 12 channel samples along the known length of the vein.

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

        The cost of exploration work (including filing fees) from 2011 through December 31, 2014 was approximately $790,000.

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

        Accordingly, we plan to conduct exploration on this project in 2015 (subject to available funds) and we plan to include on our exploration team persons competent to supervise the work as staff or subcontractors.

        In addition, we received approval from the U.S. Forest Service to re-open the Last Chance northern adit to allow for the retrieval of not more than 2,500 short tons of metallurgical sample material from the adit and a historic surface stockpile. We recently commenced material handling to remove the material from the stockpile.

        Our future exploration work plan for the Last Chance Project with estimated costs is summarized in the table below. Administration and company staff support costs are excluded.

Phase	Task	Estimated Cost ($1000's)
III	Opening north adit for exploration and sampling purposes	350 - 500
III	Underground metallurgical sample collection	50 - 300
III	Continued evaluation of thorium and silver occurrence and association impact to the project as mineralogical, metallurgical, and market data are developed and determined	20 - 50
III	Preliminary mineralogical studies	20
III	Advanced metallurgical investigations with benefactions (Continuing in Phase IV and V)	100 - 3,500
III	Field mapping and sample collections focused on the Beaverhead Montana claim	50 - 75
III	Refinement of QA/QC standards and procedures	20
IV	Completion of four to six diamond core holes	250 - 350
IV	Additional modeling with new drill-hole data	20 - 60
	Total	880 - 4,875

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

    Samples collected during our Phase I and II exploration program were analyzed by a third party laboratory that is accredited by the Standards Council of Canada. Samples were shipped via FedEx directly from our facilities to the laboratory under chain of custody. Prior to shipment from the field or sample preparation facility, blanks, duplicates, and rare earth standards were inserted into the sample batch with a frequency of one every 10 samples. Cross-check assays were performed by an additional third party laboratory to identify the presence of any significant laboratory bias in the analytical results.

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

    Power, Water and Infrastructure

    The only power available to the Last Chance Project is by battery or petroleum fueled generators brought onto the site by us. Water is purchased from a source located 16 miles from the Last Chance Project and trucked to the Last Chance Project for drilling and other purposes. No permanent infrastructure or equipment is located within the Last Chance Project.

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

        Our predecessor completed grab sampling between 2007 and 2010 indicating several localities of anomalous rare earth mineralization; however, to date, we have not performed any advanced exploration work on this project and we do not have plans to conduct exploration work in 2015.

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

Power, Water and Infrastructure

        The only power available to the Sheep Creek Project is by battery or petroleum fueled generators brought on to the site by us. We have not yet permitted for water use on the Sheep Creek Project, but have two options to secure water including purchase from a source located nearby or permitted use of nearby surface water. No permanent infrastructure or equipment is located within Sheep Creek Project.

The Idaho Projects

         Summary.    We have identified three principal projects in Idaho with several associated prospects contained within each project area. These include the North Fork, Lemhi Pass, and Diamond Creek Projects, all located in Lemhi County, Idaho. These projects are shown in the map under "Business and Properties—Properties—Montana and Idaho—Summary". Each of these projects has undergone exploration work. During 2012 and 2013, two diamond core drill holes were completed on the Diamond Creek Project, and channel samples were taken on the North Fork, Lemhi Pass and Diamond Creek Projects.

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

(1)All claims are recorded in the name of Seaglass Holding Corp., a wholly-owned subsidiary of ours.

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

        Due to the complex folding and faulting in the area, the general age relationships between faults within the area will need to be understood with the priority being accurate mapping and structural orientation of the mineralized carbonatite sills and associated veins. Tertiary age rhyolite is also observed in dikes ranging from 2-20m in width in the North Fork Project area, particularly in the Jackpot, Cardinal, and Radiant prospects.

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

Phase I and II Exploration Work

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

        The cost of exploration work (including filing fees) from 2011 through December 31, 2014 was approximately $800,000.

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

        Accordingly, we plan to conduct exploration on this project in 2015 (subject to available funds) and we plan to include on our exploration team persons competent to supervise the work as staff or subcontractors.

    Our future exploration work plan for the North Fork Project with estimated costs is summarized in the table below. Administration and company staff support costs are excluded.

Phase	Task	Estimated Cost ($1000's)
III	Preliminary evaluation of mineralogical and metallurgical extraction interactions	20 - 50
III	Baseline preliminary mineralogical studies	20
III	Advanced metallurgical investigations with benefactions (Continuing in Phase IV and V)	100 - 3,500
III	Field mapping and sampling at the Silver King North and South vein ends, the Cardinal vein, and initial sampling of the Jackpot vein.	20
III	Refinement of QA/QC standards and procedures	20
III	Investigation/resolution of negative bias reporting of yttrium	5 - 10
IV	Completion of two to six diamond core holes	150 - 350
IV	Additional modeling with new drill-hole data	80 - 120
	Total	415 - 4,090

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

        Samples collected during our Phase I and II exploration program were analyzed by a third-party laboratory that is accredited by the Standards Council of Canada. Samples were shipped via FedEx directly from our facilities to the laboratory under chain of custody. Prior to shipment from the field or sample preparation facility, blanks, duplicates, and rare earth standards were inserted into the sample batch with a frequency of one every 10 samples. Cross-check assays were performed by an additional third-party laboratory to identify the presence of any significant laboratory bias in the analytical results.

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

Power, Water and Infrastructure

        The only power available to the North Fork Project is by battery or petroleum fueled generators brought on to the site by us. Water sourcing during the exploration program will be by temporary permitted access to surface water within one to three miles of the drilling site. No permanent infrastructure or equipment is located within the North Fork Project.

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

Mineral Rights Ownership, Maintenance and Description

       The Lemhi Pass Project includes 98 unpatented lode claims covering approximately 1,600 acres of land. These claims are listed in the table below. The claims were staked on federal land on the "Location Date" shown in the table below and are maintained in accordance with the General Mining Law.

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

(3) ND means not determined.

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

History of the Project

        From 1965 through 1968, the U.S. Atomic Energy Commission, or AEC, evaluated the Lemhi Pass Project area and issued several reports detailing grab-sample assay chemistry, geology, mineralogy, and sample locations encompassing the entire trend. In the course of its geological investigations, the AEC collected multiple samples from properties in the Lemhi Pass area of Idaho and Montana. Metallurgical investigations at the time by the U.S. Bureau of Mines cited by the AEC indicated that recovery of REEs, with an acid cure, could be between 50%-70% of the rare earth elements present in the deposit.

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

Geological Setting

        The Lemhi Pass Project is adjacent to our Montana Last Chance Project and consists of geology and mineralization similar to that, which we encountered in the Last Chance Project. We believe this is encouraging from exploration perspective as it means that the Lemhi Pass-Last Chance Projects could be part of a localized and similar mineralization trend.

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

        The cost of exploration work (including filing fees) from 2011 through December 31, 2014 was approximately $110,000.

Future Exploration Work

        Based on the following factors, we believe continued exploration is warranted:

●	sample assays returned results that contain rare earth mineralization;

●	our predecessor's grab sample results; and

●	historical investigations indicating the potential to find additional related mineralization within the project.

        However, we do not plan to conduct exploration on this project in 2015 since we plan on prioritizing our exploration in the Last Chance and North Fork Projects. Accordingly, we plan to conduct future exploration when resources become available and at the conclusion of our prioritized exploration efforts.

        We expect that Phase II exploration work will consist of geological and structure mapping in coordination with ground based gamma-ray surveying, before drilling is planned and permitted at a cost between $80,000 - $120,000.

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

        Samples collected during our Phase I exploration program were analyzed by a third party laboratory that is accredited by the Standards Council of Canada. Samples were shipped via FedEx directly from our facilities to the laboratory under chain of custody. Prior to shipment from the field or sample preparation facility, blanks, duplicates, and rare earth standards were inserted into the sample batch with a frequency of one every 10 samples. Cross-check assays were performed by an additional third party laboratory to identify presence of any significant laboratory bias in the analytical results.

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

Power, Water and Infrastructure

        The only power available to the Lemhi Pass Project is by battery or petroleum fueled generators brought on to the site by us. We have not yet permitted for water use on the Lemhi Pass Project, but have two options to secure water including purchase from a source located nearby or permitted use of nearby surface water. No material permanent infrastructure or equipment is located within the Lemhi Pass Project.

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

(1)All claims are recorded in the name of Seaglass Holding Corp., a wholly-owned subsidiary of ours.

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

Geological Setting

        The Diamond Creek Project geology consists primarily of the Yearian age Proterozoic metamorphosed Belt Supergroup of sediments well known in the region. These "metasediments" consist of very thick units of metamorphosed sandstones, siltstones, and mudstones of lake-basin origin and were deposited 1.4 billion years ago. These sediments have since been metamorphosed and subsequently thrust and block faulted. The difficulty in field identification of the various Belt Supergroup formations, combined with formation repositioning from complex faulting, make field location difficult and will require additional exploration mapping to adequately determine the area geologic formation contacts, structures, and faulting relationships that may affect property mineralization. The Diamond Creek Project has a large body of mega-crystalline granite—gneiss that intrudes the area Belt Supergroup metasediments approximately 1.37 billion years ago.

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

    The cost of exploration work (including filing fees) from 2011 through December 31, 2014 was approximately $250,000.

Future Exploration Work

     Based on the following factors, we believe continued exploration is warranted:

●	sample assays returned results that contain rare earth mineralization;

●	our predecessor's grab sample results; and

●	historical investigations indicating the potential to find additional related mineralization within the project.

        However, we do not plan to conduct exploration on this project in 2015 since we plan on prioritizing our exploration in the Last Chance and North Fork Projects. Accordingly, we plan to conduct future exploration when resources become available and at the conclusion of our prioritized exploration efforts.

        We expect that the Phase II exploration work will consist of geological and structure mapping in coordination with ground based gamma-ray surveying, before drilling is continued at an estimated cost between $160,000 and $180,000.

Sampling and Analysis

        We conducted both channel sampling and drill core sampling.

        Channel samples were taken across the vein perpendicular to the vein strike with channels two inches wide, two inches deep and up to five feet in length. Individual samples consisted of 1.64 to 3.28 foot intervals collected along the individual channels.

        Drill core containing visual mineralization was photographed, after which the mineralized core was split along the vertical core axis. Samples consisting of half of the split core were generally bagged in even 3.28 foot intervals.

        Sample identification numbers were recorded on sample tags with matching tag numbers that were marked and sent with the samples to the assay lab.

        Samples collected during our Phase I exploration program were analyzed by a third party laboratory that is accredited by the Standards Council of Canada. Samples were shipped via FedEx directly from our facilities to the laboratory. Re-checks of the original assayed core intervals with quality control was completed by assay of the remaining core split samples. Prior to shipment from the sample preparation facility, blanks, duplicates, and rare earth standards were inserted into the sample batch with a frequency of one every 10 samples. Some cross-check assays were performed by an additional third party laboratory to identify presence of any significant laboratory bias in the analytical results.

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

Power, Water and Infrastructure

        The only power available to the Diamond Creek Project is by battery or petroleum fueled generators brought on to the site by us. Water sourcing during the Phase I program was from permitted access to surface water within one mile of the drilling site. No permanent infrastructure or equipment is located within the Diamond Creek Project.

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

        In a majority of cases, these historical investigations used bulldozers to excavate the surface material to better expose the surface expression of the minerals. Because of this, all of our projects have some historical surface disturbance. In some cases, surface disturbances have been covered back up by the BLM. In other cases, such as the Last Chance Project and claims holding the Last Chance Project's main vein and generally our projects in Montana, no covering of these workings has occurred; however, the adits that exist in the Last Chance Project have been closed-in by backfilling at the opening. All of our exploration work is restricted to less than five acres of disturbance and requires permitting according to our submitted Plans of Operation or Notices of Intent to the applicable regulatory authority. To date none of our approved and permitted or submitted Plans of Operation or Notices of Intent require us to remediate our historical workings.

Powderhorn Project

Location

        The Powderhorn Project is located on BLM lands in southwestern Colorado and is accessed from Gunnison, Colorado by traveling on paved road west on US-50 for 9.4 miles, then traveling south on CO-149 for 16.9 miles, then left onto CO Road 27. Accesses to the prospect properties are along BLM and county developed and undeveloped four-wheel drive roads. All other access is by foot or helicopter. Access to the Powderhorn Project and the location of prospect contiguous claim blocks are shown in the map in Figure 5 below.

Figure 5

Mineral Rights Ownership, Maintenance and Description

        The Powderhorn Project consists of 477 unpatented lode mining claims covering more than 9,400 acres. These claims are listed in the table below. The claims were staked on federal land on the "Location Date" shown in the table below and are maintained in accordance with the General Mining Law.

Powderhorn Project Claims

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 100	Rudolph Hill	4/16/2011	20.66
BC 101	Rudolph Hill	4/16/2011	20.66
BC 102	Rudolph Hill	4/16/2011	20.66
BC 103	Rudolph Hill	4/16/2011	20.66
BC 104	Rudolph Hill	4/16/2011	20.66
BC 105	Rudolph Hill	4/16/2011	20.66
BC 106	Rudolph Hill	4/16/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 107	Rudolph Hill	4/16/2011	20.66
BC 108	Rudolph Hill	4/16/2011	20.66
BC 109	Rudolph Hill	4/16/2011	20.66
BC 110	Rudolph Hill	4/16/2011	20.66
BC 111	Rudolph Hill	4/16/2011	20.66
BC 112	Rudolph Hill	4/16/2011	20.66
BC 113	Rudolph Hill	4/16/2011	20.66
BC 114	Rudolph Hill	4/16/2011	20.66
BC 115	Rudolph Hill	4/16/2011	20.66
BC 116	Rudolph Hill	4/16/2011	20.66
BC 117	Rudolph Hill	4/16/2011	20.66
BC 118	Rudolph Hill	4/16/2011	20.66
BC 119	Rudolph Hill	4/16/2011	20.66
BC 120	Rudolph Hill	4/16/2011	20.66
BC 121	Rudolph Hill	4/16/2011	20.66
BC 122	Rudolph Hill	4/16/2011	20.66
BC 123	Rudolph Hill	4/16/2011	20.66
BC 124	Rudolph Hill	4/16/2011	20.66
BC 125	Rudolph Hill	4/16/2011	20.66
BC 126	Rudolph Hill	4/16/2011	20.66
BC 127	Rudolph Hill	4/16/2011	20.66
BC 128	Rudolph Hill	4/16/2011	20.66
BC 129	Rudolph Hill	4/16/2011	20.66
BC 130	Rudolph Hill	4/16/2011	20.66
BC 131	Rudolph Hill	4/16/2011	20.66
BC 132	Rudolph Hill	4/16/2011	20.66
BC 133	Rudolph Hill	4/16/2011	20.66
BC 134	Rudolph Hill	4/16/2011	20.66
BC 135	Rudolph Hill	4/16/2011	20.66
BC 136	Rudolph Hill	4/16/2011	20.66
BC 137	Rudolph Hill	7/12/2011	20.66
BC 138	Rudolph Hill	7/3/2011	20.66
BC 139	Rudolph Hill	6/9/2011	20.66
BC 140	Rudolph Hill	4/16/2011	20.66
BC 141	Rudolph Hill	4/16/2011	20.66
BC 142	Rudolph Hill	4/16/2011	20.66
BC 143	Rudolph Hill	4/16/2011	20.66
BC 144	Rudolph Hill	4/16/2011	20.66
BC 145	Rudolph Hill	4/16/2011	20.66
BC 146	Rudolph Hill	4/16/2011	20.66
BC 147	Rudolph Hill	4/16/2011	20.66
BC 148	Rudolph Hill	4/16/2011	20.66
BC 149	Rudolph Hill	4/16/2011	20.66
BC 150	Rudolph Hill	4/16/2011	20.66
BC 151	Rudolph Hill	4/16/2011	20.66
BC 152	Rudolph Hill	4/16/2011	20.66
BC 153	Rudolph Hill	4/16/2011	20.66
BC 154	Rudolph Hill	4/16/2011	20.66
BC 155	Rudolph Hill	4/16/2011	20.66
BC 156	Rudolph Hill	4/16/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 157	Rudolph Hill	4/16/2011	20.66
BC 158	Rudolph Hill	4/16/2011	20.66
BC 159	Rudolph Hill	4/16/2011	20.66
BC 160	Rudolph Hill	4/16/2011	20.66
BC 161	Rudolph Hill	4/16/2011	20.66
BC 162	Rudolph Hill	4/16/2011	20.66
BC 163	Rudolph Hill	4/16/2011	20.66
BC 164	Rudolph Hill	4/16/2011	20.66
BC 165	Rudolph Hill	6/4/2011	20.66
BC 166	Rudolph Hill	6/4/2011	20.66
BC 167	Rudolph Hill	6/4/2011	20.66
BC 168	Rudolph Hill	6/4/2011	20.66
BC 169	Rudolph Hill	6/5/2011	20.66
BC 170	Rudolph Hill	6/5/2011	20.66
BC 171	Rudolph Hill	6/4/2011	20.66
BC 172	Rudolph Hill	6/4/2011	20.66
BC 173	Rudolph Hill	6/4/2011	20.66
BC 174	Rudolph Hill	6/4/2011	20.66
BC 175	Rudolph Hill	6/4/2011	20.66
BC 176	Rudolph Hill	6/4/2011	20.66
BC 177	Rudolph Hill	6/4/2011	20.66
BC 178	Rudolph Hill	6/4/2011	20.66
BC 179	Rudolph Hill	6/4/2011	20.66
BC 180	Rudolph Hill	6/4/2011	20.66
BC 20	Rudolph Hill	7/3/2011	20.66
BC 21	Rudolph Hill	7/3/2011	20.66
BC 219	Rudolph Hill	6/9/2011	20.66
BC 22	Rudolph Hill	10/5/2011	20.66
BC 220	Rudolph Hill	6/9/2011	20.66
BC 221	Rudolph Hill	6/9/2011	20.66
BC 222	Rudolph Hill	6/9/2011	20.66
BC 223	Rudolph Hill	6/9/2011	20.66
BC 224	Rudolph Hill	6/9/2011	20.66
BC 225	Rudolph Hill	6/9/2011	20.66
BC 226	Rudolph Hill	6/9/2011	20.66
BC 227	Rudolph Hill	6/9/2011	20.66
BC 228	Rudolph Hill	6/9/2011	20.66
BC 229	Rudolph Hill	6/9/2011	20.66
BC 23	Rudolph Hill	4/16/2011	20.66
BC 230	Rudolph Hill	6/9/2011	20.66
BC 231	Rudolph Hill	6/9/2011	20.66
BC 232	Rudolph Hill	6/9/2011	20.66
BC 233	Rudolph Hill	6/9/2011	20.66
BC 234	Rudolph Hill	6/9/2011	20.66
BC 235	Rudolph Hill	6/6/2011	20.66
BC 236	Rudolph Hill	6/6/2011	20.66
BC 237	Rudolph Hill	6/6/2011	20.66
BC 238	Rudolph Hill	6/6/2011	20.66
BC 239	Rudolph Hill	6/6/2011	20.66
BC 240	Rudolph Hill	6/6/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 241	Rudolph Hill	6/6/2011	20.66
BC 242	Rudolph Hill	6/6/2011	20.66
BC 243	Rudolph Hill	6/6/2011	20.66
BC 244	Rudolph Hill	6/6/2011	20.66
BC 245	Rudolph Hill	6/8/2011	20.66
BC 246	Rudolph Hill	6/8/2011	20.66
BC 247	Rudolph Hill	6/8/2011	20.66
BC 248	Rudolph Hill	6/8/2011	20.66
BC 249	Rudolph Hill	6/9/2011	20.66
BC 250	Rudolph Hill	6/9/2011	20.66
BC 251	Rudolph Hill	6/9/2011	20.66
BC 252	Rudolph Hill	6/9/2011	20.66
BC 253	Rudolph Hill	6/9/2011	20.66
BC 254	Rudolph Hill	6/9/2011	20.66
BC 255	Rudolph Hill	6/9/2011	20.66
BC 256	Rudolph Hill	6/9/2011	20.66
BC 257	Rudolph Hill	6/9/2011	20.66
BC 258	Rudolph Hill	6/9/2011	20.66
BC 259	Rudolph Hill	6/9/2011	20.66
BC 260	Rudolph Hill	6/9/2011	20.66
BC 261	Rudolph Hill	6/9/2011	20.66
BC 262	Rudolph Hill	6/9/2011	20.66
BC 263	Rudolph Hill	6/9/2011	20.66
BC 264	Rudolph Hill	6/9/2011	20.66
BC 265	Rudolph Hill	6/9/2011	20.66
BC 266	Rudolph Hill	6/9/2011	20.66
BC 267	Rudolph Hill	6/9/2011	20.66
BC 268	Rudolph Hill	6/9/2011	20.66
BC 269	Rudolph Hill	6/9/2011	20.66
BC 27	Rudolph Hill	4/16/2011	20.66
BC 270	Rudolph Hill	6/9/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 271	Rudolph Hill	6/9/2011	20.66
BC 272	Rudolph Hill	6/9/2011	20.66
BC 273	Rudolph Hill	6/9/2011	20.66
BC 274	Rudolph Hill	6/9/2011	20.66
BC 275	Rudolph Hill	6/9/2011	20.66
BC 276	Rudolph Hill	6/9/2011	20.66
BC 277	Rudolph Hill	6/9/2011	20.66
BC 278	Rudolph Hill	6/9/2011	20.66
BC 279	Rudolph Hill	6/4/2011	20.66
BC 28	Rudolph Hill	4/16/2011	20.66
BC 280	Rudolph Hill	6/4/2011	20.66
BC 281	Rudolph Hill	6/4/2011	20.66
BC 282	Rudolph Hill	6/4/2011	20.66
BC 283	Rudolph Hill	6/4/2011	20.66
BC 284	Rudolph Hill	6/4/2011	20.66
BC 29	Rudolph Hill	4/16/2011	20.66
BC 30	Rudolph Hill	4/16/2011	20.66
BC 31	Rudolph Hill	4/16/2011	20.66
BC 32	Rudolph Hill	4/16/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 33	Rudolph Hill	4/16/2011	20.66
BC 34	Rudolph Hill	4/16/2011	20.66
BC 35	Rudolph Hill	7/11/2011	20.66
BC 36	Rudolph Hill	4/16/2011	20.66
BC 37	Rudolph Hill	4/16/2011	20.66
BC 38	Rudolph Hill	4/16/2011	20.66
BC 39	Rudolph Hill	4/16/2011	20.66
BC 40	Rudolph Hill	4/16/2011	20.66
BC 41	Rudolph Hill	4/16/2011	20.66
BC 42	Rudolph Hill	4/16/2011	20.66
BC 43	Rudolph Hill	4/16/2011	20.66
BC 44	Rudolph Hill	4/16/2011	20.66
BC 45	Rudolph Hill	4/16/2011	20.66
BC 46	Rudolph Hill	4/16/2011	20.66
BC 47	Rudolph Hill	4/16/2011	20.66
BC 48	Rudolph Hill	4/16/2011	20.66
BC 49	Rudolph Hill	4/16/2011	20.66
BC 50	Rudolph Hill	4/16/2011	20.66
BC 51	Rudolph Hill	4/16/2011	20.66
BC 52	Rudolph Hill	4/16/2011	20.66
BC 53	Rudolph Hill	4/16/2011	20.66
BC 54	Rudolph Hill	10/5/2011	20.66
BC 55	Rudolph Hill	10/5/2011	20.66
BC 56	Rudolph Hill	4/16/2011	20.66
BC 57	Rudolph Hill	7/4/2011	20.66
BC 58	Rudolph Hill	7/4/2011	20.66
BC 59	Rudolph Hill	7/4/2011	20.66
BC 60	Rudolph Hill	4/16/2011	20.66
BC 61	Rudolph Hill	4/16/2011	20.66
BC 62	Rudolph Hill	4/16/2011	20.66
BC 63	Rudolph Hill	4/16/2011	20.66
BC 64	Rudolph Hill	4/16/2011	20.66
BC 65	Rudolph Hill	4/16/2011	20.66
BC 66	Rudolph Hill	4/16/2011	20.66
BC 67	Rudolph Hill	4/16/2011	20.66
BC 68	Rudolph Hill	4/16/2011	20.66
BC 69	Rudolph Hill	4/16/2011	20.66
BC 70	Rudolph Hill	4/16/2011	20.66
BC 71	Rudolph Hill	4/16/2011	20.66
BC 72	Rudolph Hill	4/16/2011	20.66
BC 73	Rudolph Hill	4/16/2011	20.66
BC 74	Rudolph Hill	4/16/2011	20.66
BC 75	Rudolph Hill	4/16/2011	20.66
BC 76	Rudolph Hill	4/16/2011	20.66
BC 77	Rudolph Hill	4/16/2011	20.66
BC 78	Rudolph Hill	4/16/2011	20.66
BC 79	Rudolph Hill	4/16/2011	20.66
BC 80	Rudolph Hill	4/16/2011	20.66
BC 81	Rudolph Hill	4/16/2011	20.66
BC 82	Rudolph Hill	4/16/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
BC 83	Rudolph Hill	4/16/2011	20.66
BC 84	Rudolph Hill	4/16/2011	20.66
BC 85	Rudolph Hill	4/16/2011	20.66
BC 86	Rudolph Hill	4/16/2011	20.66
BC 87	Rudolph Hill	4/16/2011	20.66
BC 88	Rudolph Hill	4/16/2011	20.66
BC 89	Rudolph Hill	4/16/2011	20.66
BC 90	Rudolph Hill	4/16/2011	20.66
BC 91	Rudolph Hill	4/16/2011	20.66
BC 92	Rudolph Hill	4/16/2011	20.66
BC 93	Rudolph Hill	4/16/2011	20.66
BC 94	Rudolph Hill	4/16/2011	20.66
BC 95	Rudolph Hill	4/16/2011	20.66
BC 96	Rudolph Hill	4/16/2011	20.66
BC 97	Rudolph Hill	4/16/2011	20.66
BC 98	Rudolph Hill	4/16/2011	20.66
BC 99	Rudolph Hill	4/16/2011	20.66
PH #16	Rudolph Hill	8/11/2008	20.66
PH #17	Rudolph Hill	8/11/2008	20.66
PH #18	Rudolph Hill	8/11/2008	20.66
PH #19	Rudolph Hill	8/11/2008	20.66
PH #20	Rudolph Hill	8/11/2008	20.66
PH #21	Rudolph Hill	8/12/2008	20.66
PH #22	Rudolph Hill	8/12/2008	20.66
PH #23	Rudolph Hill	8/12/2008	20.66
PH #24	Rudolph Hill	8/13/2008	18.10
PH #25	Rudolph Hill	8/13/2008	18.10
PH #26	Rudolph Hill	8/13/2008	18.10
PH #27	Rudolph Hill	8/13/2008	18.10
PH #28	Rudolph Hill	8/13/2008	18.10
PH #29	Rudolph Hill	8/13/2008	20.66
PH #30	Rudolph Hill	8/14/2008	20.66
PH #31	Rudolph Hill	8/14/2008	20.66
SG 10	Rudolph Hill	10/5/2011	20.66
SG 11	Rudolph Hill	10/5/2011	20.66
SG 12	Rudolph Hill	10/5/2011	20.66
SG 13	Rudolph Hill	10/4/2011	20.66
SG 14	Rudolph Hill	10/4/2011	20.66
SG 15	Rudolph Hill	10/4/2011	20.66
SG 16	Rudolph Hill	10/4/2011	20.66
SG 17	Rudolph Hill	10/4/2011	20.66
SG 18	Rudolph Hill	10/4/2011	20.66
SG 19	Rudolph Hill	10/5/2011	20.66
SG 20	Rudolph Hill	10/5/2011	20.66
SG 21	Rudolph Hill	10/5/2011	20.66
SG 22	Rudolph Hill	10/5/2011	20.66
SG 23	Rudolph Hill	10/5/2011	20.66
SG 24	Rudolph Hill	10/5/2011	20.66
SG 25	Rudolph Hill	10/4/2011	20.66
SG 26	Rudolph Hill	10/4/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
SG 28	Rudolph Hill	10/4/2011	20.66
SG 30	Rudolph Hill	10/4/2011	20.66
SG 31	Rudolph Hill	10/5/2011	20.66
SG 32	Rudolph Hill	10/5/2011	20.66
SG 33	Rudolph Hill	10/5/2011	20.66
SG 34	Rudolph Hill	10/5/2011	20.66
SG 35	Rudolph Hill	10/5/2011	20.66
SG 36	Rudolph Hill	10/5/2011	20.66
SG 37	Rudolph Hill	10/4/2011	20.66
SG 38	Rudolph Hill	10/4/2011	20.66
SG 39	Rudolph Hill	10/4/2011	20.66
SG 40	Rudolph Hill	10/4/2011	20.66
SG 41	Rudolph Hill	10/4/2011	20.66
SG 42	Rudolph Hill	10/4/2011	20.66
SG 43	Rudolph Hill	10/19/2011	20.66
SG 44	Rudolph Hill	10/19/2011	20.66
SG 45	Rudolph Hill	10/5/2011	20.66
SG 46	Rudolph Hill	10/5/2011	20.66
SG 47	Rudolph Hill	10/5/2011	20.66
SG 48	Rudolph Hill	10/5/2011	20.66
SG 49	Rudolph Hill	10/4/2011	20.66
SG 5	Rudolph Hill	10/4/2011	20.66
SG 50	Rudolph Hill	10/4/2011	20.66
SG 51	Rudolph Hill	10/4/2011	20.66
SG 52	Rudolph Hill	10/4/2011	20.66
SG 53	Rudolph Hill	10/4/2011	20.66
SG 54	Rudolph Hill	10/4/2011	20.66
SG 55	Rudolph Hill	10/5/2011	20.66
SG 56	Rudolph Hill	10/5/2011	20.66
SG 57	Rudolph Hill	10/5/2011	20.66
SG 58	Rudolph Hill	10/5/2011	20.66
SG 59	Rudolph Hill	10/5/2011	20.66
SG 6	Rudolph Hill	10/4/2011	20.66
SG 60	Rudolph Hill	10/5/2011	20.66
SG 61	Rudolph Hill	10/4/2011	20.66
SG 62	Rudolph Hill	10/4/2011	20.66
SG 63	Rudolph Hill	10/4/2011	20.66
SG 64	Rudolph Hill	10/4/2011	20.66
SG 65	Rudolph Hill	10/4/2011	20.66
SG 66	Rudolph Hill	10/4/2011	20.66
SG 67	Rudolph Hill	10/5/2011	20.66
SG 68	Rudolph Hill	10/5/2011	20.66
SG 69	Rudolph Hill	10/5/2011	20.66
SG 7	Rudolph Hill	10/5/2011	20.66
SG 8	Rudolph Hill	10/5/2011	20.66
GC 1	Satellite	4/16/2011	20.66
GC 10	Satellite	4/16/2011	20.66
GC 100	Satellite	6/18/2011	20.66
GC 101	Satellite	6/18/2011	20.66
GC 102	Satellite	6/18/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
GC 103	Satellite	6/18/2011	20.66
GC 104	Satellite	6/18/2011	20.66
GC 105	Satellite	6/18/2011	20.66
GC 106	Satellite	6/18/2011	20.66
GC 107	Satellite	6/18/2011	20.66
GC 108	Satellite	6/18/2011	20.66
GC 109	Satellite	6/18/2011	20.66
GC 11	Satellite	4/16/2011	20.66
GC 110	Satellite	6/18/2011	20.66
GC 115	Satellite	6/18/2011	20.66
GC 117	Satellite	6/18/2011	20.66
GC 119	Satellite	6/18/2011	20.66
GC 12	Satellite	4/16/2011	20.66
GC 121	Satellite	6/18/2011	20.66
GC 122	Satellite	6/18/2011	20.66
GC 123	Satellite	6/18/2011	20.66
GC 124	Satellite	6/18/2011	20.66
GC 125	Satellite	6/18/2011	20.66
GC 126	Satellite	6/19/2011	20.66
GC 127	Satellite	6/18/2011	20.66
GC 128	Satellite	6/19/2011	20.66
GC 129	Satellite	6/18/2011	20.66
GC 13	Satellite	4/16/2011	20.66
GC 130	Satellite	6/19/2011	20.66
GC 131	Satellite	6/18/2011	20.66
GC 132	Satellite	6/19/2011	20.66
GC 133	Satellite	6/18/2011	20.66
GC 134	Satellite	6/19/2011	20.66
GC 135	Satellite	6/18/2011	20.66
GC 136	Satellite	6/19/2011	20.66
GC 137	Satellite	6/18/2011	20.66
GC 138	Satellite	6/19/2011	20.66
GC 14	Satellite	4/16/2011	20.66
GC 140	Satellite	6/18/2011	20.66
GC 149	Satellite	6/18/2011	20.66
GC 15	Satellite	4/16/2011	20.66
GC 151	Satellite	6/18/2011	20.66
GC 152	Satellite	6/19/2011	20.66
GC 153	Satellite	6/18/2011	20.66
GC 154	Satellite	6/19/2011	20.66
GC 16	Satellite	4/16/2011	20.66
GC 17	Satellite	4/16/2011	20.66
GC 18	Satellite	4/16/2011	20.66
GC 19	Satellite	4/16/2011	20.66
GC 2	Satellite	4/16/2011	20.66
GC 20	Satellite	4/16/2011	20.66
GC 21	Satellite	4/16/2011	20.66
GC 22	Satellite	4/16/2011	20.66
GC 23	Satellite	4/16/2011	20.66
GC 24	Satellite	4/16/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
GC 25	Satellite	4/16/2011	20.66
GC 26	Satellite	4/16/2011	20.66
GC 27	Satellite	4/16/2011	20.66
GC 28	Satellite	4/16/2011	20.66
GC 29	Satellite	4/16/2011	20.66
GC 3	Satellite	4/16/2011	20.66
GC 30	Satellite	4/16/2011	20.66
GC 31	Satellite	4/16/2011	20.66
GC 32	Satellite	4/16/2011	20.66
GC 33	Satellite	4/16/2011	20.66
GC 34	Satellite	4/16/2011	20.66
GC 35	Satellite	4/16/2011	20.66
GC 36	Satellite	4/16/2011	20.66
GC 37	Satellite	4/16/2011	20.66
GC 38	Satellite	4/16/2011	20.66
GC 39	Satellite	4/16/2011	20.66
GC 4	Satellite	4/16/2011	20.66
GC 40	Satellite	4/16/2011	20.66
GC 41	Satellite	4/16/2011	20.66
GC 42	Satellite	6/15/2011	20.66
GC 43	Satellite	6/14/2011	20.66
GC 44	Satellite	6/14/2011	20.66
GC 45	Satellite	6/14/2011	20.66
GC 46	Satellite	6/14/2011	20.66
GC 47	Satellite	6/14/2011	20.66
GC 48	Satellite	6/14/2011	20.66
GC 49	Satellite	6/14/2011	20.66
GC 5	Satellite	4/16/2011	20.66
GC 50	Satellite	6/14/2011	20.66
GC 51	Satellite	6/15/2011	20.66
GC 52	Satellite	6/15/2011	20.66
GC 53	Satellite	6/15/2011	20.66
GC 54	Satellite	6/15/2011	20.66
GC 55	Satellite	6/15/2011	20.66
GC 56	Satellite	6/15/2011	20.66
GC 57	Satellite	6/15/2011	20.66
GC 58	Satellite	6/15/2011	20.66
GC 59	Satellite	6/15/2011	20.66
GC 6	Satellite	4/16/2011	20.66
GC 60	Satellite	6/15/2011	20.66
GC 61	Satellite	6/15/2011	20.66
GC 62	Satellite	6/15/2011	20.66
GC 63	Satellite	6/15/2011	20.66
GC 64	Satellite	6/15/2011	20.66
GC 65	Satellite	6/14/2011	20.66
GC 66	Satellite	6/18/2011	20.66
GC 67	Satellite	6/14/2011	20.66
GC 68	Satellite	6/18/2011	20.66
GC 69	Satellite	6/14/2011	20.66
GC 7	Satellite	4/16/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
GC 70	Satellite	6/18/2011	20.66
GC 71	Satellite	6/14/2011	20.66
GC 72	Satellite	6/18/2011	20.66
GC 73	Satellite	6/14/2011	20.66
GC 74	Satellite	6/18/2011	20.66
GC 75	Satellite	6/14/2011	20.66
GC 76	Satellite	6/18/2011	20.66
GC 77	Satellite	6/14/2011	20.66
GC 78	Satellite	6/18/2011	20.66
GC 79	Satellite	6/14/2011	20.66
GC 8	Satellite	4/16/2011	20.66
GC 80	Satellite	6/18/2011	20.66
GC 81	Satellite	6/15/2011	20.66
GC 82	Satellite	6/18/2011	20.66
GC 83	Satellite	6/15/2011	20.66
GC 85	Satellite	6/15/2011	20.66
GC 87	Satellite	6/15/2011	20.66
GC 88	Satellite	6/18/2011	20.66
GC 89	Satellite	6/15/2011	20.66
GC 9	Satellite	4/16/2011	20.66
GC 90	Satellite	6/18/2011	20.66
GC 91	Satellite	6/15/2011	20.66
GC 92	Satellite	6/18/2011	20.66
GC 93	Satellite	6/15/2011	20.66
GC 94	Satellite	6/18/2011	20.66
GC 95	Satellite	6/18/2011	20.66
GC 96	Satellite	6/18/2011	20.66
GC 97	Satellite	6/18/2011	20.66
GC 98	Satellite	6/18/2011	20.66
GC 99	Satellite	6/18/2011	20.66
HW 1	Satellite	6/2/2011	20.66
HW 2	Satellite	6/2/2011	20.66
HW 3	Satellite	6/2/2011	20.66
HW 4	Satellite	6/2/2011	20.66
IC 102	Satellite	4/16/2011	20.66
IC 103	Satellite	4/16/2011	20.66
IC 109	Satellite	4/16/2011	20.66
IC 128	Satellite	4/16/2011	20.66
IC 129	Satellite	4/16/2011	20.66
IC 135	Satellite	4/16/2011	20.66
IC 136	Satellite	4/16/2011	20.66
IC 137	Satellite	4/16/2011	20.66
IC 143	Satellite	4/16/2011	20.66
IC 144	Satellite	4/16/2011	20.66
IC 145	Satellite	4/16/2011	20.66
IC 71	Satellite	4/16/2011	20.66
IC 72	Satellite	4/16/2011	20.66
IC 79	Satellite	4/16/2011	20.66
IC 80	Satellite	4/16/2011	20.66
IC 87	Satellite	4/16/2011	20.66

Claim Name(1)	Prospect	Location Date(2)	Acres
IC 88	Satellite	4/16/2011	20.66
IC 89	Satellite	4/16/2011	20.66
IC 94	Satellite	4/16/2011	20.66
IC 95	Satellite	4/16/2011	20.66
IC 96	Satellite	4/16/2011	20.66
PH #1	Satellite	8/7/2008	20.66
PH #10	Satellite	8/7/2008	20.66
PH #11	Satellite	8/8/2008	20.66
PH #12	Satellite	8/9/2008	20.66
PH #13	Satellite	8/10/2008	13.50
PH #14	Satellite	8/10/2008	20.66
PH #15	Satellite	8/10/2008	14.00
PH #2	Satellite	8/7/2008	20.66
PH #3	Satellite	8/7/2008	20.66
PH #4	Satellite	8/7/2008	20.66
PH #5	Satellite	8/7/2008	20.66
PH #6	Satellite	8/7/2008	20.66
PH #7	Satellite	8/7/2008	20.66
PH #8	Satellite	8/8/2008	20.66
PH #9	Satellite	8/7/2008	20.66

(1)All claims are recorded in the name of Seaglass Holding Corp., a wholly-owned subsidiary of ours.

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

Geological Setting

       The Powderhorn Project claims are distally located from the Iron Hill carbonatite complex and principally cover the granites, felsite porphyry, meta-gabbro, and San Juan volcanics in the Powderhorn Project area.

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

        The cost of exploration work (including filing fees) from 2011 through December 31, 2014 was approximately $1,650,000.

Future Exploration Work

        No exploration work for the Powderhorn Project is planned in 2015. The Powderhorn Project is our lowest exploration priority.

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

        Samples collected during our Phase I exploration program were analyzed by a third-party laboratory that is accredited by the Standards Council of Canada.

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

        We also lease 5,000 square feet of office and storage space at 120 Vandervoort Street, Salmon, Idaho. The Salmon facility is used by our contractors when they are involved in exploration or other activities relating to our Idaho or Montana claims and is also used to store tools and materials used in our exploratory activities and samples collected from the claim sites. This lease provides for monthly rentals of $1,200 and expires June 4, 2015. The lease includes an option to renew for one additional term of two years at a rent to be negotiated.

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

Current and Planned Exploration Projects

        We spent approximately $4.6 million on exploration (including filing fees) from 2011 through December 31, 2014 on the projects discussed above. These projects do not have any proven or probable reserves, and our proposed activities are exploratory in nature. All costs incurred since the acquisition of our claims have been recorded as exploration expenses.

        Our exploration and capital expenditure program for the fiscal year 2015 is anticipated to cost approximately $9 million, assuming we are able to raise sufficient funds for exploration and capital expenditures. While management is actively involved in identifying sources of capital to fund our operations, there is no assurance that we will be successful in raising the needed funds.

Research and Development

        Down-stream milling, concentration, and processing of rare earth metal-oxides is both complex and historically very capital intensive. Capital and technological barriers currently exist regarding the down-stream processing of rare earth run-of-mine material. We believe that proactively working to reduce the capital intensive nature associated with conventional outdated processing techniques is an important aspect of continued development of our claims and improvement of the ultimate economics of rare earth extraction. We plan to commence rare earth separation process piloting and technology testing beginning in 2015.

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

        Upon making a discovery of valuable minerals, the locator of a federal mining claim receives the "exclusive right of possession and enjoyment" of all "veins, lodes, and ledges throughout their entire depth", effectively providing the locator of a mining claim the right to pursue the extensions of any identified vein beyond the side-line limits of a lode location. The locator also receives the exclusive right to possess all surface areas within the claim for mining purposes, but the United States retains the right to manage the surface of the property for other purposes. A locator's possessory rights are considered vested property rights in real property with full attributes and benefits of ownership exercisable against third parties, and these rights may be sold, transferred and mortgaged. While the law provides that the locator may be eligible for a conveyance from the United States of the full fee simple estate in the lands (known as a "patent" of the land) upon compliance and proof of further requirements, there has been a moratorium on the issuance of such patents since 1991. Nevertheless, a locator's possessory rights to mine all of the minerals to exhaustion are complete in unpatented claims, and the locator is never required to apply for or obtain a patent in order to fully mine the minerals found on the claims.

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

        We currently hold approved plans of operation and permits needed for certain exploration and related reclamation activities. These include a Montana State exploration license, an approved plan of operations to conduct drilling for the North Fork Project, an approved plan of operations for continued reclamation and retrieval of material for metallurgical sampling for the Last Chance Project, and an approved notice of intent for continued reclamation for the Powderhorn Project. Collectively, these permits allow us to continue drilling on the North Fork Project in accordance with the plan of operations through the end of 2014, conduct reclamation on the Last Chance Project through November 2016 and Powderhorn Project through August 2016, conduct non-mechanized exploration on the Last Chance and Sheep Creek Projects through May 2015 and non-mechanized exploration on the North Fork, Lemhi Pass and Diamond Creek Projects which are not time-limited, and open an existing adit in the Last Chance Project and retrieve not more than 2,500 tons of underground and surface material for metallurgical sampling which is not time-limited. Our operations to expand exploration on the Last Chance Project for 2014 was approved by the U.S. Forest Service. As we prioritize exploration goals and obtain funding, we intend to submit further plans of operation to initiate drilling programs on our properties. To the extent that we do not presently hold an approved plan or operation or permit for future exploration, we intend to obtain such approvals on an as-needed basis.

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

Employees

        As of February 27, 2015, we had one employee and five consultants, including one full-time employee and one full-time consultant in Plano, Texas, three part-time consultants in New York City and one part-time consultant in Meridian, Idaho. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees and consultants.

Properties

        Our principal executive offices were located at 5600 Tennyson Parkway, Suite 190, Plano, Texas 75024 during 2013. This office was shared with John Victor Lattimore, Jr., Chairman of our board of directors, and entities affiliated with Mr. Lattimore. Since January 20, 2014, we have leased office space at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024 and no longer share offices with Mr. Lattimore.

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

        We are an exploration stage company. To date, we have primarily focused on obtaining mining claims that are believed to contain rare earth elements and exploring for such elements. We have financed our operations exclusively through private placements of common stock and convertible debt and have incurred losses in each year since inception. We have historically incurred substantial net losses, including net losses of $7,494,591 and $17,837,262 in 2014 and 2013, respectively. From our inception in 1999 through December 31, 2014, we had an accumulated deficit in excess of $74 million. We do not know whether or when we will become profitable. To date, we have not commenced mining operations or generated any revenues from mining and, accordingly, we do not have a revenue stream to support our cost structure. Our losses have resulted principally from costs incurred in exploration activities, impairment and acquisition charges, legal settlements, and the issuance of company stock for consulting and employment services. Total cash losses of $3,686,685 and $3,157,163 in 2014 and 2013, respectively, were largely reflective of exploration activities, legal fees and consulting expenses.

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

Our history of net losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty. We have no current source of revenue to sustain our exploration activities, and we do not expect to generate revenue until, and unless, we commence mining operations, which we do not expect to occur for several years. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

         The restatement of our financial statements may result in litigation or government enforcement actions. Any such action would likely harm our business, prospects, financial condition and results of operations.

       In connection with the preliminary preparation of our audited financial statements for the fiscal year ended December 31, 2013, management determined that previously issued unaudited financial statements issued for the quarterly periods ended June 30, 2013 and September 30, 2013 contained errors, which were non-cash in nature. Consequently, we restated our unaudited financial statements for the quarterly periods ended June 30, 2013 and September 30, 2013 and filed with the Securities and Exchange Commission, or SEC, restated financial statements on March 28, 2014. A description of the items restated can be found in each of the Forms 10-Q/A filed for the three months ended June 30, 2013 and September 30, 2013. The restatement of our financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class action litigation has often been brought against companies, which have been unable to provide current public information or which have restated previously filed financial statements. Any of these actions could result in substantial costs, divert management's attention and resources, and harm our business, prospects, results of operation and financial condition.

       Our management has concluded that we have material weaknesses in our internal controls over financial reporting and that our disclosure controls and procedures are not effective.

     A material weakness in a company’s internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of its financial statements will not be prevented or detected. Specifically, our material weaknesses include the fact that during the fiscal year 2014, our accounting function was comprised of only a controller and the CFO, and generally cash disbursements did not originate from within the accounting system, but were generally entered into the accounting system the following business day.  We do have an audit committee, however, the auditor was not present at each meeting.  During 2013, our accounting function was comprised only of our part-time chief financial officer, we did not have an audit committee and the executive management was changed. In addition, generally cash disbursements did not originate from within the accounting system, but were generally entered into the accounting system the following business day.  The lack of sufficient personnel for proper segregation of duties and the initiation of payments outside of the accounting system has resulted in our failure to establish the desired internal control over financial reporting and accounting. In addition, our Chief Executive Officer and Chief Financial Officers determined as of December 31, 2013, that our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

     In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated the following series of measures: (1) we made a series of hires to bolster our accounting functions including the hiring of a Chief Administrative Officer in June 2013 to coordinate the segregation of duties and implement the command and control structure consistent with control objectives, the hiring of a controller in November 2013 with technical public accounting expertise and the hiring of a dedicated full-time CFO in April 2014 to oversee the accounting function, (2) in September 2013, we established an audit committee comprised of three independent directors, all of whom were newly elected to the board during 2013, with responsibility for overseeing, among other things, our internal controls, and in 2014 the audit committee began convening regular meetings and (3) during 2013, we migrated our accounting functions to a new computer system which became operational during 2014, (4) during 2014 we implemented daily cash reporting procedures and set up a legal review process for all contracts and corporate documents, and (5) during 2014 we implemented a monthly financial close process which includes a full review of all balances and financial statements by executive management. We intend to continue bolstering our accounting function and internal controls over financial reporting as financial resources permit. However, given limitations in financial and manpower resources, we may not have the resources to address fully the weaknesses in controls. No assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

         The mining industry is capital intensive, and we will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our exploration activities.

        Our current operating funds are less than necessary to complete all intended exploration of our prospects. As of December 31, 2014, we had cash of $142,540 and a working capital deficit of $3,045,999. We have spent approximately $4.6 million on exploration and support of our mining claims since acquiring them. We believe that we will continue to expend substantial resources for the foreseeable future in the exploration of our mining claims. These expenditures will include costs associated with exploration, permitting, landholding, and general and administrative costs. Because the outcome of our exploration activities is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the exploration of our properties. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will need to seek additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our exploration activities or other activities that may be necessary to commercialize our rare earth mineral deposits.

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

        In March 2013, we entered into a Settlement Agreement settling a series of claims and counter-claims raised in September 2012 regarding the composition of our board of directors. Please see "Transactions with Related Persons—Stockholder Litigation Settlement" for a detailed explanation of this litigation. Even though the litigation has terminated, the litigation caused us to incur significant expenditures and was a distraction to our management. In addition, subsequent to the termination of the litigation, certain of our former directors have made claims involving, among other things, up to 416,667 shares of our common stock that were previously authorized for issuance by our board of directors but not issued. We are currently negotiating a settlement with respect to these claims; however, there is no assurance that these claims will be settled without recourse to litigation or upon terms favorable to us. Any substantial, complex or extended litigation could cause us to incur major expenditures and would distract our management. Lawsuits or actions could from time to time be filed against us and/or our executive officers and directors. For example, lawsuits by directors, employees, former employees, stockholders, partners, customers, or others, or actions taken by regulatory authorities, could be very costly and substantially disrupt our business. Such lawsuits and actions are not uncommon, and we may not be able to resolve such disputes or actions on terms favorable to us. In addition, there may not be sufficient capital resources available to defend such actions effectively, or at all.

         We may become subject to tax assessments, penalties and interest for historically processing compensation as independent contractors rather than as payroll.

        During the years ended December 31, 2011 and 2012, we did not report stock based compensation on Form 1099 or W-2, which amounted to $8,654,149 and $713,594 respectively. During the year ended December 31, 2013, we processed compensation to our chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. We recorded $271,602 as accounts payable as of December 31, 2014 for FICA costs for the years ended December 31, 2011, 2012 and 2013. We have accrued interest and penalties of $49,917 related to the taxes due to the Internal Revenue Service. If we become subject to additional tax assessment, penalties and interest by federal and state tax authorities in the future, our results of operations, financial performance and cash flows could be materially adversely affected.

         All of our mining claims are in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on any of our mining claims in commercially exploitable quantities. As a result, we do not know if our claims contain rare earth elements that can be mined at a profit and face a high risk of business failure.

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

       If rare earth elements are identified in commercially viable quantities on our mining claims, there is still the risk that identified deposits cannot be mined at a profit. This depends on many factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the rare earth elements (which is highly volatile); and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. Accordingly, we have no way to evaluate the likelihood that our business will be successful. There is no history upon which to base any assumption as to the likelihood that we will prove successful in locating and mining commercially viable quantities of rare earth elements from our mining claims. Therefore, we cannot provide any assurance that we will generate any operating revenues or ever achieve profitable operations. Exploring for rare earth elements is an inherently speculative activity. There can be no assurance that our existing or future mining claims will be successfully placed into production, produce rare earth elements in commercial quantities or otherwise generate operating earnings. If we are unsuccessful in addressing these risks, our business will most likely fail.

         We are a junior exploration company with no operating mining activities, and we may never have any mining activities in the future.

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

        Our mining claims are primarily unpatented lode mining claims located on federal lands owned by the United States government and maintained in accordance with the federal General Mining Law. Unpatented lode mining claims are unique property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations with which the owner of an unpatented mining claim must comply in order to locate and maintain a valid claim. If we discover real earth elements mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries of our claims. In such a case, we would not have the right to extract those elements and the associated minerals. The uncertainty resulting from not having title opinions for all of our mining claims or having detailed claim surveys with respect to all of our mining claims leaves us exposed to potential title defects. Defending challenges to our mining claims would be costly, and may divert funds that could otherwise be used for exploration activities and other business purposes.

        In addition, unpatented lode mining claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting any discovery of commercially extractable rare earths. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our property. We are not insured against challenges, impairments or defects to our property title.

         The success of our business will depend, in part, on the establishment of new uses and markets for rare earth elements.

        The success of our business will depend, in part, on the establishment of new markets for certain rare earth elements that may be in low demand. The success of our business depends on creating new markets and successfully commercializing rare earth elements in existing and emerging markets. Any unexpected costs or delays in the exploration and development of our mining claims could have a material adverse effect on our financial condition or results of operations.

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

        In November 2011, Kevin Cassidy, our Chief Executive Officer and director made a three-day site visit, together with certain other former officers and directors, to the Diamond Creek Project. In addition, in July 2013, Mr. Cassidy and Mr. Lattimore, our Chairman and significant shareholder, made a three-day site visit to the Last Chance, North Fork and Lemhi Pass Projects. Accordingly, not all of our projects have been the subject of a site visit by our officers and directors. Only a small number of our officers and directors have made site visits and due to the number of our claims, even if a particular project was visited in the past, it was not possible to cover every single claim within the project. Accordingly, there is a risk that we have not properly evaluated the potential benefit of our claims and our ability to properly assess all factors which may impact our exploration plans.

         If we are unable to hire qualified personnel, our business and financial condition may suffer.

        Although we do not know that any key employee has plans to retire or leave our company, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. In this regard, we have limited resources and as such we may not be able to provide an employee with the same amount of compensation that he or she would likely receive at a larger company and, as a result, we may face difficulty in finding qualified employees. The inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on our ability to conduct our business and as such can impair our operations.

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

        Conditions in the rare earth elements industry have been extremely volatile, and prices, as well as supply and demand, have been significantly impacted by a number of factors, principally changes in economic conditions and demand for rare earth materials and changes, or perceived changes, in Chinese quotas for export of rare earth elements. If conditions in our industry remain volatile, our stock price may continue to exhibit volatility as well. In particular, if prices or demand for rare earths were to decline, our stock price would likely decline and our ability to find purchasers for our products at prices acceptable to us could be impaired.

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

         As we face intense competition in the rare earth elements industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

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

        All of our operations are subject to extensive environmental regulations that can substantially delay exploration and make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine on properties on which we have mining claims and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price.

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

        Exploration activities usually require the granting of permits from various governmental agencies. We currently hold approved plans of operation and permits needed for certain exploration and related reclamation activities. These include a Montana State exploration license, an approved plan of operations to conduct drilling for the North Fork Project, an approved plan of operations for continued reclamation for the Last Chance Project, and an approved notice of intent for continued reclamation for the Powderhorn Project. Collectively, these permits allow us to continue drilling on the North Fork Project in accordance with the plan of operations through the end of 2014, conduct reclamation on the Last Chance Project through November 2016 and Powderhorn Project through August 2016, conduct non-mechanized exploration on the Last Chance and Sheep Creek Projects through May 2015 and non-mechanized exploration on the North Fork, Lemhi Pass and Diamond Creek Projects which are not time-limited. We have submitted for approval a new plan of operations to expand exploration on the Last Chance Project for 2014 and 2015. As we prioritize exploration goals and obtain funding, we intend to submit further plans of operation to initiate drilling programs on our properties. To the extent that we do not presently hold an approved plan or operation or permit for future exploration, we intend to obtain such approvals on an as-needed basis.

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

        Members of the U.S. Congress have in the past introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on our claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Passage of such a bill could have a dramatic negative effect on our ability to operate or could prevent it altogether.

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

        As of February 27, 2015, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 42% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. As a result, if these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

         We may be unable to list on The NASDAQ Capital Market or on any other securities exchange.

        Trading in our common stock continues to be conducted on the OTCQB in the over-the-counter market, and our common stock currently does not meet all of the requirements for initial listing on a registered stock exchange. In addition, none of our warrants are currently listed or trading on any market or trading venue. Although we have been approved for listing on The NASDAQ Capital Market, we cannot assure you that we will be able to meet the initial listing standards, including the minimum bid price per share and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock or our warrants on either of those markets or any other trading venue. Until such time as we are listed on The NASDAQ Capital Market or another trading venue, our common stock will continue to be quoted on the OTCQB and our warrants will not be listed or traded on any market or trading venue.

         The price of our common stock is volatile, which may cause investment losses for our stockholders.

        The market for our common stock is highly volatile, having ranged from a low of $2.16 to a high of $8.55 on the OTCQB during the 12-month period ended February 27, 2015. The trading price of our common stock on the OTCQB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our common stock price may cause investment losses for our stockholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

         Shares eligible for future sale may adversely affect the market.

        From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

    Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;

●	receive the purchaser's written agreement to the transaction prior to sale;

●
provide the purchaser with risk disclosure documents, which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks", as well as a purchaser's legal remedies; and

●
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

        As a result, if our common stock becomes or remains subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

         Financial Industry Regulatory Authority, Inc., or FINRA, sales practice requirements may limit a shareholder's ability to buy and sell our common stock.

        In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Risks Related to the Reverse Split

         On December 16, 2014, we effected a l-for-3 reverse stock split of our outstanding common stock in order to meet the minimum bid price requirement of The NASDAQ Capital Market. There can be no assurance that we will be able to comply with the minimum bid price requirement of The NASDAQ Capital Market, in which case this offering may not be completed.

        The reverse stock split of our outstanding common stock is intended to increase the market price of our common stock to exceed the minimum bid price requirement of The NASDAQ Capital Market. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. There can be no assurance that the market price of our common stock following the reverse stock split will remain at the level required for listing. It is not uncommon for the market price of a company's common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain The NASDAQ Capital Market's minimum bid price requirement. In addition to specific listing and maintenance standards, The NASDAQ Capital Market has broad discretionary authority over the initial and continued listing of securities, which it could exercise with respect to the listing of our common stock.

Even if we are listed on The NASDAQ Capital Market, there can be no assurance that we will be able to comply with continued listing standards of The NASDAQ Capital Market.

        Even if we sustain a market price of our common stock sufficient to obtain an initial listing on the NASDAQ Capital Market, we cannot assure you that we will be able to continue to comply with the minimum bid price and the other standards that we are required to meet in order to maintain a listing of our common stock on The NASDAQ Capital Market. Our failure to continue to meet these requirements may result in our common stock being delisted from The NASDAQ Capital Market.

The reverse stock split may decrease the liquidity of the shares of our common stock.

        The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split increased the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

        Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 3.    LEGAL PROCEEDINGS

        Except as described below, we are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not ordinary routine litigation incidental to our business or otherwise material to the financial condition of our business.

        On September 15, 2014, we entered into an agreement with Daniel McGroarty, our former President, to, among other things, repurchase 16,667 shares of our common stock by September 22, 2014 at $3.30 per share and 50,000 shares of our common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of our common stock at $3.30 per share on or before January 1, 2015. As of February 27, 2015, we had not repurchased these shares and the balance of $220,000 is currently due and payable. On December 29, 2014, we were served with a AAA demand for arbitration by Mr. McGroarty, which alleged breach of contract. Mr. McGroarty is seeking specific performance, compensatory damages of $930,000 and reasonable attorneys' fees and costs. On January 14, 2015, we submitted our answering statement denying the allegation of Mr. McGroarty and on January 15, 2015, we submitted a counterclaim for breach of contract and seek rescission and damages in an amount over $500,000. We intend to defend ourselves vigorously in this action.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTCQB under the symbol "UREE". On December 16, 2014, we effected a 1-for-3 reverse stock split of our common stock. Our common stock and our warrants being sold in this offering have been approved for listing on The NASDAQ Capital Market under the symbols "UREE" and "UREEW", respectively. The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Consequently, the information provided below may not be indicative of our common stock price under different conditions.

	High	Low
Year Ending December 31, 2014
Fourth Quarter	$5.25	$2.16
Third Quarter	$5.70	$3.75
Second Quarter	$7.95	$4.86
First Quarter	$9.00	$6.63
Year Ended December 31, 2013
Fourth Quarter	$9.60	$5.25
Third Quarter	$13.05	$5.28
Second Quarter	$6.78	$4.50
First Quarter	$9.00	$3.45
Year Ended December 31, 2012
Fourth Quarter	$11.22	$1.62
Third Quarter	$8.10	$0.33
Second Quarter	$10.50	$3.45
First Quarter	$15.00	$7.50

        The above share prices have been adjusted to give effect to the 1-for-3 reverse stock split effected on December 16, 2014.

Holders

As of February 27, 2015 there were 11,327,050 shares of common stock outstanding held by approximately 113 stockholders of record. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

Except as set forth in our Quarterly Report for the period ended September 30, 2014 filed with the SEC on November 4, 2014, during the three months ended December 31, 2014, we made the following sales of unregistered equity securities:

During December 2014, we issued 103,334 shares of our common for $310,000 to accredited investors. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The investors represented that they were accredited investors, were acquiring the securities for their own account for investment purposes only and not with a view to resale or distribution to others and that they could bear the risks of the investment. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

        During December 2014, we also re-issued 301,334 shares of our common stock to shareholders from whom we previously repurchased such shares but had not paid the repurchase price for such shares. In exchange for the re-issuance, an aggregate of $904,000 that was current and due for such repurchase was extinguished. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The investors represented that they were acquiring the securities for their own account for investment purposes only and not with a view to resale or distribution to others. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements and Other Information” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The share and per share numbers in the following discussion reflect a 1-for-3 reverse stock split that we effected on December 16, 2014.

Overview

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

        We currently do not have any producing properties and further exploration will be required before a final evaluation as to the economic and practical feasibility of any of our mining claims is determined. As a result, we are considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at our properties. Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, all of our investment in mining properties to date has been expensed as incurred and therefore does not appear as assets on our balance sheet. We expect exploration expenditures will continue during 2014 and subsequent years provided that sufficient working capital is available from financing sources. We expect to remain an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time as we demonstrate the existence of proven or probable reserves that meet SEC guidelines. In addition, unless rare earth elements mineralized material is classified as proven or probable reserves, all expenditures for exploration and development will continue to be expensed as incurred.

        Our principal source of liquidity for the next several years will be the continued raising of capital through the issuance of equity or debt securities. We plan to raise funds for each step of our projects and as each step is successfully completed, raise the capital for the next phase. We believe this approach will reduce the cost of capital as compared to trying to raise all the capital for our anticipated funding needs at once. However, since our ability to raise additional capital will be affected by many factors, most of which are not within our control (see "Risk Factors"), no assurance can be given that we will in fact be able to raise the additional capital as is needed.

Discontinuation of Media Business Operations

       On January 11, 2014, we entered into a binding letter of intent to sell the common stock of Media Depot, Inc., our now former media business subsidiary, and certain of our related media assets to Michael D. Parnell, our former chief executive officer and director. On May 12, 2014, we completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. As a result, the media business has been treated for accounting purposes as "discontinued operations". We do not believe there is any effect on income taxes from the classification of the media business as a discontinued operation as a result of ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Years Ended December 31,
	2014	2013	$ Variance	% Variance

Revenues	$-	$-	$-	0%
Cost of revenues	-	-	-	0%
Gross margin	-	-	-	0%
Operating expenses:
Selling, general and administrative expenses	6,158,253	2,947,311	3,210,942	-109%
Exploration expense	936,161	1,811,569	(875,408)	48%
Impairment Expense	-	326,000	(326,000)	100%
Total operating expenses	7,094,414	5,084,880	2,009,534	-40%
(Loss) from operations	(7,094,414)	(5,084,880)	(2,009,534)	-40%
Other income (expense):
Interest expense	(34,407)	(19,190)	(15,217)	-79%
Loss on debt settlement	-	(1,282,650)	1,282,650	100%
Loss on derivative liability option	-	(429,000)	429,000	100%
Loss on legal settlement	(367,000)	(10,923,600)	10,556,600	97%
Other expense	-	(40,000)	40,000	100%
Total other (expense)	(401,407)	(12,694,440)	12,293,033	97%
(Loss) before income taxes	(7,495,821)	(17,779,320)	10,283,499	58%
Income tax expense	-	-	-	0%
(Loss) from continuing operations	(7,495,821)	(17,779,320)	10,283,499	58%
Income (loss) from discontinued operations	1,230	(57,942)	59,172	102%
Net loss	$(7,494,591)	$(17,837,262)	$10,342,671	58%

Operating Expenses

Selling, general and administrative expenses

        Selling, general and administrative expenses for the year ended December 31, 2014 and 2013 consisted primarily of expenses related to employees and independent contractors, equity awards, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs. Selling, general and administrative expenses for the year ended December 31, 2014 increased $3,210,942 to $6,158,253 as compared to $2,947,311 for the year ended December 31, 2013. The change related primarily to increased stock-based compensation expense of $3,650,022 offset by decreased consulting expense of $343,280. Other changes in selling, general and administrative expenses netted to a decrease of $95,800. While we expect stock-based compensation to decrease during 2015, we expect other selling, general and administrative expenses to increase in a manner commensurate with our expansion of exploration activities. However, due to the variable nature of many of the selling, general and administrative expenses, we cannot accurately predict selling, general and administrative expenses on a quarter-to-quarter basis.

Exploration expenses

        For the year ended December 31, 2014, exploration expenses consisted primarily of payments to our independent geologist and an allocation of indirect exploration costs incurred for certain management consulting. Exploration expenses for the year ended December 31, 2013 consisted primarily of payments to our independent geologist, geoanalysis, claim permit expenses, staking of claims in the North Fork Project in Idaho and the Last Chance Project in Montana, and an allocation of indirect exploration costs incurred for certain management consulting, legal and other expenses. Exploration expenses for the year ended December 31, 2014 decreased $875,408 to $936,161 as compared to $1,811,569 for the year ended December 31, 2013. The decrease is primarily attributable to decreases in drilling and exploration activities.

Impairment expenses

We did not record any impairment expense during the year ended December 31, 2014. During the year ended December 31, 2013, we recorded an impairment expense of $326,000 related to the Colorado mining claims acquired in the 2010 merger with Seaglass Holdings Corp.

Other Expenses

       Interest expense for the year ended December 31, 2014 is related primarily to interest incurred for payroll taxes owed to the IRS, the financing of our directors' and officers' insurance and third party consulting services. Interest expense for the year ended December 31, 2013 consisted primarily of interest on note payable-related party and convertible debentures-related party. Interest expense for the year ended December 31, 2014 increased $15,217 to $34,407 as compared to $19,190 for the year ended December 31, 2013. The increase is primarily attributable to the interest incurred for payroll taxes owed to the IRS for 2011 and 2012.

        In addition, during the year ended December 31, 2014, we incurred other expense of $367,000 related to loss on legal settlement, offset by gain on disposition of the media subsidiaries of $1,230. During the year ended December 31, 2013, we incurred losses on debt settlement, legal settlement, derivative liability, and stock option purchases of $1,282,650, $10,923,600, $429,000, and $40,000 respectively. During the year ended December 31, 2013, we also had loss from discontinued operations of $57,942.

        On March 8, 2013, we entered into an Option Purchase Agreement with Lattimore Properties, pursuant to which we granted Lattimore Properties a three-year option to purchase up to 1,000,000 shares of our common stock for a purchase price of $75,000. The effectiveness of the option was conditioned on settlement of litigation pending in the District Court of Clark County, Nevada and the U.S. District Court for Utah. On June 5, 2013, the District Court of Clark County, Nevada approved the Settlement Agreement and General Release by and among the Company, on the one hand, and H. Deworth Williams, Edward F. Cowle, Geoff Williams, and Blue Cap Development Corp., on the other hand. We valued the option at $5.18 per share using Black Scholes methodology and expensed $5,103,600, net of the $75,000 paid by Lattimore Properties as loss on legal settlement during the year ended December 31, 2014.

        Pursuant to the terms of the Settlement Agreement, we agreed to issue 1,000,000 shares of our common stock at a price of $3.00 per share to Kevin Cassidy, and certain affiliates as compensation for the consulting services. On October 7, 2013, we issued 1,000,000 shares of common stock to Kevin Cassidy, as payment in full for the accrued liability associated with the consulting services. We valued the 1,000,000 shares at the June 5, 2013 closing price of our common stock of $5.82 per share and expensed $5,820,000 as loss on legal settlement during the year ended December 31, 2013.

Net Loss

        As a result of the decreases in exploration expense, impairment expense, loss on debt settlement, loss on legal settlement, loss on derivative liability options, loss on stock option purchases, and loss from discontinued operations, offset by increases in selling, general and administrative expense and interest expense, the net loss for the year ended December 31, 2014, was $7,494,591 as compared to a net loss of $17,837,262 for the year ended December 31, 2013.

Liquidity and Capital Resources

       Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

        To date, we had no revenues from our rare earth elements properties. At December 31, 2014, we had cash of $142,540 and a working capital deficit of $3,045,999. At December 31, 2013, we had cash of $2,216,102 and a working capital deficit of $2,033,090. This decrease in cash was due primarily to repurchases of shares and operating losses during the year ended December 31, 2014. During the year ended December 31, 2014, we raised $1,902,500 through the sale of our common stock and warrants. During the year ended December 31, 2013, we raised $6,280,000 through the sale of our common stock, options and the issuance of notes. We expect the discontinuation of the media business to provide an immaterial improvement to our cash flow since our operating expenses exceeded revenues for each of the last two fiscal years.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. We expect to fund our planned operations for the next twelve months with the proceeds from this offering.

Operating Activities.

        Net cash used in operating activities for year ended December 31, 2014 was $2,668,537. This amount was primarily related to a net loss of $7,494,591 and cash used by discontinued operations of $69,181 offset by $3,807,906 in non-cash expenses related to: (i) stock-based compensation and shares issued to directors and consultants for services of $3,779,522; and (ii) other non-cash expenses of $28,384, changes in operating assets and liabilities of $720,329, and increases in legal settlement liabilities of $367,000. Net cash used in operating activities for the year ended December 31, 2013, was $3,132,973. This amount was primarily related to a net loss of $17,837,262, offset by $14,680,099 in non-cash expenses related to (i) loss on legal settlement of $10,923,600; (ii) loss on debt settlement of $1,282,650; (iii) stock-based compensation of $1,698,128; (iv) impairment expense of $326,000; (v) loss on derivative of $429,000; and (vi) other non-cash expenses of $20,721.

Investing Activities.

        Net cash used in investing activities for the year ended December 31, 2014 was $22,294, related to the purchase of fixed assets. Net cash used in investing activities for the year ended December 31, 2013 was $45,863, related to the purchase of fixed assets.

Financing Activities.

        Net cash provided by financing activities for the year ended December 31, 2014 was $617,269. This amount was primarily related to: (i) proceeds from our sale of common stock and warrants of $1,902,500; and (ii) proceeds from short-term notes payable of $190,251. This was offset by: (i) cash paid for common stock repurchases of $1,354,999, primarily pursuant to shares of common stock acquired during December 31, 2013; (ii) cash paid for repayment of short-term notes payable of $83,761; and (iii) cash paid for deferred financing costs of $36,722. Net cash provided by financing activities for the year ended December 31, 2013 was $5,227,999. This amount was related to (i) the sale of our common stock for $5,905,000, (ii) the proceeds from a note payable to a related party of $250,000, and (iii) proceeds from the sale of options of $125,000, which sum was offset by the repurchase of common stock for $1,052,001.

        Our business plan calls for significant expenses in connection with the exploration of our prospects. To date, we have principally financed our operations through the sale of shares of our common stock and the issuance of debt. We do not currently have sufficient funds to conduct continued exploration on our claims and require additional financing in order to determine whether the claims contain economic rare earth elements mineralization. We will need additional financing if the costs of the exploration of the claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. Our recent efforts to generate additional liquidity, including through sales of our common stock and the issuance of secured convertible debentures, are described in more detail in the financial statement notes. Obtaining additional financing would be subject to a number of factors, including the market prices for rare earth elements, investor acceptance of our properties and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

        Our contractual cash obligations as of December 31, 2014 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$81,442	$43,595	$37,847	$-	$-
Capital lease obligations	-	-	-	-	-
Payments under Stock Repurchase Option Agreements (1)	240,000	240,000	-	-	-
	$321,442	$283,595	$37,847	$-	$-

(1) We entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which we (i) acquired 33,334 shares of our common stock at $3.00 per share during September 2013, (ii) acquired 317,334 shares of our common stock at $3.00 per share during October 2013, and (iii) acquired 756,333 shares of our common stock at $3.00 per share during December 2013 with a portion of the payment in the amount of $1,344,999 made during the quarter ended March 31, 2014 and the balance of $924,000 then due and payable. On December 31, 2014, we re-issued 301,334 shares of common stock in exchange for the extinguishment of $904,000 of the $924,000 that was due and payable. In addition, we have agreed with Mr. McGroarty to repurchase 16,667 shares of our common stock by September 22, 2014 at $3.30 per share and 50,000 shares of our common stock by October 15, 2014 at $3.30 per share. As of February 27, 2015, we had not repurchased these shares and the balance of $220,000 is currently due and payable. See "Item 3 - Legal Proceedings". We intend to satisfy the remaining repurchase obligations of $240,000 from proceeds of future financings from time to time.

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

Cash and Cash Equivalents

        We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe we are exposed to any significant risk for cash on deposit. As of December 31, 2014, we had $0 deposited in uninsured cash accounts.

Deferred Financing Costs

Deferred financing costs consist of specific, incremental capitalized costs directly attributable to a proposed offering of securities.  In the event of a successful public offering, these deferred costs will be charged against the gross proceeds of the offering in additional paid-in capital.  In the event the offering is abandoned, any capitalized costs will be charged to expense in the period in which the offering is abandoned.

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

Value Measurements and Financial Instruments

        ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs).

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

        In February 2013, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or the ASU, 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for our first quarter of fiscal year 2015. We do not believe the adoption of ASU 2013-04 will have a material effect on our consolidated financial statements.

        In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. The impact of the adoption of this ASU on our results of operation, financial position, cash flows and disclosures will be based on our future disposal activity.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, which is effective for our first quarter of fiscal year 2017. Currently, we are an Exploration Stage Company and do not have revenue or contracts with customers. Therefore, we do not believe the adoption of ASU 2013-09 will have a material effect on our consolidated financial statements. We will continue to assess any potential impact on our financial statements from the adoption of ASU 2014-09.

        In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification ("ASC") Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

        This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. We have made the election to early adopt this amendment effective June 30, 2014 and, as a result, we are no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any material impact on our financial position or results of operations for the current or any prior reporting periods.

        In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Topic 205), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, in connection with the preparation of annual and interim financial statements, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued, or within one year after the date that the financial statements are available to be issued, when applicable. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, which is effective for our first quarter of fiscal year 2016. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We will continue to assess any potential impact on our financial statements from the adoption of ASU 2014-15.

    In November 2014, the FASB issued ASU 2014-16, Determining whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (Topic 815), which clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  Specifically, the amendments clarify that an entity should consider all relevant terms and features – including the embedded derivative feature being evaluated for bifurcation – in evaluating the host contract.  The amendments also clarify that the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  Finally, the amendments clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight the terms and features.  ASU 2014-16 is effective for annual and interim reporting periods beginning after December 15, 2015, which is effective for our first quarter of fiscal year 2016.  Early adoption in interim and annual periods is permitted.  Currently we do not have such contracts or financial instruments. Therefore, we do not believe the adoption of ASU 2014-16 will have a material effect on our consolidated financial statements. We will continue to assess any potential impact on our financial statements from the adoption of ASU 2014-16.

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

As of December 31, 2014, our management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at December 31, 2014.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014 and that we had material weaknesses in our internal control over financial reporting related to the lack of coordination of duties between executive officers and the need for stronger financial reporting oversight. A material weakness in a company’s internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of its financial statements will not be prevented or detected. Specifically, our material weaknesses include the fact that during the fiscal year 2014, our accounting function was comprised of only a controller and the CFO, and generally cash disbursements did not originate from within the accounting system, but were generally entered into the accounting system the following business day.  We do have an audit committee, however, the auditor was not present at each meeting.  During 2013, our accounting function was comprised only of our part-time chief financial officer, we did not have an audit committee and the executive management was changed. In addition, generally cash disbursements did not originate from within the accounting system, but were generally entered into the accounting system the following business day.  The lack of sufficient personnel for proper segregation of duties and the initiation of payments outside of the accounting system has resulted in our failure to establish the desired internal control over financial reporting and accounting.

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

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated the following series of measures: (1) we made a series of hires to bolster our accounting functions including the hiring of a Chief Administrative Officer in June 2013 to coordinate the segregation of duties and implement the command and control structure consistent with control objectives, the hiring of a controller in November 2013 with technical public accounting expertise and the hiring of a dedicated full-time CFO in April 2014 to oversee the accounting function, (2) in September 2013, we established an audit committee comprised of three independent directors, all of whom were newly elected to the board during 2013, with responsibility for overseeing, among other things, our internal controls, and in 2014 the audit committee began convening regular meetings and (3) during 2013, we migrated our accounting functions to a new computer system which became operational during 2014, (4) during 2014 we implemented daily cash reporting procedures and set up a legal review process for all contracts and corporate documents, and (5) during 2014 we implemented a monthly financial close process which includes a full review of all balances and financial statements by executive management. We intend to continue bolstering our accounting function and internal controls over financial reporting as financial resources permit. However, given limitations in financial and manpower resources, we may not have the resources to address fully the weaknesses in controls. No assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm under rules of the SEC since we are classified as a “small reporting company” under such rules.

Changes in Internal Controls

Except as set forth below, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

In the fourth quarter of 2014, we implemented a formal managerial review of all balances and financial statements by our officers.

ITEM 9B.    OTHER INFORMATION

    The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

 During February 2015, we issued 25,000 shares of our common stock and a warrant to purchase 25,000 shares of our common stock exercisable at $5.00 per share expiring February 24, 2018, for $100,000 to an accredited investor. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act, as amended, or the Securities Act, since, among other things, the transaction did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The investor represented that it was an accredited investor, was acquiring the securities for its own account for investment purposes only and not with a view to resale or distribution to others and that it could bear the risks of the investment. The sale of the foregoing securities was made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Position
Kevin M. Cassidy	58	Director and Chief Executive Officer

John Victor Lattimore, Jr.	64	Chairman of the Board

Mark Crandall*	56	Director and Chairman of Audit Committee (1)

General (ret) Tommy Franks*	69	Director, and Chairman of Nominations and Governance Committee (2) (3)

Reagan Horton*	39	Director (2) (3)

Senator J. Robert Kerrey*	71	Director (1) (3)

Carol Kondos*	64	Director and Chairman of the Compensation Committee (1) (2)

Nancy Ah Chong	46	Director

F. Scott Chrimes	60	Chief Financial Officer and Secretary
______________________
*           Independent director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominations and Governance Committee

        Set forth below is certain biographical information regarding each of our current directors and executive officers.

        Kevin M. Cassidy was appointed Chief Executive Officer on March 8, 2013 and served as Acting Interim Chief Executive Officer from December 10, 2012 to March 7, 2013. In addition, since January 28, 2011, Mr. Cassidy has served as a member of our board of directors. Since 1995, Mr. Cassidy has served as Managing Member of Logic International Consulting Group, LLC, or Logic, a consulting firm founded by Mr. Cassidy that specializes in the development of global trading businesses and the creation of the requisite infrastructure, management and support paradigms of said platforms. Previously, Mr. Cassidy was a Founding Partner and Chief Operating Officer of Archeus Capital Management, LLC, a multi-strategy hedge fund that managed in excess of $3.0 billion in assets. Mr. Cassidy was responsible for optimizing the use of the firm's capital balance, which regularly exceeded $1 billion by deploying an effective treasury and cash management strategy at the firm. Mr. Cassidy previously served as the Chief Operating Officer for Bank Julius Baer (BJB), based in Zurich. BJB at that time was the largest privately held bank in Switzerland where he was a member of the BJB Management Committee and responsible for organizing and directing the re-branding of the BJB global trading platform, including both new product and business development. In addition, Mr. Cassidy developed the global FX Option Trading Business and Operating Support Paradigm for the bank. Prior to BJB, Mr. Cassidy was Managing Director of UBS, where he was the Global Head of Fixed Income Derivatives Support. He also served as the Global Head of the bank's Derivatives Infrastructure, including operations, finance, IT systems and legal. While at UBS, Mr. Cassidy was also President of UBS Securities Swaps Inc., the bank's U.S.-based derivatives platform and business center. Earlier in his career, Mr. Cassidy was Managing Director of Bear Sterns, where he was credited with the development of multiple new products, including Currency Exchange Warrants and Remarketed Preferred, and was also responsible for the new product planning and development group. Mr. Cassidy began his career at Merrill Lynch, where he rose to the position of Senior Section Manager in charge of New Product Planning and Development. In this position, he was credited with the development of the Remarketed Preferred Product and Trading Platform, and the development of the Short Term Put Securities Product and Global Trading Platform. Mr. Cassidy was appointed a member of our board of directors based on his significant experience and contacts in the banking industry.

        John Victor Lattimore, Jr. was appointed Chairman of our board of directors on June 25, 2011 and has served on our compensation committee and nominations and governance committee from September 5, 2013 to April 8, 2014. Since 1996, Mr. Lattimore has served as President and Chairman of the Board of Lattimore Properties, Inc. or Lattimore Properties. Lattimore Properties is a privately owned Texas-based company with real estate holdings in Texas and Mexico and private investments in mining, pharmaceuticals and software development. From 1986 to 2011, he was President of Lattimore Materials Company, LP, or Lattimore Materials, one of the largest privately-owned concrete production and aggregate mining companies in the Southwest United States prior to its sale in March 2011 to Holcim (USA) Inc. Mr Lattimore is an advisory board member for General (ret) Tommy Franks Leadership Institute and Museum, a historical foundation dedicated to the United States military and education. He was a member of the Board of the Congressional Medal of Honor Foundation. He was also on the board of the National Center for Policy Analysis, a Dallas, Texas and Washington, D.C.-based public policy think tank. Mr. Lattimore was appointed a director based on his significant experience and contacts in the rare earth element industry.

        Mark Crandall was appointed a member of our board of directors on June 26, 2013 and since September 5, 2013 serves as Chairman of our audit committee. Mr. Crandall co-founded Morgan Stanley's energy business in the early 1980s. In 1993, he became a founding partner in Trafigura, an energy trading company, which grew to $30 billion in sales and 1,000 employees in 58 offices worldwide. During his tenure with Trafigura, Mr. Crandall was responsible for electricity trading across Europe, which spurred his interest in renewable generation technologies and deepened his understanding of the fundamentals of the power markets in advanced economies. Later, Mr. Crandall started Continental Wind Power (CWP), an alternative energy power company, in 2005 by investing his own personal funds in broader emerging markets, including Polish and Romanian wind development, before eventually bringing in outside capital when CWP was officially formed in 2007. From 2008 to 2013, Mr. Crandall acted primarily as Chairman of CWP, while also pursuing some other private investment interests in energy and mining. Mr. Crandall attended Swarthmore College, where he was a candidate for a B.A. in the fall of 1980, Majoring in Comparative Religion with a Minor in Economics. Mr. Crandall was appointed our board of directors based on his experience in the energy field, particularly in Europe.

        General (ret) Tommy Franks was appointed to our board of directors on August 26, 2013 and since September 5, 2013 serves as Chairman of our nominations and governance committee and member of our compensation committee. General (ret) Franks has operated Franks & Associates, LLC, a private consulting firm, since 2003. General (ret) Franks was promoted to 4 Star General and appointed as Commander-in-Chief, United States Central Command in July 2000. The world knows General (ret) Franks best following the culmination of an almost four-decade military career that saw him lead American and Coalition troops in two strategically unprecedented campaigns in two years as Commander of Operation Enduring Freedom in Afghanistan and Operation Iraqi Freedom in Iraq. The General's awards include five Distinguished Service Medals, four Legions of Merit, four Bronze Stars and three Purple Hearts in addition to numerous foreign awards. He was appointed Knight Commander of the Order of the British Empire (KBE) by order of Her Majesty Queen Elizabeth II on May 25, 2004. President George W. Bush awarded General (ret) Franks the Nation's highest civilian award, the Presidential Medal of Freedom, on December 14, 2004. General (ret) Franks attended the University of Texas, Arlington, where he graduated with a Bachelor's Degree in Business Administration, and Shippensburg University where he graduated with a Master's Degree in Public Administration. General (ret) Franks is also a graduate of the Armed Forces Staff College and the Army War College. General (ret) Franks has received honorary degrees from a number of universities including his alma mater, Shippensburg University, and his wife's alma mater, Oklahoma State University. General (ret) Franks serves on the boards of the University of Texas, Arlington and William Penn University. General (ret) Franks served on the board of CEC Entertainment, Inc. (NYSE: CEC) and previously served on the board of Bank of America (NYSE: BAC) and OSI Restaurant Partners, Inc. He is Co-Chair of the Flight 93 memorial foundation and serves as an Advisor to the Military Child Education Coalition, Operation Home Front Oklahoma, and the Southeastern Guide Dog Organization. General (ret) Franks was appointed to our board of directors based on his leadership experience and interest in making America self-sufficient in mining and processing rare earth elements.

        Reagan Horton was appointed to our board of directors on November 14, 2013 and has served as a member of our compensation committee and our nominations and governance committee since April 8, 2014. Since 2011, Mr. Horton has been President of R&R Riverview LLC, a commercial real estate company that owns properties in the Phoenix metropolitan area, and, since 2010, he has served as President of Double R Land Co. LLC, a company that purchases farm and ranch land in North Texas. Since 2004, Mr. Horton has served as President of RMDM Management, LLC, a private investment company. Since 1998, he has served as Vice President of Operations of Strawn Valley Ranch, a 15,000 acre farm and ranch operation, and as Vice President of Don and Marty Management Group, Inc., a private investment company. Since 1997, he has served as Vice President of Titan Investments, a private investment company. Mr. Horton received a Bachelor's of Business Administration from Southern Methodist University in 1997. Mr. Horton was appointed to our board of directors because of his investment experience.

        Senator J. Robert Kerrey was appointed as a member of our board of directors on June 26, 2013 and has served as a member of our audit committee since September 5, 2013 and our nominations and governance committee since April 8, 2014. Senator Kerrey was President of The New School in New York City from January 2001 until January 2011 and President Emeritus until January 2013. From 1988 to 2000, Senator Kerrey served as United States Senator from Nebraska. During that period, he was a member of numerous congressionally-chartered commissions and Senate committees, including the Senate Finance and Appropriations Committees and the Senate Select Committee on Intelligence. Prior to that time, he served as Governor of Nebraska from 1982 to 1987. A former member of the elite Navy SEAL Team, Senator Kerrey is a highly decorated Vietnam veteran who was awarded the Congressional Medal of Honor—America's highest military honor. Prior to his public service in Nebraska, the U.S. Senate and in academia, Senator Kerrey was a self-made businessman who—upon returning from the Vietnam War and starting from scratch in 1972—built a chain of highly successful restaurants and health clubs. Senator Kerrey is a director of Chart Acquisition Corp. (NASDAQCM: CACG) and Tenet Healthcare Corporation (NYSE: THC), and was previously a director of Scientific Games Corporation (NASDAQGS: SGMS), Jones Group (NYSE: JNY) and Genworth Financial, Inc. (NYSE: GNW). Senator Kerrey was appointed to our board of directors because of his extensive experience in strategic planning and government contracts.

        Carol Kondos was appointed as a member of our board of directors on August 26, 2013 and has served as a member of our audit committee since September 5, 2013 and as Chairman of the compensation committee since February 3, 2014. Ms. Kondos is a practicing attorney in Dallas, Texas and has been President of Kondos & Kondos Law Offices since 1984, as well as President of COMTEK Group, a staffing company, since it was founded in 2001. Kondos & Kondos provides corporate legal services focused on transactional work and personal injury. Ms. Kondos has been involved in the creation, management and/or sale of several businesses, which have all required an involvement in navigating and understanding various Federal departments and their regulations. As the corporate attorney for two telecommunications companies, Qwest Microwave and ComLink Telecom, Ms. Kondos was tasked with ensuring each company was aware of all relevant FCC regulations, guidelines and practices and that their business practices were in compliance. Ms. Kondos has been intricately involved with two "Women Owned" businesses. As President of NeoGenex, a biotech company, Ms. Kondos was responsible for, among other duties, obtaining FDA licensing and approval of its products for sale. As the President of COMTEK Group (certified WBE by the Women's Business Council—Southwest), Ms. Kondos is familiar with all aspects of COMTEK's IT Consulting and Staffing services and currently holds a U.S. Department of Defense security clearance at the secret level. COMTEK is able to provide the U.S. Government a variety of products and services. In her capacity as President of COMTEK, Ms. Kondos has gained the knowledge and understanding necessary to properly manage and maintain the corporate standards necessary in order to hold that clearance. In 1971, Ms. Kondos graduated with a Bachelor of Science from the University of Wisconsin. She earned a Doctor of Jurisprudence degree in 1978 from the University of Loyola School of Law in Chicago, Illinois. Ms. Kondos was appointed to our board of directors because of her regulatory background and experience.

        F. Scott Chrimes was appointed as our Chief Financial Officer and Secretary on April 30, 2014. Mr. Chrimes has served as Vice President, Chief Financial Officer and Secretary/Treasurer of Lattimore Properties since 1996. Lattimore Properties is a privately owned Texas-based company with real estate holdings in Texas and Mexico and private investments in mining, pharmaceuticals and software development. In addition, from February 2014 until June 2014, Mr. Chrimes served as a director and Chief Financial Officer and Secretary of BioChemics, Inc., a privately-held pharmaceutical development company. From 1991 to 2011, Mr. Chrimes also served as Chief Financial Officer of Lattimore Materials, one of the largest privately-owned concrete production and aggregate mining companies in the Southwest United States prior to its sale in March 2011 to Holcim (USA) Inc. Prior to joining Lattimore Materials, Mr. Chrimes was the Controller for the privately-owned holdings of Edwin L. Cox, Jr. Mr. Chrimes has over 35 years of financial and administrative experience during his business career, including responsibility for financial reporting, general accounting, tax, treasury and cash management, management information systems, human resources and labor negotiations, financing and legal affairs. Mr. Chrimes received his BBA, with an emphasis in accounting, from North Texas State University in 1975. He became a Certified Public Accountant, licensed in Texas, in 1981.

        Nancy Ah Chong was appointed as a member of our board of directors on May 23, 2013. From August 2004 to the present, she has been an office manager for Williams Investment Company, in Salt Lake City, Utah with a focus on mergers, acquisitions, business consolidations and financings. Between 2004 and 2011, Ms. Ah Chong served as landman for U.S. Rare Earths, Inc.- Delaware and Thorium Energy, Inc. where her duties included preparing notices of location, recording and filings with the BLM, and researching title to the minerals in fee lands, patented mining claims, and unpatented mining claims. Previously, Ms. Ah Chong was exploration drafter for Barrick Goldstrike Mines, Inc. from 1991 to 1999. From May 1989 to 1991, Ms. Ah Chong was a geological drafter for Echo Bay Minerals Company. From 1986 to 1989, Ms. Ah Chong was a geological drafter and field assistant for Westmont Mining Company. Since September 2006, Ms. Ah Chong has served as director and officer of Westgate Acquisitions Corp. and Eastgate Acquisitions Corp. and since February 2012 she has served as director and officer of Protect Pharmaceutical Corporation (OTCBB: PRTT). She was previously a director and officer of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp. Ms. Ah Chong attended Omaha Institute of Art and Design in Omaha, Nebraska. Ms. Chong's experience in the rare earth elements industry qualifies her to serve as a director.

Significant Consultant

        Diane Cassidy has served as our Chief Administrative Officer since June 2013. In addition, Ms. Cassidy has served as Chief Operating Officer of Logic since 2010 where she is responsible for treasury and cash management, investor relations, business planning, media outreach, major sales and marketing efforts, quality control, employee/HR matters and managing internal systems and business processes. Prior to joining Logic, from 2008 to 2010, Ms. Cassidy was Head of North American Business Development for the Bank of New York Mellon Corporation. While there, Ms. Cassidy was responsible for business strategy, business development, existing client relationships and new product development. Ms. Cassidy offers more than 30 years of accomplish laden experience in the financial services industry. She began her career at Citibank in the Custody and Securities Lending Division and spent 20 years with the bank. She earned a BS in Education from Brooklyn College.

Board Composition and Appointment of Directors

        Our business is managed under the direction of our board of directors. Our board of directors currently consists of eight members. Each director is elected to the board for a one-year term until the following annual meeting of stockholders and until his successor has been elected and qualified or until the director's earlier resignation or removal. Our board of directors conducts its business through meetings of our board of directors and our committees. During 2014, our board of directors held nine meetings. All members of our board of directors attended 75% of the meetings of our board except for Mr. Mark Crandall.

        As a condition to a Settlement Agreement entered into in March 2013 settling a series of claims and counter-claims raised in September 2012 regarding the composition of our board of directors, each of the parties to such agreement entered into a Voting Shareholder Agreement dated March 14, 2013 and effective upon approval of the settlement on June 5, 2013, or the Voting Agreement. The Voting Agreement provides that the "Lattimore Shareholders" (including John Victor Lattimore, Jr., Unique Materials, LLC, an affiliate of John Victor Lattimore, Jr., Michael Parnell, Matthew Hoff and Kevin M. Cassidy) have the right to appoint five directors to our board of directors, two of which must be "independent" as defined in the agreement. The "Blue Cap Shareholders" (Edwin I. Cowle, H. Deworth Williams, Geoff Williams, Blue Cap Development Corp. and Children's International Obesity Fund, Inc.) have the right to appoint two directors to our board of directors.

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

        By written agreement, the parties to the Voting Agreement have agreed that the current directors of the Company shall be the joint slate of nominees for re-election at our 2014 Annual Meeting held on November 20, 2014 subject to their qualification to serve as members of our board of directors under applicable law, our bylaws and our corporate governance policies. Accordingly, our board, based on the recommendation of our nominations and governance committee, has nominated our current members of our board, John Victor Lattimore, Jr., Kevin Cassidy, Mark Crandall, General (ret) Tommy Franks, Reagan Horton, Senator J. Robert Kerrey, Carol Kondos, and Nancy Ah Chong, for re-election as our directors at our 2014 Annual Meeting.

        Our board of directors, based on the recommendation of our nominations and governance committee, has determined that, of our directors, Mark Crandall, General (ret) Tommy Franks, Reagan Horton, Senator J. Robert Kerrey, and Carol Kondos, satisfy the independence requirements of the SEC and NASDAQ listing standards and are considered independent directors. In making such determinations, our board of directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

        There are no family relationships among any of our directors or executive officers. Kevin Cassidy and Diane Cassidy, who serves as a significant consultant, are brother and sister.

Communication with our Board of Directors

        Our stockholders and other interested parties may communicate with our board of directors by sending written communication in an envelope addressed to "Board of Directors" in care of the Chairman of the board, 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024.

Board Committees

        Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee and each of which operates under a charter that has been approved by our board.

Audit Committee

        Our board of directors established an audit committee on September 5, 2013. Our audit committee is to provide assistance to the board in fulfilling our responsibilities and our stockholders relating to: (1) maintaining the integrity of our financial reports, including our compliance with legal and regulatory requirements, (2) the independent auditor's qualifications and independence, (3) the performance of our internal audit function in cooperation with the independent auditors, and (4) the preparation of the report required by the rules of the SEC to be included in our annual proxy statement. Our audit committee is directly responsible for the appointment, compensation and oversight of the independent auditors (including the resolution of any disagreements between management and the independent auditors regarding financial reporting), approving in advance all auditing services, and approving in advance all non-audit services provided by the independent auditors. The independent auditors report directly to the committee. In addition, our audit committee is to review our annual and quarterly financial reports in conjunction with the independent auditors and financial management.

        Our audit committee is to be composed of at least three directors. The current members of the audit committee are Messrs. Crandall and Kerrey and Ms. Kondos, each of whom has been determined to be independent under applicable SEC rules and NASDAQ listing standards. Mr. Crandall was appointed to serve as the Chairman of the audit committee. Our board has also determined that Mr. Crandall meets the definition of an "audit committee financial expert" as defined in the rules and regulations of the SEC.

        Our board of directors has adopted a written charter for the audit committee, a copy of which is available on our website at www.usrareearths.com.

Compensation Committee

        Our board of directors established a compensation committee on September 5, 2013. Our compensation committee is responsible for: (1) reviewing and approving goals and objectives underlying the compensation of our Chief Executive Officer, or CEO, evaluating the CEO's performance in accordance with those goals and objectives, and determining and approving the CEO's compensation; (2) recommending to the board the compensation of executive officers other than the CEO, subject to board approval; (3) administering any incentive compensation and equity-based plans, subject to board approval; (4) preparing the compensation report required by the rules and regulations of the SEC for inclusion in our annual proxy statement; and (5) periodically reviewing the results of our executive compensation and perquisite programs and making recommendations to the board with respect to annual compensation (salaries, fees and equity) for our executive officers and non-employee directors.

        The compensation committee is to be composed of at least two directors. The current members of the compensation committee are Ms. Kondos, General (ret.) Franks and Mr. Horton, each of whom has been determined to be independent under applicable SEC rules and NASDAQ listing standards. Ms. Kondos was appointed to serve as the Chairman of the compensation committee.

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

        Potential nominees for election as directors are identified by the board of directors based on the criteria, skills and qualifications that have been recognized by the nominations and governance committee. While our nomination and corporate governance policy does not prescribe specific diversity standards, the nominations and governance committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, differences in viewpoints and skills, and personal qualities that will result in a well-rounded board of directors.

        The nominations and governance committee is to be composed of at least three directors. The current members of the nominations and governance committee are General (ret.) Franks and Messrs. Horton and Kerrey, each of whom has been determined to be independent under NASDAQ listing standards. General (ret.) Franks was appointed to serve as the Chairman of the nominations and governance committee.

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

        Edward Cowle, a former director, and John Victor Lattimore, Jr., our Chairman, previously served as members of our compensation committee, both of whom have entered into related party transactions with us. See "Transactions with Related Persons" below.

Board Leadership Structure and Role in Risk Oversight

        We have separated the positions of Chairman of the board of directors and Chief Executive Officer. Given the demanding nature of these positions, we believe it is appropriate to separate the positions of Chairman and Chief Executive Officer. Our Chairman presides over all meetings of the board of directors. He communicates frequently with the Chief Executive Officer on matters of importance. He has responsibility for shaping the board's agendas and consults with all directors to ensure that the board agendas and board materials provide the board with the information needed to fulfill its responsibilities. From time to time he may also represent the Company in interactions with external stakeholders, at the discretion of the board.

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

(i)
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

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

●
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

●
Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation;

(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities and Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Compliance under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of reports furnished to us, or written representations that no reports were required, we believe that during the year ended December 31, 2014, our executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions: Forms 3 and 4 were filed late by F. Scott Chrimes and John Victor Lattimore, respectively, and a Form 4 was not filed by H. Deworth Williams.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers and a former named executive officer during the years ended December 31, 2014 and 2013.

Name And Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)	All Other Compensation ($)		Total ($)
Kevin Cassidy(2)	2014	—		—	—		—	600,000	(3)	600,000
Chief Executive Officer and Director	2013	—		—	7,800,000	(4)	—	600,000	(5)	8,400,000
F. Scott Chrimes(6)	2014	—		—	—		—	—		—
Chief Financial Officer and Secretary	2013	—		—	—		—	—		—
Mark Scott(7)	2014	52,500	(8)	—	—		—	—		52,500
Former Chief Financial Officer	2013	60,000	(9)	—	—		—	—		60,000
Michael D. Parnell(10)	2014	—		—	—		—	—		—
Former National Accounts Director,	2013	151,000	(11)	—	—		—	—		151,000
Former Chief Operating Officer,
Former Chief Executive Officer and Former Director
Daniel McGroarty(12)	2014	—		—	—		—	—		—
Former President and Director	2013	120,000	(13)	—	—		—	40,000	(14)	160,000

(1)	Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.

(2)
Mr. Cassidy was appointed Chief Executive Officer on March 8, 2013 and served as Acting Interim Chief Executive Officer from December 10, 2012 to March 7, 2013. He was a director but not an executive officer or employee prior to such time, and he was not paid a salary for his role as Acting Interim Chief Executive Officer or Chief Executive Officer for the years 2012 through 2014. Mr. Cassidy also is the managing member of Logic. See "Employment and Consulting Agreements" below.

(3)
Represents $400,000 paid to Logic for consulting services and $200,000 of accrued and unpaid fees for consulting services due to Logic. These fees are unrelated to Mr. Cassidy's employment or board service.

(4)
On June 28, 2013, we converted $800,000 in consulting fees owed to Logic into 266,667 shares of our common stock at a value of $3.00 per share. Of this amount, 166,667 shares of common stock were issued for services provided in 2012 and 100,000 shares of common stock were issued for services provided during the first six months of 2013. The amount related to this transaction included in the stock award amount above for 2013 is $520,000, which is the difference between the fair market value of $4.95 on the conversion date and the conversion price of $3.00 per share. On October 7, 2013, we issued 1,000,000 shares of common stock at a price of $3.00 per share to Mr. Cassidy for consulting services rendered to us in connection with the settlement of the stockholder litigation described in "Certain Relationships and Related Transactions" below. We valued the 1,000,000 shares at the June 5, 2013 fair market value of $5.82 and expensed $5,820,000 during the year ended December 31, 2013. In addition, on December 30, 2013, Mr. Cassidy was granted a restricted stock award for board service of 166,667 shares that vest annually in four equal installments. The grant was issued at the grant date market value of $8.76 per share on December 30, 2013.

(5)
Represents consulting fees of $300,000 paid to Logic in the form of 100,000 shares of our common stock at a value of $3.00 per share and a cash payment of $300,000 for consulting fees due to Logic. These fees are unrelated to Mr. Cassidy's employment or board service.

(6)	On April 30, 2014, our board of directors appointed Mr. Chrimes to serve as our Chief Financial Officer and Secretary. Mr. Chrimes did not receive any compensation for his services during 2014.

(7)	Mr. Scott served as Chief Financial Officer from December 19, 2011 until April 30, 2014.

(8)
Includes $40,000 for compensation earned as Chief Financial Officer, and $12,500 earned as other consulting compensation. Represents paid consulting fees of $35,000 and unpaid consulting fees of $17,500.

(9)	Represents paid consulting fees of $55,000 and accrued and unpaid consulting fees of $5,000.

(10)
Mr. Parnell served as Chief Executive Officer from December 31, 2007 to December 10, 2012 and director from December 31, 2007 to June 28, 2013. Mr. Parnell was also Chief Operating Officer from March 8, 2013 to June 26, 2013 and served as Acting Interim Chief Operating Officer from December 10, 2012 to March 7, 2013. Mr. Parnell served as our National Accounts Director from June 26, 2013 to May 12, 2014.

(11)	Represents accrued but unpaid salary of $151,000. On May 12, 2014, Mr. Parnell agreed to the extinguishment of such accrued but unpaid salary.

(12)	Mr. McGroarty served as a director from December 15, 2010 to June 28, 2013 and as President from November 29, 2011 to July 31, 2013.

(13)	Represents paid salary.

(14)	Represents the amount paid by us to Mr. McGroarty for an option to purchase up to 266,667 shares of our common stock at a price of $3.00 per share on or before April 30, 2014.

Outstanding Equity Awards in Fiscal Year Ended December 31, 2014

        The following table sets forth information concerning the outstanding equity awards for our named executive officers at December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Kevin Cassidy(2)	—	—	—	—	—	125,000	547,500	—	—

(1) The market value of stock awards is based upon the closing price of our common stock of $4.38 at December 31, 2014, the last trading day of fiscal 2014.

(2) On December 30, 2013, Mr. Cassidy was granted a restricted stock award for 166,667 shares of common stock at the fair value of $8.76 per share for his board service. The shares are subject to an irrevocable, exclusive option in our favor to repurchase any shares not released from our repurchase option subject to the grant for a period of 60 days exercisable only in the event Mr. Cassidy ceases to be a service provider to us for any reason (other than termination of such person by us or termination for no reason). On each of the first, second, third and fourth anniversaries of the grant, 25% of the issued shares of common stock will be released from our repurchase option. In the event of a "change in control" all shares subject to the grant will be released from our repurchase option subject to certain exceptions.

Employment and Consulting Agreements

Logic International Consulting Group, LLC

        On March 11, 2011, we signed an exclusive Services Agreement with Logic International Consulting Group, LLC, or Logic. Our Chief Executive Officer and director, Kevin Cassidy is the founder and managing member of Logic. Under the Services Agreement, Logic agreed to provide certain advisory services to us. On December 31, 2011, the Services Agreement was automatically extended to December 11, 2013 and can be renewed for additional terms of 12 month periods unless either party gives the other 45 days written notice of termination. The Services Agreement can be cancelled with ninety days written notice. The Services Agreement provides for a monthly payment of $50,000 to Logic. In addition, since June 2013, we have reimbursed Logic for a portion of the compensation due to Mr. Cassidy's administrative assistant in the amount of $2,500 per month.

        On March 10, 2011, we issued a warrant to Logic for the purchase of 433,334 shares of our common stock. The warrant is exercisable at $1.50 per share for a period of five years expiring on March 10, 2016. The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

        On November 29, 2011, we issued a warrant to Logic for the purchase of 233,334 shares of our common stock. The warrant is exercisable at $1.50 per share on a cash or cashless basis for a period of five years expiring on November 29, 2016. The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

        On December 31, 2011, Logic cancelled the warrant granted on March 10, 2011 for 433,334 shares and the warrant granted on November 29, 2011 warrant for 233,334 shares.

        On December 31, 2011, we issued a warrant to Logic for the purchase of 433,334 shares of our common stock. The warrant is exercisable at $1.50 per share for a period of five years expiring on March 9, 2016. In addition, on December 31, 2011, we issued a warrant to Logic for the purchase of 233,334 shares of our common stock. The warrant is exercisable at $1.50 per share for a period of five years expiring on November 28, 2016. The warrants may be called by us if we have registered the sale of the underlying shares with the SEC and a closing price of $21.00 or more for our common stock has been sustained for five trading days. The warrants contain certain piggyback registration rights.

        On June 28, 2013, we converted unpaid consulting fees of $800,000 owed to Logic into 266,667 shares of our common stock at $3.00 per share. The fair value of the common stock on the date of issuance was $4.95 per share, and we recorded the difference between the conversion price and the market value of $520,000 as loss on settlement of debt.

Lattimore Properties

        As of July 1, 2012 Lattimore Properties, an affiliate of John Victor Lattimore, Jr., the Chairman of our board of directors, entered into a Consulting Agreement with Logic pursuant to which Lattimore Properties provides executive management, strategic planning and general office administration to Logic for a fee of $25,000 per month. The agreement has a term of one year commencing on July 1, 2013, unless sooner terminated on 30 days' prior written notice. The term of the agreement may be extended upon the mutual written agreement of the parties.

F. Scott Chrimes

        On April 30, 2014, our board of directors appointed F. Scott Chrimes to serve as our Chief Financial Officer and Secretary, effective immediately, replacing Mark Scott. Mr. Chrimes also serves as Chief Financial Officer and Secretary/Treasurer of Lattimore Properties and, as such, is employed and paid a salary by Lattimore Properties.

Mark Scott

        On December 19, 2011, we entered into a Consulting Agreement with Mark Scott in connection with his service as Chief Financial Officer of our company. Under the agreement, Mr. Scott was entitled to $4,000 per month plus $3,000 of restricted shares of our common stock per month based on a $8.55 share price. On August 31, 2012, our board of directors approved the issuance of 24,000 shares of common stock to Mr. Scott pursuant to the Consulting Agreement. The term of the Consulting Agreement expired on December 31, 2012, and we paid Mr. Scott $5,000 per month on a month-to-month basis during 2013 and $10,000 per month during 2014. On April 30, 2014, Mr. Scott was removed as Chief Financial Officer and between June 1, 2014 and August 13, 2014, we retained Mr. Scott as a consultant at a rate of $5,000 per month.

Diane Cassidy

        Since June 2013, we retained Diane Cassidy, the sister of Kevin Cassidy, our Chief Executive Officer and director, as a consultant to perform certain management services. From June 2013 to October 2013, Ms. Cassidy was paid at the rate of $5,000 per month, increasing to $10,000 per month in November 2013 and December 2013. From February 2014 through May 2014, she was paid at the rate of $16,667 per month. Effective June 1, 2014, we entered into a Consulting Agreement with Ms. Cassidy whereby Ms. Cassidy will provide certain management services. Under the agreement, Ms. Cassidy is entitled to $17,000 per month. The agreement has an initial term of one year, with automatic renewal for one year periods unless terminated by either party on 90 days' prior written notice. After the initial term, and during any additional term, either party can terminate the agreement as of the end of a calendar month on 60 days' prior written notice.

Michael Parnell

        On December 10, 2010, we entered into a Revised Employment Agreement with Michael Parnell, our former Chief Executive Officer, Chief Operating Officer and director. On June 26, 2013, Mr. Parnell accepted the position of National Accounts Director.

        Under the terms of the employment agreement, Mr. Parnell's annual salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Parnell was awarded 100,000 shares of restricted common stock. In the event that we are sold or merged or there is a change in control, Mr. Parnell is entitled to receive, at his discretion, severance of $500,000 in cash or restricted common stock at $1.50 per share. Mr. Parnell is eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by our board of directors. The employment agreement had a three year term and was automatically renewable for additional one year periods unless ninety days' notice is provided by either party.

        On July 26, 2011, we entered into an Addendum to a Revised Employment Agreement with Mr. Parnell. The addendum extended the term of employment by two years until December 10, 2015 subject to additional one year renewal periods unless ninety days' notice is provided by either party. The addendum provides that Mr. Parnell's annual salary for year four is $166,100 and $182,710 for year five. We also agreed to issue to Mr. Parnell 41,667 restricted shares of our common stock in years four and five. In the event of a change in control by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable.

        On May 12, 2014, we entered into a Termination and Release Agreement with Mr. Parnell pursuant to which Mr. Parnell resigned as National Accounts Director of the Company effective immediately, his employment agreement was terminated, and all compensation due to Mr. Parnell was extinguished. The agreement also provides for a mutual release of claims by the parties and indemnification by us of Mr. Parnell in certain circumstances.

Daniel McGroarty

        On November 29, 2011, Daniel McGroarty was appointed our President. On January 1, 2012, we entered into an Executive Employment Agreement with Mr. McGroarty employing Mr. McGroarty as our President. Under the terms of the employment agreement, Mr. McGroarty's salary was $120,000 in year one and was to be negotiated in years two and three. The employment agreement also provided for the grant to Mr. McGroarty of 216,667 shares of restricted common stock and further provided that 33,334 shares of common stock that were previously granted to Mr. McGroarty were fully vested as of November 30, 2011. The employment agreement had a three year term and was automatically renewable for additional one year periods unless ninety days' notice is provided by either party.

        On August 14, 2013, we accepted the resignation of Daniel McGroarty effective July 31, 2013 as President of UREE and its subsidiaries. The parties entered into a Stock Repurchase Option and Severance Agreement whereby (i) the parties agreed to settle all back pay and compensation claims with a payment of $60,000; (ii) we agreed to repurchase 33,334 of shares of our common stock from Mr. McGroarty on or before September 30, 2013 for $100,000 or $3.00 per share, which was subsequently paid; and (iii) we paid $40,000 for an option to acquire up to 266,667 shares of our common stock from Mr. McGroarty for $3.00 per share on or before April 30, 2014.

        The foregoing option was not exercised and on September 15, 2014, we entered into a further agreement with Mr. McGroarty pursuant to which we agreed, among other things, to repurchase 16,667 shares of our common stock by September 22, 2014 at $3.30 per share and 50,000 shares of our common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of our common stock at $3.30 per share on or before January 1, 2015. As of February 27, 2015, we had not repurchased these shares and the balance of $220,000 is currently due and payable. See "Item 3 - Legal Proceedings".

Compensation of Directors

        Our directors were not paid any compensation during 2014. On December 30, 2013, restricted stock awards were made to the following persons for their board service: Mr. Lattimore (166,667 shares), Senator Kerrey (166,667 shares), General Franks (ret) (166,667 shares), Ms. Kondos (50,000 shares) and Mr. Horton (83,334 shares) at the fair value of $8.76 per share. The grants were in the form of restricted common stock grants. Each of the grants is subject to an irrevocable, exclusive option in our favor to repurchase any shares not released from our repurchase option subject to the grant for a period of 60 days exercisable only in the event a director ceases to be a service provider to us for any reason (other than termination of such director by us or termination for no reason). On each of the first, second, third and fourth anniversaries of the grant, 25% of the issued shares of common stock will be released from our repurchase option. In the event of a "change in control" all shares subject to the grant will be released from our repurchase option subject to certain exceptions.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock, as of February 27, 2015 by (i) each person known by us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group.

        The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or "investment power", which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

        Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	No. of Shares Beneficially Owned		Percentage Shares Beneficially Owned(1)
5% Shareholders
Edward F. Cowle	1,083,334		9.6%
1 Renaissance Square Apt 17 F
White Plains, New York 10601
H. Deworth Williams	931,670	(2)	8.2%
2681 East Parleys Way, Suite 204
Salt Lake City, Utah 84109
Blue Cap Shareholders	2,590,619	(3)	22.9%
Lattimore Shareholders	5,964,167	(4)	46.2%
Directors and Named Executive Officers
Kevin M. Cassidy	1,957,041	(5)	16.6%
F. Scott Chrimes	5,000		*
Mark Scott	24,000	(6)	*
John Victor Lattimore, Jr.	3,003,725	(7)	24.2%
Nancy Ah Chong	—		*
Mark Crandall	—		*
Senator J. Robert Kerrey	166,667	(8)	1.5%
General (ret) Tommy Franks	166,667	(8)	1.5%
Carol Kondos	83,334	(9)	*
Reagan Horton	83,334	(10)	*
All directors and executive officers as a group (9 persons)	5,465,768	(11)	42.4%

*Indicates less than 1%

(1)
Based on 11,327,050 shares of common stock outstanding as of February 27, 2015. This amount does not include 416,667 shares of our common stock that were previously authorized for issuance by our board of directors but are unissued and subject to claim by certain of our former directors.

(2)	Based in part upon a Schedule 13D filed by H. Deworth Williams on May 9, 2012.

(3)
Edward Cowle, H. Deworth Williams, Geoff Williams, Blue Cap Development Corp., and Children's International Obesity Fund, Inc. as "Blue Cap Shareholders" under the Voting Agreement, may be deemed to have formed a "group" under Rule 13d-5(b) of the Exchange Act. As a result the Blue Cap Shareholders may be deemed to beneficially own 2,590,619 shares of our common stock (or 22.9% of our common stock outstanding) on a combined basis.

(4)
Kevin Cassidy, John Victor Lattimore, Jr., Unique Materials, LLC ("Unique Materials"), Michael Parnell, Matthew Hoff, Daniel McGroarty and Winston Marshall as "Lattimore Shareholders" under the Voting Agreement, may be deemed to have formed a "group" under Rule 13d-5(b) of the Exchange Act. As a result, the Lattimore Shareholders may be deemed to beneficially own 5,964,167 shares of our common stock (or 46.2% of our common stock outstanding) on a combined basis.

(5)
Represents (i) 1,483,333 shares of common stock directly owned by Mr. Cassidy, of which 166,667 vest in four equal annual installments commencing on December 31, 2014, and (ii) warrants to purchase 473,704 shares of common stock owned by Logic.

(6)	Represents shares of common stock owned by an entity jointly owned by Mr. Scott and his spouse.

(7)
Represents (i) 233,334 shares of common stock directly owned by Mr. Lattimore, of which 166,667 vests in four equal annual installments commencing on December 31, 2014, (ii) 120,001 shares of common stock owned by Mr. Lattimore's wife, (iii) 798,778 shares of common stock owned by Lattimore Properties, Inc. ("Lattimore Properties") of which Mr. Lattimore is the President and Chairman, (iv) 712,429 shares of common stock owned by Unique Materials, which is wholly owned by Lattimore Properties; (v) 22,223 shares of common stock owned by the John & Mark Family Limited Partnership, of which Lattimore Properties is the sole general partner; (vi) warrants to purchase 116,960 shares of common stock owned by Lattimore Properties; and (vii) an option to purchase 1,000,000 shares of common stock owned by Lattimore Properties.

(8)	Represents 166,667 shares of common stock that vest in four equal annual installments commencing on December 31, 2014.

(9)	Represents (i) 50,000 shares of common stock that vest in four equal annual installments commencing on December 31, 2014, and (ii) 33,334 shares of common stock owned by Ms. Kondos' husband.

(10)	Represents 83,334 shares of common stock that vest in four equal annual installments commencing on December 31, 2014.

(11)
Represents (i) an aggregate of 3,875,104 shares of common stock, of which 800,000 vest in four equal annual installments commencing on December 31, 2014, and (ii) warrants and options to purchase an aggregate of 1,590,664 shares of common stock.

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

The following table sets forth the number of shares of common stock available for issuance by us pursuant to 2013 Plan, as well as warrants and other rights granted as of that date. As of December 31, 2014, we had not issued any options under the 2013 Plan. We have issued a number of warrants and stock grants to our directors and executive officers. The following table sets forth certain information regarding the number of securities to be issued upon the exercise of outstanding warrants and stock grants.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan
approved by shareholders	1,666,667	-	1,666,667
Equity compensation plans
not approved by shareholders	-	-	-
Total	1,666,667	-	1,666,667

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2014, we have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than 5% of our voting securities in which the amount involved exceeded $120,000.

Executive Officers and Directors

We have entered into employment and consulting agreements and granted stock awards to our executive officers and certain of our directors as more fully described in “Item 11 - Executive Compensation – Employment and Consulting Agreements.”

Properties

        Our principal executive offices were located at 5600 Tennyson Parkway, Suite 190, Plano, Texas 75024 during 2013. This office was shared with John Victor Lattimore, Jr., Chairman of our board of directors, and entities affiliated with Mr. Lattimore. Since January 20, 2014, we have leased office space at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024 and no longer share offices with Mr. Lattimore.

Repurchase Option Agreements

        We entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which we (i) acquired 33,334 shares of our common stock at $3.00 per share during September 2013, (ii) acquired 317,334 shares of our common stock at $3.00 per share during October 2013, and (iii) acquired 756,333 shares of our common stock at $3.00 per share during December 31, 2013 with a portion of the payment in the amount of $1,344,999 made during the quarter ended March 31, 2014 and the balance of $924,000 which was then due and payable. On December 31, 2014, we re-issued 301,334 shares of common stock in exchange for the extinguishment of $904,000 of the $924,000 that was due and payable. We also obtained the right from Mr. McGroarty, to acquire up to 266,667 shares of our common stock at $3.00 per share until April 30, 2014. The foregoing option was not exercised and on September 15, 2014, we agreed with Mr. McGroarty to repurchase 16,667 shares of our common stock by September 22, 2014 at $3.30 per share and 50,000 shares of our common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of our common stock at $3.30 per share on or before January 1, 2015. As of February 27, 2015, we had not repurchased these shares and the balance of $220,000 is currently due and payable. See "Item 3—Legal Proceedings". In addition, we obtained the right from Matthew Hoff and his affiliate to acquire up to 266,667 shares of our common stock at $3.30 per share until December 31, 2014 and we further obtained the right from an affiliate of Michael Parnell to acquire up to 266,667 shares of our common stock at $3.00 per share until December 31, 2014, both of which have expired. We intend to satisfy the remaining repurchase obligations of $240,000 from proceeds of future financings from time to time.

Sale of Media Business

        On January 28, 2014, we entered into a binding letter of intent to sell the common stock of Media Depot, Inc., or Media Depot, our media business subsidiary, and certain related media assets of ours to Michael D. Parnell, our former Chief Executive Officer, National Accounts Director and Director, or an affiliate of Mr. Parnell.

        On May 12, 2014, we and Mach One Media Group, Inc., or Mach One, entered into a Master Sale Agreement and related Share Purchase Agreement and Asset Purchase Agreement pursuant to which Mach One acquired all of the outstanding stock of Media Depot and acquired the assets and assumed the liabilities of ours related to the media business, effective January 1, 2014. Mach One is an affiliate of Michael Parnell, our former Chief Executive Officer, and Director and National Accounts Director.

        In addition, we and the Michael D. Parnell Living Trust, or the Parnell Trust, entered into an amendment to the Repurchase Option Agreement dated January 28, 2014, whereby we were granted the option to repurchase up to 266,667 shares of our common stock from the Parnell Trust at $3.00 per share (of which the option to repurchase 200,000 shares has since expired). The amendment extends the date on which we may exercise the right to repurchase the first 66,667 shares from March 15, 2014 to June 15, 2014 such that we may, at our option, repurchase 133,334 shares on or before June 15, 2014 and a further 66,667 shares on each of September 15, 2014 and December 15, 2014.

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

        In July 2014, we adopted a related person transaction policy pursuant to which our executive officers, directors and principal stockholders, including their immediate family members, will not be permitted, subject to certain exceptions, to enter into a related person transaction with us in which the amount involved exceeds $120,000 without the consent of our audit committee or by a majority of our disinterested directors. All of our directors and executive officers will be required to report to our Audit Committee any such related person transaction. In approving or rejecting the proposed transaction, our Audit Committee will satisfy itself that it has been fully informed as to the related person relationship and interest and as to the material factors of the proposed related person transaction and that the related person transaction is fair to us. A copy of our related person transactions policy will be available on our website.

        Prior to the adoption of our related person transaction policy, there was a legitimate business reason for all the related person transactions described above and we believe that, where applicable, the terms of the transactions are no less favorable to us than could be obtained from an unrelated person.

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

Service Fees Paid to the Independent Registered Public Accounting Firm

Our board of directors engaged PMB Helin Donovan, LLC to perform an annual audit of our financial statements for the years ended December 31, 2014 and 2013. The following is the breakdown of aggregate fees paid the last two fiscal years:

	Years Ended
	December 31,	December 31,
	2014	2013
Audit fees (1)	$28,550	$14,081
Audit-related fees (2) (3)	14,500	10,000
Tax fees (4)	-	-
All other fees (5)	5,539	-
Total fees paid	$48,589	$24,081

(1)	"Audit fees" are fees paid for professional services for the audit of our financial statements.

(2)
“Audit-Related fees” are fees to us for services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

(3)	Includes $7,500 of payments made by Lattimore Properties, Inc. on behalf of UREE.

(4)	“Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

(5)	“All Other Fees” are fees for services related to our registration statement filings.

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

(b) EXHIBITS:

The following exhibits are incorporated by reference to previous filed reports as noted:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of U.S. Rare Earths, Inc. approved November 14, 2013 (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on November 20, 2013).

3.2	Certificate of Amendment to Articles of Incorporation, filed December 15, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2014).

3.3	Amended and Restated Bylaws of U.S. Rare Earths, Inc. (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on September 10, 2013).

21.1	Subsidiaries of the Registrant. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Ex 101	The following materials from U.S. Rare Earth’s Annual Report on Form 10-K for the year ended December 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

US Rare Earths, Inc.:

We have audited the accompanying consolidated balance sheets of US Rare Earths, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2014 and 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Rare Earths, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

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

PMB Helin Donovan, LLP
/s/ PMB Helin Donovan, LLP
March 2, 2015
Seattle, Washington

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AN EXPLORATION STAGE COMPANY

	December 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:

Cash	$142,540	$2,216,102
Deposits	23,671	38,500
Deferred financing costs	276,811	-
Prepaid expenses	149,086	6,000
Other receivables	-	5,600

Total current assets	592,108	2,266,202

EQUIPMENT, NET	109,290	113,532

ASSETS FROM DISCONTINUED OPERATIONS	-	111,519

TOTAL ASSETS	$701,398	$2,491,253

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$2,497,401	$1,682,226
Accounts payable and accrued expenses-related party	286,982	80,470
Accrued compensation-officers	82,000	267,597
Accrued interest	30,716	-
Accrued interest-related party	358	-
Share repurchase obligation	240,000	2,268,999
Short-term note payable	106,490	-
Legal settlement liabilities	367,000	-
Other current liabilities	27,160	-

Total current liabilities	3,638,107	4,299,292

LIABILITIES FROM DISCONTINUED OPERATIONS	-	180,699

Total liabilities	3,638,107	4,479,991

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:

Preferred stock; 10,000,000 shares authorized,
outstanding, respectively	-	-

Common stock; 100,000,000 shares authorized,
at $0.00001 par value, 11,118,390 and 10,282,640
shares issued and outstanding, respectively	111	103
Additional paid-in capital	71,192,503	64,645,891
Accumulated deficit	(74,129,323)	(66,634,732)

Total stockholders' deficit	(2,936,709)	(1,988,738)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$701,398	$2,491,253

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AN EXPLORATION STAGE COMPANY

	Years Ended
	December 31, 2014	December 31, 2013
REVENUES

Revenues	$-	$-

Cost of revenues	-	-

Gross margin	-	-

OPERATING EXPENSES

Selling, general and administrative expenses	6,158,253	2,947,311
Exploration expense	936,161	1,811,569
Impairment expense	-	326,000

Total operating expenses	7,094,414	5,084,880

(Loss) from operations	(7,094,414)	(5,084,880)

OTHER INCOME (EXPENSE)

Interest expense	(34,407)	(19,190)
Loss on debt settlement	-	(1,282,650)
Loss on derivative liability option	-	(429,000)
Loss on legal settlement	(367,000)	(10,923,600)
Other income (expense)	-	(40,000)

Total other income (expense)	(401,407)	(12,694,440)

(LOSS) BEFORE INCOME TAXES	(7,495,821)	(17,779,320)
INCOME TAX EXPENSE	-	-

(LOSS) FROM CONTINUING OPERATIONS	(7,495,821)	(17,779,320)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,230	(57,942)

Net loss	$(7,494,591)	$(17,837,262)

PER SHARE DATA:

NET LOSS PER SHARE BEFORE DISCONTINUED OPERATIONS ATTRIBUTABLE TO UREE COMMON SHAREHOLDERS	$(0.72)	$(1.83)

DISCONTINUED OPERATIONS ATTRIBUTABLE TO UREE COMMON SHAREHOLDERS	$0.00	$(0.01)

NET LOSS PER SHARE ATTRIBUTABLE TO UREE COMMON SHAREHOLDERS	$(0.72)	$(1.84)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	10,430,898	9,718,271

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
AN EXPLORATION STAGE COMPANY

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2012	9,210,039	$92	$46,453,526	$(48,797,470)	$(2,343,852)

Common stock issued for services	100,000	1	861,999	-	862,000

Common stock issued for cash	929,166	9	5,904,991	-	5,905,000

Common stock issued upon exercise of warrants	78,149	1	(1)	-	-

Common stock issued for debt conversion and interest	650,932	7	3,268,770	-	3,268,777

Common stock issued for legal settlement	1,000,000	10	5,819,990	-	5,820,000

Cancellation of common stock	(578,646)	(6)	6	-	-

Repurchase of common stock	(1,107,000)	(11)	(3,320,990)	-	(3,321,001)

Stock option purchases	-	-	125,000	-	125,000

Loss on derivative liability option	-	-	429,000	-	429,000

Loss on option agreement	-	-	5,103,600	-	5,103,600

Net loss for the year ended December 31, 2013	-	-	-	(17,837,262)	(17,837,262)

Balance, December 31, 2013	10,282,640	$103	$64,645,891	$(66,634,732)	$(1,988,738)

Common stock issued for services	16,667	-	129,500	-	129,500

Common stock issued for cash	315,671	3	1,902,497	-	1,902,500

Common stock issued upon exercise of warrants	5,339	-	-	-	-

Common stock issued in satisfaction of liabilities	301,334	3	903,999	-	904,002

Repurchase of common stock	(3,334)	-	(10,000)	-	(10,000)

Stock repurchase obligation	-	-	(220,000)	-	(220,000)

Vesting of stock awards	200,002	2	(2)	-	-

Fractional share adjustment for reverse stock split	71	-	-	-	-

Forgiveness of amounts owed to officers	-	-	190,596	-	190,596

Stock-based compensation amortization	-	-	3,650,022	-	3,650,022

Net loss for the year ended December 31, 2014	-	-	-	(7,494,591)	(7,494,591)

Balance, December 31, 2014	11,118,390	$111	$71,192,503	$(74,129,323)	$(2,936,709)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
AN EXPLORATION STAGE COMPANY

	Years Ended,
	December 31,	December 31,
	2014	2013
OPERATING ACTIVITIES:

Net loss	$(7,494,591)	$(17,837,262)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation and amortization	28,384	20,721
Impairment of assets	-	326,000
Common stock and warrants issued for services	129,500	862,000
Common stock and warrants issued for liabilities	-	836,128
Stock-based compensation amortization	3,650,022	-
Loss on debt settlement	-	1,282,650
Loss on derivative liability option	-	429,000
Loss on legal settlement	367,000	10,923,600
Changes in Operating Assets and Liabilities:
Prepaid expenses	(143,086)	(6,000)
Other current assets and receivables	18,256	(44,100)
Accounts payable and accrued expenses	781,925	177,400
Accrued compensation-officers	5,000	(99,869)
Other current liabilities	27,160	-
Accrued interest	31,074	(11,109)
Net cash provided by (used in) discontinued operations	(69,181)	7,868
Net cash used in operating activities	(2,668,537)	(3,132,973)

INVESTING ACTIVITIES:

Purchase of fixed assets	(22,294)	(45,863)
Net cash used in investing activities	(22,294)	(45,863)

FINANCING ACTIVITIES:

Proceeds from the sale of common stock and warrants	1,902,500	5,905,000
Proceeds from the sale of options	-	125,000
Proceeds from note payable	190,251	-
Proceeds from note payable-related party	-	250,000
Repurchase of common stock	(1,354,999)	(1,052,001)
Payment of deferred financing costs	(36,722)	-
Repayment of note payable	(83,761)	-
Net cash provided by financing activities	617,269	5,227,999

INCREASE/(DECREASE) IN CASH	(2,073,562)	2,049,163
CASH AT BEGINNING OF PERIOD	2,216,102	166,939

CASH AT END OF PERIOD	$142,540	$2,216,102

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$3,333	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt settlements	$-	$1,150,000
Forgiveness of accrued compensation due to officers	$190,596	$-
Share repurchase liability	$240,000	$2,268,999

The accompanying notes are an integral part of these consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AN EXPLORATION STAGE COMPANY
DECEMBER 31, 2014

NOTE 1. ORGANIZATION

The Company and Our Business

U.S. Rare Earths, Inc. (“UREE”, “U.S. Rare Earths” or the “Company”) is a rare earth elements exploration and claims acquisition company based in Plano, Texas that seeks to create a completely independent American based rare earth supply chain solution within the continental United States.

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

The Company is considered an exploration stage company under criteria of the Securities and Exchange Commission (the "SEC") because it has not demonstrated the existence of proven or probable reserves at its claims. Accordingly, as required under SEC guidelines and United States generally accepted accounting principles ("U.S. GAAP") for companies in the exploration stage, all of the Company's investments in mining properties to date have been expensed as incurred and therefore do not appear as assets on its balance sheet. The Company expects exploration expenditures will continue during 2015 and subsequent years. The Company expects to remain an exploration stage company for the foreseeable future. The Company will not exit the exploration stage until such time as the Company demonstrates the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, all expenditures for mine exploration and construction will continue to be expensed as incurred.

The Company's principal source of liquidity for the next several years will be the continued raising of capital through the issuance of equity or debt securities and the exercise of warrants. The Company plans to raise funds for each step of a project and, as each step is successfully completed, raise the capital for the next phase of the project. The Company believes this will reduce the cost of capital as compared to trying to raise all of the anticipated capital at once up front. However, since the Company's ability to raise additional capital will be affected by many factors, most of which are not within the Company's control, no assurance can be given that the Company will in fact be able to raise the additional capital as needed.

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the Company’s media business subsidiary, and certain related media assets of the Company to Michael D. Parnell, the Company’s former Chief Executive Officer, National Accounts Director and a Director, or an affiliate of Mr. Parnell.  On May 12, 2014, the Company completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014.  See Note 4 and Note 13 for additional information regarding the sale of the media business.

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

The Company was incorporated in the State of Delaware on July 27, 1999 and changed its domicile to the State of Nevada in December 2007.  The Company’s principal executive offices are located at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024. The telephone number is 972-294-7116.  The Company’s principal website address is located at www.usrareearths.com. The information contained on, or that can be accessed through, its website is not incorporated into and is not a part of this Annual Report on Form 10-K. The Company has included its website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Liquidity and Going Concern

To date, the Company had no revenues from its rare-earth elements claims.

At December 31, 2014, the Company had cash of $142,540 and a working capital deficit of $3,045,999. At December 31, 2013, the Company had cash of $2,216,102 and a working capital deficit of $2,033,090. This decrease in cash was due primarily to repurchases of shares and operating losses during the year ended December 31, 2014. During the year ended December 31, 2014, the Company raised $1,902,500 through the sale of its common stock and warrants. During the year ended December 31, 2013, the Company raised $6,280,000 through the sale of its common stock, options and the issuance of notes. The Company expects the discontinuation of the media business to provide an immaterial improvement to its cash flow since its operating expenses exceeded revenues for each of the last two fiscal years.

The Company’s business plan calls for significant expenses in connection with the exploration and development of the claims and the Company has budgeted expenditures for the next twelve months of approximately $9 million. To date, the Company has principally financed its operations through the sale of its common stock and the issuance of debt. The Company does not currently have sufficient funds to conduct continued exploration on its claims and requires additional financing in order to determine whether the claims contain economically viable quantities of reserves of rare-earth elements. The Company will also require additional financing if the costs of the exploration of the claims are greater than anticipated. The Company will also require additional financing to sustain its business operations if it is not successful in earning revenues once exploration is complete.  Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of its properties and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

Financing transactions may include the issuance of equity or debt securities of the Company, obtaining credit facilities, or other financing mechanisms.  However, the Company cannot assure that additional financing will be available when needed on favorable terms, or at all. Even if the Company is able to raise the funds required, it is possible that the Company could incur unexpected costs and expenses or experience unexpected cash requirements that would force the Company to seek alternative financing. Furthermore, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of its common stock. The inability to obtain additional capital will restrict the Company's ability to grow and will impact its ability to continue to conduct business operations. If the Company is unable to obtain additional financing, it will have to curtail its plans and possibly cease operations.

If reserves of rare-earth elements are identified in economically-viable quantities, additional capital will be needed to actually develop and mine those reserves. Even if economic reserves are found, the Company will not be able to develop its mining operations should it be unable to obtain the necessary financing.

Going Concern

The Company's accountants have expressed doubt about its ability to continue as a going concern as a result of the Company's history of net losses. The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to successfully execute the above plans. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

These consolidated financial statements include the Company’s consolidated financial position, results of operations, and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. The Consolidated Subsidiaries of U.S. Rare Earths, Inc. during 2014 and 2013 include Seaglass Holding Corp., Media Depot, Inc. and Media Max, Inc.  The operations and financial positions of Media Depot, Inc. and Media Max, Inc. are included in discontinued operations for 2013.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of December 31, 2014, the Company had $0 in uninsured cash amounts.

Deferred Financing Costs

Deferred financing costs consist of specific, incremental capitalized costs directly attributable to a proposed offering of securities.  In the event of a successful public offering, these deferred costs will be charged against the gross proceeds of the offering in additional paid-in capital.  In the event the offering is abandoned, any capitalized costs will be charged to expense in the period in which the offering is abandoned.

Property and Equipment

Equipment consists of machinery, furniture, fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally five to seven years.

Mineral Rights

Costs of acquiring mineral rights are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets held for disposal and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected costs associated with selling the asset).  To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at December 31, 2014 and 2013 based upon the short-term nature of the assets and liabilities.

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

Stock-Based Compensation

The Company has share-based compensation plans under which non-employees, consultants and suppliers may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award over the requisite service period. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock options and stock to non-employees and other parties are accounted for in accordance with ASC 505. The Company recorded equity-based costs for non-employees, consultants and suppliers of $129,500 during the year ended December 31, 2014. The Company recorded equity-based costs for non-employees, consultants and suppliers of $0 during the year ended December 31, 2013.

The Company applies ASC 718 for options, common stock and other equity-based grants to its employees and directors. ASC 718 requires measurement of all employee equity-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period.  The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions.  After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant.  The Company recorded equity-based costs for employees and directors of $3,650,022 for the year ended December 31, 2014.  The Company recorded equity-based costs for employees and directors of $0 during the year ended December 31, 2013.

Provision for Income Taxes

The Company accounts for income taxes under the liability method, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has analyzed its filing positions in all jurisdictions where it is required to file returns, and found no positions that would require a liability for unrecognized income tax positions to be recognized. The Company is subject to tax examinations. In the event that it is assessed penalties and or interest, penalties will be charged to other financing expense and interest will be charged to interest expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of December 31, 2014, the Company had issued warrants for the purchase of 1,154,234 common shares and an option to purchase 1,000,000 shares that were not included in the computation of loss per share at December 31, 2014 because they would have been anti-dilutive. As of December 31, 2013, the Company had issued warrants for the purchase of 982,363 and an option to purchase 1,000,000 shares that were not included in the computation of loss per share at December 31, 2013 because they would have been anti-dilutive.

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

Reclassification

Management has determined certain costs should be reclassified between selling, general and administrative and exploration expense in 2014.  Certain amounts from prior periods have been reclassified to make the prior periods comparable to the current periods.  For the year ended December 31, 2013, $481,407 was reclassified to exploration expense from selling, general and administrative expense. These reclassifications have no impact on net income, earnings per share, retained earnings, or results of continuing operations.

Reverse Stock Split

The Company's board of directors and majority shareholders approved an amendment to the Company's articles of incorporation to effect a reverse stock split of the Company's common stock at a ratio between 1-for-2 and 1-for-3. The Company's shareholders further authorized the board of directors to determine the ratio at which the reverse stock split would be effected. On October 2, 2014, the Company's board of directors authorized that the ratio of the reverse split be set at 1-for-3. On December 16, 2014, the Company amended its articles of incorporation to effect the reverse stock split at a ratio of 1-for-3. All the relevant information relating to numbers of shares and per share information contained in these consolidated financial statements has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Topic 205), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, in connection with the preparation of annual and interim financial statements, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued, or within one year after the date that the financial statements are available to be issued, when applicable. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, which is effective for the Company’s first quarter of fiscal year 2016. The opinion of the Company’s independent registered public accounting firm on the Company’s audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2014-15.

In November 2014, the FASB issued ASU 2014-16, Determining whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (Topic 815), which clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  Specifically, the amendments clarify that an entity should consider all relevant terms and features – including the embedded derivative feature being evaluated for bifurcation – in evaluating the host contract.  The amendments also clarify that the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  Finally, the amendments clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight the terms and features.  ASU 2014-16 is effective for annual and interim reporting periods beginning after December 15, 2015, which is effective for the Company’s first quarter of fiscal year 2016.  Early adoption in interim and annual periods is permitted.  Currently the Company does not have such contracts or financial instruments. Therefore, the Company does not believe the adoption of ASU 2014-16 will have a material effect on the Company’s consolidated financial statements. The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2014-16.

NOTE 3. ACQUISITIONS

Idaho and Montana Assets – Part of the UREE (Delaware Merger)

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

Pursuant to the terms of the Merger Agreement, stockholders of the Delaware entity exchanged 100% of their outstanding common stock for 1,666,667 unregistered shares of the Company’s common stock valued at $8.55 per share. As part of the acquisition price, the Company also assumed a note payable in the amount of $1,418,719 and certain other accounts payable totaling $16,817. At closing, the Company paid $500,000 related to the notes payable.

The Company was not able to obtain a valuation of the properties, assigned a fair value to the claims of $0, and recorded an impairment expense of $15,678,000 for the year ended December 31, 2011.

Colorado Assets - Part of the Seaglass Holding Corp Merger

On December 15, 2010, the Company entered into an Agreement of Plan and Merger with Seaglass Holding Corp (the “Seaglass Merger Agreement”). As part of the acquisition of Seaglass, the Company acquired rights to 611 unpatented lode mining claims that cover approximately 12,200 acres of land in Fremont, Gunnison and Saguache Counties, Colorado. The Company believes the mineral claims are on, near or adjacent to anomalous values of rare-earth elements.  Pursuant to the terms of the Seaglass Merger Agreement, the stockholders of Seaglass exchanged 100% of the outstanding common stock of Seaglass for 1,966,667 unregistered shares of the Company’s common stock valued at $1.50 per share, or $2,950,000. An independent evaluation was performed by a licensed professional engineer to estimate the fair market value of the claims on the date of acquisition. Based on this report, the Company assigned a fair value to the claims of $326,000 and recorded an impairment expense of $2,624,000 for the year ended December 31, 2010. An impairment expense of $326,000 was recorded for the year ended December 31, 2013.

The Company has no reported mineral reserves and all activities are exploratory in nature. Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral claims. All costs have been recorded as exploration expenses.

NOTE 4. DISCONTINUED OEPRATIONS

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the Company’s media business subsidiary, and certain related media assets of the Company to Michael D. Parnell, the Company’s former Chief Executive Officer, National Accounts Director and a Director of the Company.  On May 12, 2014, the Company completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014.  See Note 13 for additional information regarding the sale of the media business. As a result of the completed sale, the financials of the media business have been excluded from the financial statements for the year ended December 31, 2014.

The Company has identified the assets and liabilities attributed to the media business.  Assets and liabilities as of December 31, 2013 attributed to the business are as follows:

Assets from discontinued operations

December 31,
2013
Accounts receivable, net	$98,374
Equipment, net	13,145
Total assets from discontinued operations	$111,519

Liabilities from discontinued operations

December 31,
2013
Accounts payable and accrued expenses	$180,178
Deferred revenue	521
Total liabilities from discontinued operations	$180,699

Income (loss) attributed to the media business for the years ended December 31, 2014 and 2013 were as follows:

Income from discontinued operations

	Years Ended,
	December 31,	December 31,
	2014	2013
Revenues from discontinued operations	$-	$1,907,903
Cost of revenues	-	(1,727,534)
Selling, general and administrative expenses	-	(237,298)
Interest expense	-	(727)
Other expense	-	(286)
Gain on disposal of discontinued operations	1,230	-
Income from discontinued operations before taxes	1,230	(57,942)
Income tax expense	-	-
Income from discontinued operations	$1,230	$(57,942)

The Company does not believe there is an effect of income taxes on discontinued operations. Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under Internal Revenue Code Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2014	2013

Office equipment	5 years	$50,496	$26,354
Mining and other equipment	5-7 years	131,218	131,218
Less: accumulated depreciation		(72,424)	(44,040)
		$109,290	$113,532

Depreciation expense for the years ended December 31, 2014 and 2013 was $28,384 and $20,721, respectively.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable

Accounts payable were $2,497,401 and $1,682,226 as of December 31, 2014 and December 31, 2013, respectively. Such liabilities consisted of amounts due to vendors for legal expenses, mining expenditures, external audit and other expenses incurred by the Company.

Related Party Payable and Accrued Expenses

Related party payable and accrued expenses as of December 31, 2014 and December 31, 2013 reflected the following:

	December 31,	December 31,
	2014	2013
Related party payables due to Kevin Cassidy
for amounts paid on behalf of UREE	$903	$-
Related party payables due to CRE Cloud Solutions
for services	3,248	-
Related party payables due to Lattimore Properties, Inc.
for amounts paid on behalf of UREE	74,230	80,470
Related party payables due to Logic International Consulting Group
for services	208,959	-

	$287,340	$80,470

Accrued Employee Taxes

During the years ended December 31, 2011 and 2012, the Company did not report stock-based compensation on Form 1099 or W-2, which amounted to $8,654,149 and $713,594 respectively. During the year ended December 31, 2013, the Company processed compensation to its chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. The Company recorded $271,602 as accounts payable as of December 31, 2014 for FICA costs for the years ended December 31, 2011, 2012 and 2013. The Company has accrued interest and penalties of $49,917 related to the taxes due to the Internal Revenue Service. Of this amount, interest of $22,757 is included in accrued interest, and penalties of $27,160 are included in other current liabilities. All stock-based compensation to officers, employees and independent contractors was recorded at their grant date fair market value in the financial statements for the years ended December 31, 2013, 2012 and 2011.

NOTE 7. SHARE REPURCHASE OBLIGATIONS

The Company had share repurchase obligations of $240,000 and $2,268,999 as of December 31, 2014 and December 31, 2013, respectively. The Company acquired 756,333 shares of its common stock at $3.00 per share during the year ended December 31, 2013 with a portion of the payment in the amount of $1,344,999 made during the quarter ended March 31, 2014 and the balance of $924,000 then currently due and payable.  On December 31, 2014, the Company issued 301,334 shares of common stock in exchange for a the extinguishment of $904,000 of the $924,000 in share repurchase obligations. In addition, during the year ended December 31, 2014, the Company agreed to purchase from an existing stockholder an aggregate of 66,667 shares of the Company's common stock for the amount of $220,000, which is currently due and payable. The remaining amount of $240,000 is due and payable. The Company intends to satisfy this balance from proceeds of future financings of the Company from time to time.

NOTE 8. SHORT-TERM NOTES PAYABLE

Short-term notes payable were $106,490 and $0 as of December 31, 2014 and December 31, 2013, respectively. Such notes payable for December 31, 2014 consisted of a note payable related to the Company’s financing of D&O insurance coverage.  The original loan amount was $190,251, and is to be repaid in monthly installments starting in September 2014 through May 2015 at an annual interest rate of 4.49%. For the year ended December 31, 2014, the Company has repaid $83,761 of the loan amount.

NOTE 9. LEGAL SETTLEMENT LIABILITIES

Legal settlement liabilities were $367,000 and $0 as of December 31, 2014 and December 31, 2013, respectively. Such liabilities for December 31, 2014 consisted of $295,000 in business and legal expense reimbursements and $72,000 in office expenses payable pursuant to the 2013 legal settlement.

NOTE 10. OTHER CURRENT LIABILITIES

Other current liabilities were $27,160 and $0 as of December 31, 2014 and December 31, 2013, respectively.  In December 2014, the Company was notified by the IRS that penalties would apply to past due payroll tax liabilities related to the stock-based compensation awarded during the years ended December 31, 2011 and 2012, for which the Company did not report or withhold payroll taxes.  Based on the notice received from the IRS, the Company accrued $27,160 in penalties.

NOTE 11. RELATED PARTY TRANSACTIONS

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

Under the terms of the September Note, the principal and unpaid accrued interest was due the earlier of September 15, 2015 or conversion into Company common stock at the demand of the holder at $8.55 per share. The September Note included a demand payment if the Chairman, President or Vice President or 20% or more of the Company’s board of directors was changed after September 13, 2012. The September Note was secured by all mineral claims, real properties, fixed assets, inventory and accounts receivable.

On June 28, 2013, Unique Materials converted the outstanding principal due under the September Note, together with interest of $25,644, into 225,215 shares of the Company’s common stock at $3.00 per share. The fair value of the stock on the date of conversion was $4.95, and the Company recorded the difference between the conversion price and the fair value of $439,169 as loss on settlement of debt.

Unique Materials November 20, 2012 Note

On November 20, 2012, the Company entered into an unsecured Promissory Note (the “November Note”) with Unique Materials maturing on November 20, 2015, pursuant to which the Company borrowed $250,000 at 5% per annum interest from Unique Materials.

On June 28, 2013, Unique Materials converted the outstanding principal due under the November Note, together with interest of $7,534, into 85,845 shares of the Company’s common stock at $3.00 per share. The fair value of the stock on the date of conversion was $4.95, and the Company recorded the difference between the conversion price and the fair value of $167,397 as loss on settlement of debt.

Unique Materials February 4, 2013 Note

On February 4, 2013, the Company entered into an unsecured Promissory Note (the “February Note”) with Unique Materials maturing on February 4, 2016, pursuant to which the Company borrowed $150,000 at 5% per annum interest from Unique Materials.

On June 28, 2013, Unique Materials converted the outstanding principal due under the February Note, together with interest of $2,950, into 50,984 shares of its common stock at $3.00 per share. The fair value of the stock on the date of conversion was $4.95, and the Company recorded the difference between the conversion price and the fair value of $99,418 as loss on settlement of debt.

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

On August 22, 2013, the Partnership converted the June Note into 22,223 shares of the Company’s common stock at $4.50 per share and waived the interest due on the May Note. The fair market value of the Company common stock on August 22, 2013 was $7.05 per share, and the Company recorded a loss on debt settlement of $56,667, which equals the difference between the fair market value of the shares on the date of conversion and the conversion price. In connection with the conversion, the Partnership executed a Release of Mortgage and cancelled all security related to the Company’s real property and other assets.

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

On March 27, 2013, the parties in the Nevada Action and the Utah Action entered into a Settlement Agreement and General Release (the “Settlement Agreement”), which was approved on June 5, 2013 by the Eighth Judicial District Court, Clark County, Nevada, pursuant to which the parties agreed: (a) to dismiss the pending Nevada Action and Utah Action and to release all claims against one another in those actions; (b) to release any claims pertaining to its sale of 681,817 shares of Company common stock sold to Lattimore Properties, Inc. (“Lattimore Properties”) on September 12, 2012 at a price of $0.81 per share for a total of $550,000; (c) to release any claims pertaining to the issuance of a convertible secured promissory note to Unique Materials, LLC on September 13, 2012 for $650,000 at 5% interest, convertible into Company common stock at not less than $3.00 per share; (d) to enter into a Stock Purchase Agreement pursuant to which H. Deworth Williams, Edward Cowle and Geoff Williams, or the Sellers, will sell 333,334 shares of Company common stock owned by the Sellers to John Victor Lattimore, Jr. or his affiliates for a total purchase price of $1,000,000; (e) to compensate Kevin Cassidy and his affiliated companies, including Logic International Consulting Group, LLC, known as Logic, with which the Company has an ongoing relationship, for their consulting services in connection with the settlement by issuing to them 1,000,000 shares of Company common stock plus a convertible unsecured promissory note for $650,000, convertible into common stock at a conversion price of $3.00 per share; (f) to grant to defendants H. Deworth Williams, Edward Cowle, Geoff Williams, Blue Cap Development Corp. and their affiliated entity, Thorium Energy, Inc., a right of first refusal—consistent with the terms and conditions put forth by a bona fide third-party commercial bidder to be determined by the parties—for a period of 10 years with respect to a contract for the disposition of thorium in connection with the Company’s mining of rare earth elements on its Lemhi Pass claims; and (g) to issue to John Victor Lattimore, Jr. or one of his affiliated companies an option to purchase up to 1,000,000 shares of Company common stock at a price of $3.00 per share and upon such other terms as are determined by the Company’s board of directors.

The Settlement Agreement also contained certain contingent agreements, which were conditioned upon the Company’s completion of a stock offering and/or PIPE transaction of more than $6,000,000 in the aggregate by the end of 2015. If the Company successfully completes such a stock offering and/or PIPE transaction, it has agreed to: (a) assume and maintain the lease of certain offices of the Company located in Salt Lake City, Utah; (b) reimburse H. Deworth Williams for certain business costs and expenses incurred for the benefit of the Company in an amount not to exceed $145,000; (c) reimburse defendants H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. for their costs and fees incurred in the Nevada Action and the Utah Action in an amount not to exceed $150,000; (d) to retrieve or “claw back” not less than 700,000  shares of Company common stock that were authorized for issuance to Michael Parnell, Matthew Hoff, H. Deworth Williams, Winston Marshall, Greg Schifrin, Geoff Williams and Edward Cowle for non-cash consideration and future services; and (e) to employ Edward Cowle as a senior level executive with the company.

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

Pursuant to the terms of the Settlement Agreement, the Company agreed to issue 1,000,000 shares of its common stock at a price of $3.00 per share to Kevin Cassidy, Logic, and James J. Cahill, the managing director and registered principal of Agincourt Capital, LLC, an affiliate of Logic, as compensation for the consulting services rendered during the term of the litigation. On October 7, 2013, the Company issued 1,000,000 shares of common stock to Kevin Cassidy, controlling owner of Logic, as payment in full for the accrued liability associated with the consulting services. As a part of the audit of the Company’s financial statements for the year ended December 31, 2013, management determined that the issuance of shares for payment of services should have been recorded June 5, 2013. As a result, the Company valued the 1,000,000 shares at the June 5, 2013 closing price of Company common stock of $5.82 per share and expensed an additional $2,820,000 for a total liability of $5,820,000 during the three months ended June 30, 2013. The Company also reclassified the original accrual of $3,000,000 related to the transaction by reducing the amount of loss on debt settlement (where the value of the transaction had been booked) by $3,000,000 (from $4,225,983 to $1,225,983) and recorded $5,820,000 to loss on legal settlement.

Conversion of Liability with Logic International Consulting Group, LLC and Kevin Cassidy

On June 28, 2013, Logic converted liabilities of $800,000 into 266,667 shares of common stock at $3.00 per share. The fair value of the stock on the date of conversion was $4.95, and the Company recorded the difference between the conversion price and the fair value of $520,000 as loss on settlement of debt.

Lattimore Option

On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, pursuant to which it granted Lattimore Properties a three-year option to purchase up to 1,000,000 shares of its common stock, at $3.00 per share, for a purchase price of $75,000. The effectiveness of the option was conditioned on approval of the Settlement Agreement. Subsequent to the approval of the Settlement Agreement, the option had not been exercised as of December 31, 2014.

Repurchase Options

The Company entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which it (i) acquired 33,334 shares of the Company’s common stock at $3.00 per share during September 2013, (ii) acquired 317,334 shares of the Company’s common stock at $3.00 per share during October 2013, and (iii) acquired 756,333 shares of the Company’s common stock at $3.00 per share during December 31, 2013 with a portion of the payment in the amount of $1,344,999 made during the quarter ended March 31, 2014 and the balance of $924,000 which was then due and payable. On December 31, 2014, the Company re-issued 301,334 shares of common stock in exchange for the extinguishment of $904,000 of the $924,000 that was due and payable. The Company also obtained the right from Mr. McGroarty, to acquire up to 266,667 shares of the Company’s common stock at $3.00 per share until April 30, 2014. The foregoing option was not exercised and on September 15, 2014, the Company agreed with Mr. McGroarty to repurchase 16,667 shares of its common stock by September 22, 2014 at $3.30 per share and 50,000 shares of the Company’s common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of the Company’s common stock at $3.30 per share on or before January 1, 2015. As of February 27, 2015, the Company had not repurchased these shares and the balance of $220,000 is currently due and payable. See Note 13. In addition, the Company obtained the right from Matthew Hoff and his affiliate to acquire up to 266,667 shares of the Company’s common stock at $3.30 per share until December 31, 2014 and the Company further obtained the right from an affiliate of Michael Parnell to acquire up to 266,667 shares  of its common stock at $3.00 per share until December 31, 2014, both of which have expired. The Company intends to satisfy the remaining repurchase obligations of $240,000 from proceeds of future financings from time to time. The Company intends to satisfy this balance from proceeds of future financings of the Company from time to time.

Warrants or Other Rights Issued to Affiliates

On March 21, 2013, Diane Cassidy, sister of Kevin Cassidy, the Company’s Chief Executive Officer, exercised a warrant on a cashless basis resulting in the issuance of 64,815 shares of the Company’s common stock. The warrant was originally issued to Logic as compensation for services.

Forfeiture of Shares

On June 28, 2013, Mr. Parnell and Mr. Hoff each forfeited 250,000 shares of common stock. This 500,000 forfeiture is part of the retrieval or “claw back” of not less than 700,000 shares of common stock that was authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services in connection with the Settlement Agreement.

On September 26, 2013, McKim and Company LLC and James J. Cahill, an affiliate of Logic, forfeited 70,313 shares of the Company’s common stock.

Lattimore Share Purchase

On December 15, 2014, we issued 36,667 shares of common stock to the wife of John Victor Lattimore, Jr. for $110,000.

NOTE 12. COMMON STOCK

The Company had the following equity transactions during the year ended December 31, 2013:

On March 8, 2013 and effective with the court approval of the Settlement Agreement on June 5, 2013, the Company entered into an option purchase agreement with Lattimore Properties pursuant to which the Company granted Lattimore Properties a three-year option to purchase up to 1,000,000 shares of our commons stock at $3.00 per share in consideration for $75,000. The Company valued the option at $5.18 per share using Black Scholes Merton Model and expensed $5,103,600, less the $75,000 paid, during the year ended December 31, 2013.

On March 21, 2013, Diane Cassidy, sister of Kevin Cassidy, Chief Executive Officer, exercised a warrant on a cashless basis resulting in the issuance of 64,815 shares of the Company’s common stock.  The warrant price was $1.50 per share.  The warrant was valued at $0.81 per share.

On June 28, 2013, Unique Materials converted the $650,000 of outstanding principal due under the September Note together with interest of $25,644 into 225,215 shares of the Company’s common stock at $3.00 per share.  The fair value of the stock on the date of conversion was $4.95 and the Company recorded the difference between the conversion price and the fair value of $439,169 as loss on settlement of debt.

On June 28, 2013, Unique Materials converted the $250,000 of outstanding principal due under the November Note together with interest of $7,534 into 85,845 shares of the Company’s common stock at $3.00 per share.  The fair value of the stock on the date of conversion was $4.95 and the Company recorded the difference between the conversion price and the fair value of $167,397 as loss on settlement of debt.

On June 28, 2013, Unique Materials converted the $150,000 of outstanding principal due under the February Note together with interest of $2,950 into 50,984 shares of the Company’s common stock at $3.00 per share.  The fair value of the stock on the date of conversion was $4.95 and the Company recorded the difference between the conversion price and the fair value of $99,418 as loss on settlement of debt.

On June 28, 2013, Logic converted liabilities of $800,000 into 266,667 of the Company’s restricted common shares at $3.00 per share. The fair value of the stock on the date of conversion was $4.95 and the Company recorded the difference between the conversion price and the fair value of $520,000 as loss on settlement of debt.

On June 28, 2013, Michael Parnell and Matt Hoff each forfeited 250,000 shares of common stock. This 500,000 forfeiture is part of the retrieval or “claw back” not less than 700,000 shares of the Company’s common Stock that were authorized for issuance to certain individuals on August 27, 2012 for non-cash consideration and future services that was included in the Settlement Agreement and General Release approved on June 5, 2013.

On August 22, 2013, the John and Mark Family Limited May Note with an outstanding principal of $100,000 due, was converted into 22,223 shares of the Company’s common stock at $4.50 per share.  The fair market value of the common stock on August 22, 2013 was $7.05 per share and the Company recorded a loss on debt settlement of $56,667, which equals the difference between the fair market value of the shares on the date of conversion and the conversion price as loss on debt settlement.

On September 5, 2013, former employees forfeited 8,334 shares of the Company’s common stock.

On September 26, 2013, Company consultants forfeited 70,313 shares of the Company’s common stock.

During the year ended December 31, 2013, the Company issued 929,167 shares of common stock to investors for $5,905,000.

On October 7, 2013, Mr. Cassidy converted $3,000,000 of accrued compensation-officers into 1,000,000 shares of its common stock at $3.00 per share. The Company valued the 1,000,000 shares at the June 5, 2013 fair market value of $5.82 and expensed $5,820,000 during the year ended December 31, 2013.

On November 19, 2013, a holder of a warrant exercised a warrant on a cashless basis resulting in the issuance of 13,334 shares of the Company's common stock. The warrant was valued at $1.50 per share.
On November 26, 2013, the Company issued 16,667 shares of common stock to a consultant for investor relations services. The shares were valued at the fair market price of $9.42 per share and the Company expensed $157,000 during the three months ended December 31, 2013.

On December 5, 2013, the Company issued 83,334 shares of common stock to a consultant for investor marketing services. The shares were valued at the fair market price of $8.46 per share. The Company recorded consulting expense in the amount of $705,000 during the three months ended December 31, 2013.

On December 30, 2013, the Company granted an aggregate of 800,000 shares of common stock to certain directors for their service as directors. The shares of common stock vest annually over four years. The fair value of the Company's stock on the date of grant was $8.76.

The Company entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which it (i) acquired 33,334 shares of the Company’s common stock at $3.00 per share during September 2013, (ii) acquired 317,334 shares of the Company’s common stock at $3.00 per share during October 2013, and (iii) acquired 756,333 shares of the Company’s common stock at $3.00 per share during December 31, 2013 with a portion of the payment in the amount of $1,344,999 made during the quarter ended March 31, 2014 and the balance of $924,000 which was then due and payable. On December 31, 2014, the Company re-issued 301,334 shares of common stock in exchange for the extinguishment of $904,000 of the $924,000 that was due and payable. The Company also obtained the right from Mr. McGroarty, to acquire up to 266,667 shares of the Company’s common stock at $3.00 per share until April 30, 2014. The foregoing option was not exercised and on September 15, 2014, the Company agreed with Mr. McGroarty to repurchase 16,667 shares of its common stock by September 22, 2014 at $3.30 per share and 50,000 shares of the Company’s common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of the Company’s common stock at $3.30 per share on or before January 1, 2015. As of February 27, 2015, the Company had not repurchased these shares and the balance of $220,000 is currently due and payable. See Note 13. In addition, the Company obtained the right from Matthew Hoff and his affiliate to acquire up to 266,667 shares of the Company’s common stock at $3.30 per share until December 31, 2014 and the Company further obtained the right from an affiliate of Michael Parnell to acquire up to 266,667 shares of its common stock at $3.00 per share until December 31, 2014, both of which have expired. The Company intends to satisfy the remaining repurchase obligations of $240,000 from proceeds of future financings from time to time. The Company intends to satisfy this balance from proceeds of future financings of the Company from time to time.

Derivative Instruments—Option

On May 20, 2013, the Company entered into an Option Agreement with Postscriptum Ventures where by Poststrictum paid $50,000 for the option to purchase 216,667 shares of common stock at the higher of 75% of the ten-day closing average or $6.00 per share through December 30, 2013. The Company valued the option at $3.72 using Black Scholes Merton Model. This option was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. The Option was not exercised by December 30, 2013 and the Company reclassified the fair value of the derivative liability of $429,000 as additional paid in capital on December 30, 2013.

The Company had the following equity transactions during the year ended December 31, 2014:

During January 2014, the Company issued 41,667 shares of its common stock to investors for $312,500.

On March 10, 2014, a holder of a warrant exercised the warrant on a cashless basis resulting in the issuance of 5,339 shares of the Company’s common stock. The warrant price was $1.50 per share.

On March 17, 2014, the Company issued 16,667 shares of its common stock to a consultant in exchange for services. The shares were valued at $129,500 and were expensed as selling, general and administrative expenses during the three months ended March 31, 2014.

During April 2014, the Company issued 17,334 shares of its common stock to investors for $130,000.

On June 17, 2014, the Company issued 100,000 shares of its common stock and warrants to purchase 116,667 shares of common stock to an investor for $750,000. The warrant exercise price was $4.50 per share.  The warrants expire on December 31, 2015.

In June 2014, the Company exercised an option to repurchase 3,334 shares from a stockholder for $10,000.  The shares were repurchased in June 2014.

On August 29, 2014, the Company issued 13,334 shares of its common stock and warrants to purchase 15,467 shares of common stock to an investor for $100,000.  The warrant exercise prices was $4.50 per share.  The warrants expire on December 31, 2015.

On September 3, 2014, the Company issued 26,667 shares of its common stock and warrants to purchase 30,934 shares of common stock to an investor for $200,000.  The warrant exercise price was $4.50 per share.  The warrants expire on December 31, 2015.

On October 23, 2014, the Company issued 13,334 shares of its common stock and warrants to purchase 15,467 shares of common stock to an investor for $100,000.  The warrant exercise price was $4.50 per share.  The warrants expire on December 31, 2015.

During December 2014, the Company issued 103,334 shares of its common stock to investors for $310,000.

During December 2014, the Company also reissued 301,334 shares of its common stock to shareholders from whom the Company previously repurchased such shares but had not paid the repurchase price for such shares. In exchange for the re-issuance, an aggregate of $904,000 that was current and due for such repurchase was extinguished.

During December 2014, 200,002 common shares granted to certain members of the board of directors were released from their repurchase option, and became vested. The shares were granted in December 2013, and the shares are subject to an irrevocable, exclusive option in our favor to repurchase any shares not released from our repurchase option.  On each of the first, second, third and fourth anniversaries of the grant, 25% of the granted shares of stock will be released from our repurchase option subject to certain exceptions.

A summary of the warrants issued as of December 31, 2014 were as follows:

	December 31, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at 12/31/13	982,363	$7.41
Issued	178,538	$4.50
Exercised	(6,667)	$1.50
Forfeited	-	$-
Expired	-	$-
Outstanding at end of period	1,154,234	$7.00
Exerciseable at end of period	1,154,234

A summary of the warrants outstanding as of December 31, 2014 is presented below:

	December 31, 2014
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
530,373	1.53	$1.50	530,373
623,861	1.36	$11.67	623,861
1,154,234		$7.00	1,154,234	$7.00

Warrants convertible into 530,373 shares of Company common stock were “in the money” as the exercise price was less than the fair market value of common stock on December 31, 2014.  The intrinsic value of these warrants was $1,527,474.

A summary of unvested common stock awards outstanding as of December 31, 2014 is presented below:

		Fair Market Value
	Common	per Share on
	Shares	Grant Date
Balance of unvested common shares at December 31, 2012	-	$-
Granted	800,002	8.76
Vested	-	-
Cancelled or expired	-	-
Balance of unvested common shares at December 31, 2013	800,002	8.76
Granted	-	-
Vested	(200,002)	8.76
Cancelled or expired	-	-
Balance of unvested common shares at December 31, 2014	600,000	$8.76

Stock-based compensation expense related to the stock awards in the table above was $3,650,022 and $0 for the years ended December 31, 2014 and 2013, respectively.  The Company has estimated a forfeiture rate of 0% for these awards.  The total amount of expense remaining expected to be recognized for these awards is $3,357,996.  If all of the awards vest, this amount will be recognized over the remaining service period during 2015, 2016, and 2017.  To the extent the Company estimates certain of these awards will not vest, the associated expense will be reversed in the period in which the Company estimates the awards will not vest.

Authorization of Reverse Split

The Company’s board of directors and majority shareholders approved an amendment to the Company’s articles of incorporation to effect a reverse stock split of the Company’s common stock at a ratio between 1-for-2 and 1-for-3.  The Company’s shareholders further authorized the board of directors to determine the ratio at which the reverse stock split would be effected.  On October 2, 2014, the Company’s board of directors authorized that the ratio of the reverse split be set at 1-for-3. On December 16, 2014, the Company amended its articles of incorporation to effect the reverse stock split at a ratio of 1-for-3.  All the relevant information relating to numbers of shares and per share information contained in these consolidated financial statements has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

NOTE 13. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

Except as set forth below, there are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

On September 15, 2014, the Company entered into an agreement with Daniel McGroarty, the Company’s former President, to, among other things, repurchase 16,667 shares of the Company’s common stock by September 22, 2014 at $3.30 per share and 50,000 shares of the Company’s common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of the Company’s common stock at $3.30 per share on or before January 1, 2015.  As of February 27, 2015, the Company had not purchased these shares and the balance of $220,000 is currently due and payable.  On December 29, 2014, the Company was served with a AAA demand for arbitration by Mr. McGroarty, which alleged breach of contract.  Mr. McGroarty is seeking specific performance, compensatory damages of $930,000 and reasonable attorney’s fees and costs. On January 14, 2015, the Company submitted its answering statement denying the allegation of Mr. McGroarty and on January 15, 2015, the Company submitted a counterclaim for breach of contract and seeks rescission and damages in an amount over $500,000.  The Company intends to defend itself vigorously in this action.

Employment and Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement with Logic. Under the Services Agreement, Logic agreed to provide certain advisory services to the Company. On December 31, 2011, the Services Agreement was automatically extended to December 11, 2013 and can be renewed for additional 12-month periods unless either party gives the other 45 days written notice of termination. The Services Agreement can be cancelled with 90 days written notice. The Services Agreement provides for a monthly payment of $50,000 to Logic. As of December 31, 2014, the Company owed Logic the amount of $200,000 for accrued but unpaid service fees.

On March 10, 2011, the Company issued a warrant to Logic for the purchase of 433,334 shares of the Company’s common stock. The warrant was exercisable at $1.50 per share for a period of five years expiring on March 10, 2016. The warrant contains certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

On November 29, 2011, the Company issued a warrant to Logic for the purchase of 233,334 shares of the Company’s common stock. The warrant was exercisable at $1.50 per share on a cash or cashless basis for a period of five years expiring on November 29, 2016. The warrant contained certain dilutive provisions related to subsequent equity sales and the issuance of additional common stock. The warrant contains certain piggyback registration rights.

On December 31, 2011, Logic cancelled the warrant granted on March 10, 2011 for 433,334 shares and the warrant granted on November 29, 2011 for 233,334 shares.

On December 31, 2011, the Company issued a warrant to Logic for the purchase of 433,334 shares of the Company’s common stock. The warrant is exercisable at $1.50 per share for a period of five years expiring on March 9, 2016. In addition, on December 31, 2011, the Company issued a warrant to Logic for the purchase of 233,334 shares of the Company’s common stock. The warrant is exercisable at $1.50 per share for a period of five years expiring on November 28, 2016. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $21.00 or more for the Company’s common stock has been sustained for five trading days. The warrants contain certain piggyback registration rights.

On June 28, 2013, Logic converted liabilities of $800,000 into 266,667 shares of the Company’s common stock at $3.00 per share. The fair value of the stock on the date of conversion was $4.95 per share, and the Company recorded the difference between the conversion price and the fair value of $520,000 as loss on settlement of debt.

Since June 2013, the Company has also agreed to reimburse Logic for a portion of the compensation due to Mr. Cassidy’s administrative assistant.  As of December 31, 2014, the Company owed Logic the amount of $8,959 for accrued but unpaid administrative fees.

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

Lattimore Properties

As of July 1, 2012, Lattimore Properties, an affiliate of John Victor Lattimore, Jr., the Company’s Chairman of the Board, entered into a Consulting Agreement with Logic pursuant to which Lattimore Properties is to provide executive management, strategic planning and general office administration to Logic for a fee of $25,000 per month. The agreement has a term of one year commencing on July 1, 2013, unless sooner terminated on 30 days’ prior written notice. The term of the agreement may be extended upon the mutual written agreement of the parties. The agreement expired on June 30, 2014, and as of February 27, 2015, has not been extended.

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as the Company’s Chief Financial Officer. Under the agreement Mr. Scott was entitled to $4,000 per month plus $3,000 of shares of the Company’s common stock per month based on a $8.55 per share price. On August 31, 2012, the Company’s board of directors approved the issuance of 24,000 shares of common stock to Mr. Scott. The term of the Consulting Agreement expired on December 31, 2012, and the Company paid Mr. Scott $5,000 per month on a month-to-month basis during 2013 and $10,000 per month during 2014. On April 30, 2014, Mr. Scott was removed as Chief Financial Officer and between June 1, 2014 and August 13, 2014, the Company retained Mr. Scott as a consultant at a rate of $5,000 per month.

Michael Parnell

On December 10, 2010, the Company entered into a Revised Employment Agreement with Michael Parnell, its former Chief Executive Officer, Chief Operating Officer and a Director. Under the terms of the employment agreement, Mr. Parnell’s annual salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Parnell was awarded 100,000 shares of restricted common stock. In the event that the Company is sold or merged or there is a change in control, Mr. Parnell was entitled to receive at his discretion, severance of $500,000 in cash or restricted common stock at $1.50 per share. Mr. Parnell was eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by the Company’s board of directors. The employment agreement had a three-year term and was automatically renewable for additional one-year periods unless 90 days’ notice is provided by either party.

On July 26, 2011, the Company entered into an Addendum to the Revised Employment Agreement with Mr. Parnell. The addendum extended the term of employment until December 10, 2015, subject to additional one-year renewal periods unless 90 days’ notice is provided by either party. The addendum provided, that Mr. Parnell’s annual salary for year four was $166,100 and $182,710 for year five. The Company also agreed to issue to Mr. Parnell 41,667 restricted shares of its common stock in years four and five. In the event of a change in control by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable.

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

On May 12, 2014, the Company and Mach One Media Group, Inc. (“Mach One”) entered into a Master Sale Agreement, and related Share Purchase Agreement and Asset Purchase Agreement, pursuant to which Mach One acquired all of the outstanding stock of Media Depot, Inc., a wholly-owned subsidiary of the Company, and acquired the assets and assumed the liabilities of the Company related to the media business effective January 1, 2014. Mach One is an affiliate of Michael D. Parnell, the Company's former Chief Executive Officer, National Accounts Director and Director. In addition, the Company and the Michael D. Parnell Living Trust (the "Parnell Trust") entered into an amendment to the Repurchase Option Agreement dated January 28, 2014, whereby the Company has the option to repurchase up to 266,667 shares of its common stock from the trust at $3.00 per share. The amendment extended the date on which the Company may exercise the right to repurchase the first 66,667 shares from March 15, 2014 to June 15, 2014 such that the Company may, at its option, repurchase 133,334 shares on or before June 15, 2014 and a further 66,667 shares on each of September 15, 2014 and December 15, 2014.  As of December 31, 2014, the Company’s option to repurchase the 266,667 shares on or before December 15, 2014 had expired. The Company and Mr. Parnell also entered into a Termination and Release Agreement whereby Mr. Parnell resigned as National Accounts Director of the Company effective immediately, his employment agreement was terminated, and all compensation due to Mr. Parnell was extinguished. The agreement also provides for a mutual release of claims by the parties, and an indemnification by the Company of Mr. Parnell in certain circumstances.

Daniel McGroarty

On November 29, 2011, Daniel McGroarty was appointed the Company’s President. On January 1, 2012, the Company entered into an Executive Employment Agreement with Mr. McGroarty employing Mr. McGroarty as its President. Under the terms of the employment agreement, Mr. McGroarty’s salary was $120,000 in year one and was to be negotiated in years two and three. The employment agreement also provided for the grant to Mr. McGroarty of 216,667 shares of restricted Company common stock and further provided that 33,334 shares of common stock that were previously granted to Mr. McGroarty were fully vested as of November 30, 2011. The employment agreement had a three-year term and was automatically renewable for additional one-year periods unless 90 days’ notice is provided by either party.

On August 14, 2013, the Company accepted the resignation of Daniel McGroarty effective July 31, 2013 as President of the Company and its subsidiaries. The parties entered into a Stock Repurchase Option and Severance Agreement whereby: (i) the parties agreed to settle all back pay and compensation claims with a payment of $60,000; (ii) the Company agreed to repurchase 33,334 of shares of its common stock from Mr. McGroarty on or before September 30, 2013 for $100,000 or $3.00 per share, which was subsequently paid; and (iii) the Company paid $40,000 for an option to acquire up to 266,667 shares of the Company’s common stock from Mr. McGroarty for $3.00 per share on or before April 30, 2014. The foregoing option was not exercised and on September 15, 2014, the Company entered into a further agreement with Mr. McGroarty pursuant to which the Company agreed, among other things, to repurchase 16,667 shares of its common stock by September 22, 2014 at $3.30 per share and 50,000 shares of its common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of its common stock at $3.30 per share on or before January 1, 2015. As of February 27, 2015, the Company had not repurchased these shares and the balance of $220,000 is currently due and payable.  See “Note 13 – Legal Proceedings”.

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities.

The Company leases its principal executive offices at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024-3818. The lease of this 1,588 square foot space is for a term expiring on November 30, 2016, and provides for monthly rental payments of $3,441.

The Company leases a corporate apartment at 5721 Henry Cook Boulevard, Plano, Texas 75024.  The lease of this 1,024 square foot space provides for monthly rental payments of $1,730 and expired on February 10, 2015.  As of February 27, 2015, the lease had not been renewed, and the Company is leasing the apartment on a month-to-month basis.

The Company also leases 5,000 square feet of office and storage space at 120 Vandervoort Street, Salmon, Idaho. The Salmon facility is used by Company contractors when they are involved in exploration or other activities relating to our Idaho or Montana claims and is also used to store tools and materials used in our exploratory activities and samples collected from the claim sites. This lease provides for monthly rentals of $1,200 and expires June 4, 2015. The lease includes an option to renew for one additional term of two years at a rent to be negotiated. In addition, pursuant to the Settlement Agreement and General Release dated March 15, 2013, and approved by the District Court of Clark County, Nevada, on June 5, 2013, the Company is obligated, under certain circumstances, to assume a lease of certain office space in Salt Lake City, Utah with a monthly rent of $6,000.

The aggregate future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2015	$43,595
2016	37,847
2017	-
2018	-
2019	-
Beyond	-
Total	$81,442

Rent expense for the years ended December 31, 2014 and 2013 was $108,505 and $186,963 respectively.

NOTE 14. INCOME TAXES

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

The income tax provision differs from the amount of income tax benefit determined by applying the U.S. federal and state income tax rates to pretax income (loss) from continuing operations for the years ended December 31, 2014 and 2013. The components of income tax expense (benefit) from continuing operations are as follows:

	2014	2013
Current
Federal	$-	$-
State	-	-
Deferred
Federal	-	-
State	-	-
	$-	$-

Deferred tax assets:
Net operating losses	$9,464,388	$9,309,598
Net operating losses from discontinued operations	-	136,172
Stock-based compensation	1,556,796	3,956,819
Impairment expense	6,395,176	6,985,532
Accrued liabilities	294,387	250,000
Charitable contribution carryover	47,960	-
Other deferred tax assets	(32,701)	19,075
Valuation allowance	(17,726,006)	(20,657,196)
Net deferred tax assets	$-	$-

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses from continuing operations were $7,494,591 for the year ended December 31, 2014.

The Company has net operating loss carryforwards of approximately $27,568,188 from continuing operations and $0 from discontinued operations, which expire in 2027-2034. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards and other deferred tax assets, a corresponding valuation allowance of approximately $17,726,006 and $20,657,196 was established as of December 31, 2014 and 2013 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended December 31, 2014, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses, common stock and warrants issued for services and accrued compensation.

	2014	2013
Federal statutory rate	34.0%	34.0%
State income taxes net of federal impact	0.2%	3.5%
Increase in income taxes resulting from:
Change in valuation allowance	-34.2%	-37.5%
Effective tax rate	0.0%	0.0%

NOTE 15. SUBSEQUENT EVENTS

On February 20, 2015, the Company issued 25,000 shares of its common stock and warrants to purchase 25,000 shares of common stock to an investor for $100,000. The warrant exercise price was $5.00 per share. The warrants expire on February 24, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: March 2, 2015	By:	/s/ Kevin Cassidy
Kevin Cassidy
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ F. Scott Chrimes
F. Scott Chrimes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Kevin Cassidy	Chief Executive Officer and Director	March 2, 2015
Kevin Cassidy	(Principal Executive Officer)

/s/ F. Scott Chrimes	Chief Financial Officer	March 2, 2015
F. Scott Chrimes	(Principal Financial and Accounting Officer)

/s/ Nancy Ah Chong	Director	March 2, 2015
Nancy Ah Chong

/s/ John Victor Lattimore, Jr.	Director	March 2, 2015
John Victor Lattimore, Jr.

/s/ Mark Crandall	Director	March 2, 2015
Mark Crandall

/s/	Director	March 2, 2015
J. Robert Kerrey

/s/	Director	March 2, 2015
Tommy Franks

/s/ Carol Kondos	Director	March 2, 2015
Carol Kondos

/s/ Reagan Horton	Director	March 2, 2015
Reagan Horton