Form 10-K/A
period 2014-12-31
U.S. RARE EARTHS, INC
filed 2015-03-06
CIK 1098881

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

  EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report for the period ended December 31, 2014 filed on March 2, 2015 (the “Original 10-K”) of U.S. Rare Earths, Inc. (the “Company”). The Company is filing this Amendment for the sole purpose of correcting a typographical error in one of the dates set forth in the Report of Independent Registered Public Accounting Firm included in the Company’s consolidated financial statements for the year ended December 31, 2014.  For convenience, this amended Annual Report on Form 10-K/A sets forth the original filing in its entirety as amended where necessary to reflect the Amendment.

This Amendment should be read in conjunction with the Original 10-K, and the Company’s other filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the Original 10-K on March 2, 2015. The Original 10-K has not been amended or updated to reflect events occurring after March 2, 2015, except as specifically set forth in this Amendment.

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

On December 16, 2014, we amended our articles of incorporation to effect the reverse split at a ratio of 1-for-3. Unless otherwise indicated, all share and per share numbers included in this Annual Report on Form 10-K/A give effect to the reverse split.

GLOSSARY OF SELECTED MINING TERMS

U.S. Rare Earths, Inc. and its consolidated subsidiaries are referenced in this Annual Report by phrases such as “we,” “our,” or “us,” depending on the context in which the statements are made. For convenience, this glossary includes selected mining terms used in this annual report on Form  10-K/A that may be technical in nature:

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

        Our principal executive offices are located at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024. The telephone number is 972-294-7116. Our principal website address is www.usrareearths.com. The information contained on, or that can be accessed through, our website is not incorporated into and is not a part of this this Annual Report on Form 10-K/A. We have included our website address in this Annual Report on Form 10-K/A solely as an inactive textual reference.

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

Rare Earth Elements Market Overview

    The discussion concerning the rare earths industry included in this this Annual Report on Form 10-K/A includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such information.

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

ITEM 1A. RISK FACTORS

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K/A because these factors could cause our actual results or financial condition to differ materially from expectations. The following discussion is not an all-inclusive listing of risks although we believe these are the more material risks that we face.  If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements and Other Information” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.  The share and per share numbers in the following discussion reflect a 1-for-3 reverse stock split that we effected on December 16, 2014.

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

  PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS:

Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K/A, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b) EXHIBITS:

The following exhibits are incorporated by reference to previous filed reports as noted:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of U.S. Rare Earths, Inc. approved November 14, 2013 (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on November 20, 2013).

3.2	Certificate of Amendment to Articles of Incorporation, filed December 15, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2014).

3.3	Amended and Restated Bylaws of U.S. Rare Earths, Inc. (incorporated by reference as an exhibit to our Form 8-K filed with the SEC on September 10, 2013).

21.1	Subsidiaries of the Registrant. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on April 15, 2014).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Ex 101	The following materials from U.S. Rare Earth’s Annual Report on Form 10-K for the year ended December 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements. (incorporated by reference as an exhibit to our Form 10-K filed with the SEC on March 2, 2015).

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Rare Earths, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

U.S. RARE EARTHS, INC.

Date: March 6, 2015	By:	/s/ Kevin Cassidy
Kevin Cassidy
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ F. Scott Chrimes
F. Scott Chrimes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Kevin Cassidy	Chief Executive Officer and Director	March 6, 2015
Kevin Cassidy	(Principal Executive Officer)

/s/ F. Scott Chrimes	Chief Financial Officer	March 6, 2015
F. Scott Chrimes	(Principal Financial and Accounting Officer)

/s/ Nancy Ah Chong	Director	March 6, 2015
Nancy Ah Chong

/s/ John Victor Lattimore, Jr.	Director	March 6, 2015
John Victor Lattimore, Jr.

/s/	Director	March 6, 2015
Mark Crandall

/s/ J. Robert Kerrey	Director	March 6, 2015
J. Robert Kerrey

/s/ Tommy Franks	Director	March 6, 2015
Tommy Franks

/s/ Carol Kondos	Director	March 6, 2015
Carol Kondos

/s/ Reagan Horton	Director	March 6, 2015
Reagan Horton