Form 10-Q
period 2015-03-31
U.S. RARE EARTHS, INC
filed 2015-05-14
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015

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

As of May 13, 2015, we had 11,327,050 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AN EXPLORATION STAGE COMPANY

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash	$5,170	$142,540
Deposits	93,671	23,671
Deferred financing costs	472,676	276,811
Prepaid expenses	88,607	149,086
Other current assets	2,246	-

Total current assets	662,370	592,108

EQUIPMENT, NET	102,078	109,290

TOTAL ASSETS	$764,448	$701,398

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$2,807,618	$2,497,401
Accounts payable and accrued expenses-related party	546,526	286,982
Accrued compensation-officers	82,000	82,000
Accrued interest	33,611	30,716
Accrued interest-related party	922	358
Share repurchase obligation	240,000	240,000
Short-term note payable	64,132	106,490
Legal settlement liabilities	385,000	367,000
Other current liabilities	65,161	27,160

Total current liabilities	4,224,970	3,638,107

Total liabilities	4,224,970	3,638,107

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:

Preferred stock; 10,000,000 shares authorized, none outstanding	-	-

Common stock; 100,000,000 shares authorized, at $0.00001 par value, 11,143,717 and 11,118,390 shares issued and outstanding, respectively	111	111

Additional paid-in capital	71,767,003	71,192,503
Accumulated deficit	(75,227,636)	(74,129,323)

Total stockholders' deficit	(3,460,522)	(2,936,709)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$764,448	$701,398

See the accompanying notes to the condensed consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
AN EXPLORATION STAGE COMPANY

	Three Months Ended,
	March 31, 2015	March 31, 2014
REVENUES

Revenues	$-	$-

Cost of revenues	-	-

Gross margin	-	-

OPERATING EXPENSES

General and administrative expenses	988,886	1,764,739
Exploration expenses	87,069	399,567

Total operating expenses	1,075,955	2,164,306

(Loss) from operations	(1,075,955)	(2,164,306)

OTHER INCOME (EXPENSE)

Interest expense	(4,358)	(690)
Loss on legal settlement	(18,000)	(313,000)

Total other income (expense)	(22,358)	(313,690)

(LOSS) BEFORE INCOME TAXES	(1,098,313)	(2,477,996)
INCOME TAX EXPENSE	-	-

(LOSS) FROM CONTINUING OPERATIONS	(1,098,313)	(2,477,996)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	1,230

Net loss	$(1,098,313)	$(2,476,766)

PER SHARE DATA:

NET LOSS PER SHARE BEFORE DISCONTINUED OPERATIONS ATTRIBUTABLE TO UREE COMMON SHAREHOLDERS	$(0.10)	$(0.24)

DISCONTINUED OPERATIONS ATTRIBUTABLE TO UREE COMMON SHAREHOLDERS	$0.00	$0.00

NET LOSS PER SHARE ATTRIBUTABLE TO UREE COMMON SHAREHOLDERS	$(0.10)	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	11,129,803	10,318,920

See the accompanying notes to the condensed consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
AN EXPLORATION STAGE COMPANY

	Three Months Ended,
	March 31,	March 31,
	2015	2014
OPERATING ACTIVITIES:

Net loss	$(1,098,313)	$(2,476,766)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation and amortization	7,212	6,748
Common stock issued for services	-	129,500
Stock-based compensation amortization	474,501	912,500
Loss on legal settlement	18,000	313,000
Changes in Operating Assets and Liabilities:
Prepaid expenses	60,480	(5,650)
Other current assets and receivables	(70,000)	(82,571)
Accounts payable and accrued expenses	392,992	221,642
Accrued compensation-officers	-	5,000
Accrued interest	3,460	-
Other current liabilities	38,001	-
Net cash used in discontinued operations	-	(69,181)
Net cash used in operating activities	(173,667)	(1,045,778)

INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

FINANCING ACTIVITIES:

Proceeds from the sale of common stock and warrants	100,000	312,500
Repurchase of common stock	-	(1,344,999)
Payment of deferred financing costs	(21,345)	(22,000)
Repayment of note payable	(42,358)	-
Net cash provided by (used in) financing activities	36,297	(1,054,499)

INCREASE/(DECREASE) IN CASH	(137,370)	(2,100,277)
CASH AT BEGINNING OF PERIOD	142,540	2,216,102

CASH AT END OF PERIOD	$5,170	$115,825

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$897	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Forgiveness of accrued compensation due to officers	$-	$190,596

See the accompanying notes to the condensed consolidated financial statements.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AN EXPLORATION STAGE COMPANY

NOTE 1. ORGANIZATION

The Company and our Business

U.S. Rare Earths, Inc. (“UREE”, “U.S. Rare Earths” or the “Company”) is a rare-earth elements exploration and claims acquisition company based in Plano, Texas that seeks to create a completely independent American based rare-earth supply chain solution within the continental United States.

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

At March 31, 2015, the Company had cash of $5,170 and a working capital deficit of $3,562,600. At December 31, 2014, the Company had cash of $142,540 and a working capital deficit of $3,045,999. This decrease in cash was due primarily to operating losses during the three months ended March 31, 2015. During the three months ended March 31, 2015, the Company raised $100,000 through the sale of its common stock and warrants. During the three months ended March 31, 2014, the Company raised $312,500 through the sale of its common stock.

The Company’s business plan calls for significant expenses in connection with the exploration and development of the claims and the Company has budgeted expenditures for the next twelve months of approximately $3 million. To date, the Company has principally financed its operations through the sale of its common stock and the issuance of debt. The Company does not currently have sufficient funds to conduct continued exploration on its claims and requires additional financing in order to determine whether the claims contain economically viable quantities of reserves of rare-earth elements. The Company will also require additional financing if the costs of the exploration of the claims are greater than anticipated. The Company will also require additional financing to sustain its business operations if it is not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of its properties and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

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

Going Concern

The Company's auditors have expressed doubt about its ability to continue as a going concern as a result of the Company's history of net losses. The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to successfully execute the above plans. The outcome of these matters cannot be predicted at this time. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Articles 8-03 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended March 31, 2015 and 2014 are unaudited and include all adjustments necessary to present a fair statement of the results of operations for the periods then ended. All such adjustments are of normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in these condensed consolidated financial statements and the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2014 as filed with the SEC on March 6, 2015.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the condensed consolidated financial statements.

Accounting Method

The Company’s condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

These condensed consolidated financial statements include the Company’s consolidated financial position, results of operations, and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of March 31, 2015, the Company had $0 in uninsured cash amounts. As of December 31, 2014, the Company had $0 in uninsured cash amounts.

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

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the related financial instrument.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, deposits, deferred financing costs, other current assets, and accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at March 31, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities.

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

Stock-Based Compensation

The Company has share-based compensation plans under which non-employees, consultants and suppliers may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award over the requisite service period. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock options and stock to non-employees and other parties are accounted for in accordance with ASC 505. The Company recorded equity-based costs for non-employees, consultants and suppliers of $0 and $129,500 during the three months ended March 31, 2015 and 2014, respectively.

The Company applies ASC 718 for options, common stock and other equity-based grants to its employees and directors. ASC 718 requires measurement of all employee equity-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company recorded equity-based costs for employees and directors of $474,501 and $912,500 for the three months ended March 31, 2015 and 2014, respectively.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of March 31, 2015, the Company had issued warrants for the purchase of 1,179,234 common shares and an option to purchase 1,000,000 shares that were not included in the computation of loss per share at March 31, 2015 because they would have been anti-dilutive. As of March 31, 2014, the Company had issued warrants for the purchase of 975,699 common shares and an option to purchase 1,000,000 shares that were not included in the computation of loss per share at March 31, 2014 because they would have been anti-dilutive.

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

Reclassification

Management has determined certain costs should be reclassified between general and administrative and exploration expense in 2014.  Certain amounts from prior periods have been reclassified to make the prior periods comparable to the current periods.  For the three months ended March 31, 2014, $278,866 was reclassified to exploration expense from general and administrative expense. These reclassifications have no impact on net income, earnings per share, retained earnings, or results of continuing operations.

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

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which amends ASC Topic 225 – Income Statement. The amendment eliminates the concept of extraordinary items and the financial statement and disclosure requirements relating to them. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which is effective for the Company’s first quarter of fiscal year 2016. Early adoption in interim and annual periods is permitted. The impact of the adoption of this ASU on the Company’s results of operation, financial position, cash flows and disclosures will depend on the Company’s future activity.

In February 2015, the FASB issued ASU 2015-02, Amendments to Consolidation Analysis, which amends ASC Topic 810 – Consolidations. The amendment changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments 1) modify the evaluation of whether certain entities are variable interest entities (VIEs), 2) eliminate the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, and 4) provide a scope exception from consolidation guidance for reporting entities with interests in certain legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which is effective for the Company’s first quarter of fiscal year 2016. Early adoption in interim and annual periods is permitted. The Company does not believe the adoption of ASU 2015-02 will have a material effect on the Company’s consolidated financial statements. The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2015-02.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Topic 835 – Interest. The amendment changes the manner in which debt issuance costs are recorded on the balance sheet. Specifically, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which is effective for the Company’s first quarter of fiscal year 2016. Early adoption in interim and annual periods is permitted. The Company does not currently carry long-term debt. The impact of the adoption of this ASU will depend on the Company’s future activity. The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2015-03.

NOTE 3. ACQUISITIONS

Idaho and Montana Assets – Part of the UREE (Delaware) Merger

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

NOTE 4. DISCONTINUED OPERATIONS

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the Company’s media business subsidiary, and certain related media assets of the Company to Michael D. Parnell, the Company’s former Chief Executive Officer, National Accounts Director and a Director of the Company.  On May 12, 2014, the Company completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014.  See Note 13 for additional information regarding the sale of the media business. As of March 31, 2015 and December 31, 2014, the Company had no assets or liabilities recorded on the balance sheet related to the media business.  The Company recognized a gain on disposal of discontinued operations of $1,230 for the three months ended March 31, 2014.

The Company does not believe there is an effect of income taxes on discontinued operations. Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under Internal Revenue Code Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives	March 31, 2015	December 31, 2014

Office equipment	5 years	$50,496	$50,496
Mining and other equipment	5-7 years	131,218	131,218
Less: accumulated depreciation		(79,636)	(72,424)
		$102,078	$109,290

Depreciation expense for the three months ended March 31, 2015 and 2014 was $7,212 and $6,748, respectively.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable

Accounts payable were $2,807,618 and $2,497,401 as of March 31, 2015 and December 31, 2014, respectively. Such liabilities consisted of amounts due to vendors for consulting expenses, legal expenses, mining expenditures, external audit and other expenses incurred by the Company.

Related Party Payable and Accrued Expenses

Related party payable and accrued expenses as of March 31, 2015 and December 31, 2014 reflected the following:

	March 31, 2015	December 31, 2014

Related party payables due to Logic International Consulting Group, LLC for services and amounts paid on behalf of UREE	$359,250	$208,959
Related party payables due to Lattimore Properties, Inc. for amounts paid on behalf of UREE	147,390	74,230
Related party payables due to Diane Cassidy for services and amounts paid on behalf of UREE	35,034	-
Related party payables due to CRE Cloud Solutions for services	4,871	3,248
Related party payables due to Kevin Cassidy for amounts paid on behalf of UREE	903	903
	$547,448	$287,340

Accrued Employee Taxes

During the years ended December 31, 2011 and 2012, the Company did not report stock-based compensation on Form 1099 or W-2, which amounted to $8,654,149 and $713,594 respectively. During the year ended December 31, 2013, the Company processed compensation to its chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. All stock-based compensation to officers, employees and independent contractors was recorded at the grant date fair market value in the financial statements for the years ended December 31, 2013, 2012 and 2011.

As of March 31, 2015, accrued employee taxes related to FICA costs for the years ended December 31, 2013, 2012 and 2011 were $271,602. In addition, as of March 31, 2015, accrued interest and accrued penalties related to the accrued FICA costs were $25,314 and $65,161, respectively. See Note 10 for additional information.

As of December 31, 2014, accrued employee taxes related to FICA costs for the years ended December 31, 2013, 2012 and 2011 were $271,602. In addition, as of December 31, 2014, accrued interest and accrued penalties related to the accrued FICA costs were $22,757 and $27,160, respectively. See Note 10 for additional information.

NOTE 7. SHARE REPURCHASE OBLIGATIONS

The Company had share repurchase obligations of $240,000 as of March 31, 2015 and December 31, 2014. The Company acquired 756,333 shares of its common stock at $3.00 per share during the year ended December 31, 2013 with a portion of the payment in the amount of $1,344,999 made during the quarter ended March 31, 2014 and the balance of $924,000 then currently due and payable.  On December 31, 2014, the Company issued 301,334 shares of common stock in exchange for the extinguishment of $904,000 of the $924,000 in share repurchase obligations. In addition, during the year ended December 31, 2014, the Company agreed to purchase from an existing stockholder an aggregate of 66,667 shares of the Company's common stock for the amount of $220,000, which is currently due and payable. The remaining amount of $240,000 is due and payable. The Company intends to satisfy this balance from proceeds of future financings of the Company from time to time.

NOTE 8. SHORT-TERM NOTES PAYABLE

Short-term notes payable were $64,132 and $106,490 as of March 31, 2015 and December 31, 2014, respectively. Such notes payable consisted of a note payable related to the Company’s prepaid D&O insurance coverage.  The original loan amount was $190,251, and is to be repaid in monthly installments starting in September 2014 through May 2015 at an annual interest rate of 4.49%. For the three months ended March 31, 2015, the Company repaid $42,358 of the loan amount.  The Company has repaid $126,119 of the original loan amount.

NOTE 9. LEGAL SETTLEMENT LIABILITIES

Legal settlement liabilities were $385,000 and $367,000 as of March 31, 2015 and December 31, 2014, respectively. Such liabilities consisted of amounts payable pursuant to the 2013 legal settlement.  See Note 11 for additional information on the legal settlement.

NOTE 10. OTHER CURRENT LIABILITIES

Other current liabilities were $65,161 and $27,160 as of March 31, 2015 and December 31, 2014, respectively. In December 2014, the Company was notified by the IRS that penalties would apply to past due payroll tax liabilities related to the stock-based compensation awarded during the years ended December 31, 2011 and 2012, for which the Company did not report or withhold payroll taxes. Based on the notice received from the IRS, the Company accrued $27,160 in penalties. In April 2015, the Company was notified by the IRS that they intend to assess a Trust Fund Recovery Penalty of $38,001 in addition to previously assessed penalties. This additional penalty was accrued as of March 31, 2015.

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

The Company maintained an office at 12 Gunnebo Drive, Lonoke, Arkansas 72086 for the Company’s former media business, which consisted of 4,000 sq. ft. of office space. The office was leased for $916 per month, and the Company leased the office on a month-to-month basis. The facilities were owned by the J.S. Parnell Trust, of which Mr. Parnell, the former Chief Executive Officer, National Account Director and a Director of the Company, was trustee. The Company also maintained an office at 12 North Washington Street, Montoursville, Pennsylvania 17754 for the former media business which consisted of 4,000 sq. ft. of office space. The office was leased from the Hoff Family Limited Partnership, which was controlled by the wife of Matthew Hoff, a stockholder and former employee of the Company. Lease payments were $2,000 per month, and the Company leased the office on a month-to-month basis. Both of these leases were assumed by an affiliate of Mr. Parnell in connection with the sale of the media business. See Note 4 for additional information.

Since January 1, 2013, the Company has rented office space from Logic at 711 Fifth Avenue, 16th Floor, New York, New York 10022, which since May 1, 2013 has been on a month-to-month basis. Since June 1, 2013, the Company has paid rent of $9,250 per month.

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

Lattimore Option

On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, pursuant to which it granted Lattimore Properties a three-year option to purchase up to 1,000,000 shares of its common stock, at $3.00 per share, for a purchase price of $75,000. The effectiveness of the option was conditioned on approval of the Settlement Agreement. Subsequent to the approval of the Settlement Agreement, the option had not been exercised as of March 31, 2015.

Repurchase Options

The Company entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which it (i) acquired 33,334 shares of the Company’s common stock at $3.00 per share during September 2013, (ii) acquired 317,334 shares of the Company’s common stock at $3.00 per share during October 2013, and (iii) acquired 756,333 shares of the Company’s common stock at $3.00 per share during December 31, 2013. A payment in the amount of $1,344,999 was made during the three months ended March 31, 2014, leaving a balance of $924,000 which was then due and payable. On December 31, 2014, the Company re-issued 301,334 shares of common stock in exchange for the extinguishment of $904,000 of the $924,000 that was due and payable. The Company also obtained the right from Mr. McGroarty, to acquire up to 266,667 shares of the Company’s common stock at $3.00 per share until April 30, 2014. The foregoing option was not exercised and on September 15, 2014, the Company agreed with Mr. McGroarty to repurchase 16,667 shares of its common stock by September 22, 2014 at $3.30 per share and 50,000 shares of the Company’s common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of the Company’s common stock at $3.30 per share on or before January 1, 2015. Such option expired unexercised. As of May 14, 2015, the Company had not repurchased these shares and the balance of $220,000 is currently due and payable. See Note 13. In addition, the Company obtained the right from Matthew Hoff and his affiliate to acquire up to 266,667 shares of the Company’s common stock at $3.30 per share until December 31, 2014 and the Company further obtained the right from an affiliate of Michael Parnell to acquire up to 266,667 shares of its common stock at $3.00 per share until December 31, 2014, both of which have expired. The Company intends to satisfy the remaining repurchase obligations of $240,000 from proceeds of future financings from time to time.

NOTE 12. COMMON STOCK

The Company had the following equity transactions during the three months ended March 31, 2015:

On February 20, 2015, the Company issued 25,000 shares of its common stock and warrants to purchase 25,000 shares of common stock to an investor for $100,000. The warrant exercise price was $5.00 per share. The warrants expire on February 24, 2018.

A summary of the warrants issued as of March 31, 2015 were as follows:

	March 31, 2015
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2014	1,154,234	$7.00
Issued	25,000	$5.00
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding at end of period	1,179,234	$6.96
Exerciseable at end of period	1,179,234

A summary of the warrants outstanding as of March 31, 2015 is presented below:

	March 31, 2015
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
530,373	1.28	$1.50	530,373
648,861	1.20	$11.42	648,861
1,179,234		$6.96	1,179,234	$6.96

Warrants convertible into 530,373 shares of Company common stock were “in the money” as the exercise price was less than the fair market value of common stock on March 31, 2015. The intrinsic value of these warrants was $662,966.

A summary of unvested common stock awards outstanding as of March 31, 2015 is presented below:

Fair Market Value
	Common	per Share on
	Shares	Grant Date
Balance of unvested common shares at December 31, 2014	600,000	$8.76
Granted	-	-
Vested	-	-
Cancelled or expired	-	-
Balance of unvested common shares at March 31, 2015	600,000	$8.76

Stock-based compensation expense was $474,501 and $912,500 for the three months ended March 31, 2015 and 2014, respectively. The Company has estimated a forfeiture rate of 0% for stock awards issued as compensation. The total amount of expense remaining expected to be recognized for these awards is $2,883,494. If all awards vest, this amount will be recognized during the remainder of 2015, 2016 and 2017. To the extent the Company estimates certain of these awards will not vest, the associated expense will be reversed in the period in which the Company estimates the awards will not vest.

NOTE 13. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

Except as set forth below, there are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

On September 15, 2014, the Company entered into an agreement with Daniel McGroarty, the Company’s former President, to, among other things, repurchase 16,667 shares of the Company’s common stock by September 22, 2014 at $3.30 per share and 50,000 shares of the Company’s common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of the Company’s common stock at $3.30 per share on or before January 1, 2015.  As of May 14, 2015, the Company had not purchased these shares and the balance of $220,000 is currently due and payable.  On December 29, 2014, the Company was served with a AAA demand for arbitration by Mr. McGroarty, which alleged breach of contract.  Mr. McGroarty is seeking specific performance, compensatory damages of $930,000 and reasonable attorney’s fees and costs. On January 14, 2015, the Company submitted its answering statement denying the allegation of Mr. McGroarty and on January 15, 2015, the Company submitted a counterclaim for breach of contract and seeks rescission and damages in an amount over $500,000.  The Company intends to defend itself vigorously in this action.

Employment and Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement with Logic. Under the Services Agreement, Logic agreed to provide certain advisory services to the Company. On December 31, 2011, the Services Agreement was automatically extended to December 11, 2013 and can be renewed for additional 12-month periods unless either party gives the other 45 days written notice of termination. The Services Agreement can be cancelled with 90 days written notice. The Services Agreement provides for a monthly payment of $50,000 to Logic. As of March 31, 2015, the Company owed Logic $350,000 for accrued but unpaid service fees.

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

Diane Cassidy

Since June 2013, the Company retained Diane Cassidy, the sister of the Company’s Chief Executive Officer and Director, Kevin Cassidy, as a consultant to perform certain management services. From June 2013 to October 2013, Ms. Cassidy was paid at the rate of $5,000 per month, increasing to $10,000 per month in November 2013 and December 2013. From February 2014 through May 2014, she was paid at the rate of $16,667 per month. On May 19, 2014, the Company entered into a Consulting Agreement with Ms. Cassidy whereby Ms. Cassidy will provide certain management services. Under the agreement, Ms. Cassidy is entitled to $17,000 per month. The agreement has an initial term of one year, with automatic renewal for one year periods unless terminated by either party on 90 days’ prior written notice. After the initial term, and during any additional term, either party can terminate the agreement as of the end of a calendar month on 60 days’ prior written notice. As of March 31, 2015, the Company owed Diane Cassidy $24,000 for accrued but unpaid service fees.

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

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as the Company’s Chief Financial Officer. Under the agreement Mr. Scott was entitled to $4,000 per month plus $3,000 of shares of the Company’s common stock per month based on a $8.55 per share price. On August 31, 2012, the Company’s board of directors approved the issuance of 24,000 shares of common stock to Mr. Scott. The term of the Consulting Agreement expired on December 31, 2012, and the Company paid Mr. Scott $5,000 per month on a month-to-month basis during 2013 and $10,000 per month during 2014. On April 30, 2014, Mr. Scott was removed as Chief Financial Officer and between June 1, 2014 and August 13, 2014, the Company retained Mr. Scott as a consultant at a rate of $5,000 per month. As of March 31, 2015, the Company owed Mark Scott $17,500 for accrued but unpaid service fees.

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

On August 14, 2013, the Company accepted the resignation of Daniel McGroarty effective July 31, 2013 as President of the Company and its subsidiaries. The parties entered into a Stock Repurchase Option and Severance Agreement whereby: (i) the parties agreed to settle all back pay and compensation claims with a payment of $60,000; (ii) the Company agreed to repurchase 33,334 of shares of its common stock from Mr. McGroarty on or before September 30, 2013 for $100,000 or $3.00 per share, which was subsequently paid; and (iii) the Company paid $40,000 for an option to acquire up to 266,667 shares of the Company’s common stock from Mr. McGroarty for $3.00 per share on or before April 30, 2014. The foregoing option was not exercised and on September 15, 2014, the Company entered into a further agreement with Mr. McGroarty pursuant to which the Company agreed, among other things, to repurchase 16,667 shares of its common stock by September 22, 2014 at $3.30 per share and 50,000 shares of its common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of its common stock at $3.30 per share on or before January 1, 2015.  Such option expired unexercised. As of May 14, 2015, the Company had not repurchased these shares and the balance of $220,000 is currently due and payable. See “Note 13 – Legal Proceedings”.

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities.

The Company leases its principal executive offices at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024-3818. The lease of this 1,588 square foot space is for a term expiring on November 30, 2016, and provides for monthly rental payments of $3,441.

The Company leases a corporate apartment at 5721 Henry Cook Boulevard, Plano, Texas 75024. The lease of this 1,024 square foot space is for a term which expired on February 10, 2015, and provided for monthly rental payments of $1,730.  When the lease agreement expired, the Company continued leasing the apartment on a month-to-month basis at $1,730 per month. On April 13, 2015, the Company provided notice to the owner that it intended to end the lease arrangement on May 13, 2015.

The Company also leases 5,000 square feet of office and storage space at 120 Vandervoort Street, Salmon, Idaho. The Salmon facility is used by Company contractors when they are involved in exploration or other activities relating to the Company's Idaho or Montana claims and is also used to store tools and materials used in its exploratory activities and samples collected from the claim sites. This lease provides for monthly rentals of $1,200 and expired December 4, 2014. The lease includes an option to renew for two terms of two years at a rent to be negotiated.  As of May 14, 2015, the lease has not been renewed and the Company is paying on a month-to-month basis.

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

The aggregate future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Operating lease cash obligations by year-

Years Ended March 31,	Total
2016	$50,538
2017	27,525
2018	-
2019	-
2020	-
Beyond	-
Total	$78,063

Rent expense for the three months ended March 31, 2015 and 2014 was $47,041 and $41,502 respectively.

NOTE 14. SUBSEQUENT EVENTS

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after March 31, 2015 but prior to the release of these financial statements. Based on the results of this review, no additional subsequent event disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

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

Our operations are exploratory in nature. We currently do not have any producing properties and further exploration will be required before a final evaluation as to the economic and practical feasibility of any of our properties is determined. As a result, we are considered an exploration stage company under SEC criteria because we have not demonstrated the existence of proven or probable reserves at our properties. Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, all of our investment in mining properties to date has been expensed as incurred and therefore does not appear as assets on our balance sheet. We expect exploration expenditures will continue during 2015 and subsequent years provided that sufficient working capital is available from financing sources. We expect to remain an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time as we demonstrate the existence of proven or probable reserves that meet SEC guidelines. In addition, unless rare-earth elements mineralized material is classified as proven or probable reserves, all expenditures for exploration and development will continue to be expensed as incurred.

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	$ Variance	% Variance

Revenues	$-	$-	$-	0%
Cost of revenues	-	-	-	0%
Gross margin	-	-	-	0%
Operating expenses:
General and administrative expenses	988,886	1,764,739	(775,853)	44%
Exploration expenses	87,069	399,567	(312,498)	78%
Total operating expenses	1,075,955	2,164,306	(1,088,351)	50%
(Loss) from operations	(1,075,955)	(2,164,306)	1,088,351	50%
Other income (expense):
Interest expense	(4,358)	(690)	(3,668)	-532%
Loss on legal settlement	(18,000)	(313,000)	295,000	94%
Total other income (expense)	(22,358)	(313,690)	291,332	93%
(Loss) before income taxes	(1,098,313)	(2,477,996)	1,379,683	56%
Income tax expense	-	-	-	0%
(Loss) from continuing operations	(1,098,313)	(2,477,996)	1,379,683	56%
Income (loss) from discontinued operations	-	1,230	(1,230)	-100%
Net loss	$(1,098,313)	$(2,476,766)	$1,378,453	56%

Operating Expenses

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2015 and 2014 consisted primarily of expenses related to employees and independent contractors, equity awards, rent, audit, overhead, amortization and depreciation, professional and consulting fees, investor relations, legal, and other general and administrative costs. General and administrative expenses for the three months ended March 31, 2015 decreased $775,853 to $988,886 as compared to $1,764,739 for the three months ended March 31, 2014. The decrease related to (i) decreased stock-based compensation expense of $437,999; (ii) decreased consulting expense of $177,193; (iii) decreased legal expense of $62,862; and (iv) other decreases in general and administrative expenses of $97,799.

Exploration expenses

Exploration expenses for the three months ended March 31, 2015 consisted primarily of an allocation of indirect exploration costs incurred for certain management consulting and expenses related to work performed by our independent geologist. For the three months ended March 31, 2014, expenses consisted primarily of an allocation of indirect exploration costs incurred for certain management consulting and legal fees, payments to our independent geologist, geoanalysis, claim permit expenses and staking of claims in the Diamond Creek Project in Idaho and the Last Chance Project in Montana. Exploration expenses for the three months ended March 31, 2015 decreased $312,498 to $87,069 as compared to $399,567 for the three months ended March 31, 2014. The decrease is primarily attributable to decreases in drilling and exploration activities.

Other Expenses

Interest expense for the three months ended March 31, 2015 is related primarily to the financing of our directors and officers’ insurance and interest incurred for payroll taxes owed to the IRS. Interest expense for the three months ended March 31, 2014 related primarily to the financing of our directors and officers’ insurance. Interest expense for the three months ended March 31, 2015 increased $3,668 to $4,358 as compared to $690 for the three months ended March 31, 2014. The increase is primarily attributable to interest incurred for payroll taxes owed to the IRS for 2011 and 2012.

In addition, during the three months ended March 31, 2015, we incurred a loss on legal settlement of $18,000.  During the three months ended March 31, 2014, we incurred a loss on legal settlement of $313,000 and a gain on disposition of the media business of $1,230.

Net Loss

As a result of the decreases in general and administrative expense, exploration expense, interest expense, and loss on legal settlement, offset by the increase in interest expense and the gain on disposition of the media business, the net loss for the three months ended March 31, 2015 was $1,098,313 as compared to a net loss of $2,476,766 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable, and capital expenditures.

At March 31, 2015, we had cash of $5,170 and a working capital deficit of $3,562,600. At December 31, 2014, we had cash of $142,540 and a working capital deficit of $3,045,999. This decrease in cash was due primarily to operating losses during the three months ended March 31, 2015.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2015 was $173,667. This amount was primarily related to a net loss of $1,098,313 offset by (i) $481,713 in non-cash expenses related to stock-based compensation of $474,501 and other non-cash expenses of $7,212; (ii) loss on legal settlement of $18,000; and (iii) increases in cash related to changes in other operating assets and liabilities of $424,933. Net cash used in operating activities for the three months ended March 31, 2014 was $1,045,778. This amount was primarily related to a net loss of $2,476,766 offset by (i) $1,048,748 in non-cash expenses related to stock-based compensation and common stock issued for services of $1,042,000 and other non-cash expenses of $6,748; (ii) loss on legal settlement of $313,000; and (iii) increases in cash related to changes in other operating assets and liabilities of $69,240.

Investing Activities.  Net cash used in investing activities for three months ended March 31, 2015 and 2014 was $0.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2015 was $36,297. This amount was primarily related to proceeds from our sale of common stock and warrants of $100,000, offset by repayments of short-term notes payable of $42,358 and payment of deferred financing costs of $21,345. Net cash used in financing activities for the three months ended March 31, 2014 was $1,054,499. This amount was related to stock repurchases of $1,344,999 and payment of deferred financing costs of $22,000, offset by proceeds from the sale of common stock and warrants of $312,500.

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

Our contractual cash obligations as of March 31, 2015 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$78,063	$50,538	$27,525	$-	$-
Short-term note payable	64,132	64,132	-	-	-
Payments under Stock Repurchase Option Agreements (1)	240,000	240,000	-	-	-
	$382,195	$354,670	$27,525	$-	$-

(1)
The Company entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which it (i) acquired 33,334 shares of the Company's common stock at $3.00 per share during September 2013, (ii) acquired 317,334 shares of the Company's common stock at $3.00 per share during October 2013, and (iii) acquired 756,333 shares of the Company's common stock at $3.00 per share during December 2013. A payment in the amount of $1,344,999 was made during the quarter ended March 31, 2014, leaving a balance of $924,000 which was then due and payable. On December 31, 2014, the Company re-issued 301,334 shares of common stock in exchange for the extinguishment of $904,000 of the $924,000 that was due and payable. In addition, the Company has agreed with Mr. McGroarty to repurchase 16,667 shares of the Company's common stock by September 22, 2014 at $3.30 per share and 50,000 shares of the Company's common stock by October 15, 2014 at $3.30 per share. As of May 14, 2015, the Company had not repurchased these shares and the balance of $220,000 is currently due and payable. See "Item 1 - Legal Proceedings". The Company intends to satisfy the remaining repurchase obligations of $240,000 from proceeds of future financings from time to time.

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. We maintain cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of March 31, 2015, we had $0 deposited in uninsured cash accounts.

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

As of March 31, 2015, our management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at March 31, 2015.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

On September 15, 2014, the Company entered into an agreement with Daniel McGroarty, the Company’s former President, to, among other things, repurchase 16,667 shares of the Company’s common stock by September 22, 2014 at $3.30 per share and 50,000 shares of the Company’s common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of the Company’s common stock at $3.30 per share on or before January 1, 2015. As of May 14, 2015, the Company had not purchased these shares and the balance of $220,000 is currently due and payable. On December 29, 2014, the Company was served with a AAA demand for arbitration by Mr. McGroarty, which alleged breach of contract. Mr. McGroarty is seeking specific performance, compensatory damages of $930,000 and reasonable attorney’s fees and costs. On January 14, 2015, the Company submitted its answering statement denying the allegation of Mr. McGroarty and on January 15, 2015, the Company submitted a counterclaim for breach of contract and seeks rescission and damages in an amount over $500,000. The Company intends to defend itself vigorously in this action.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2015, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

101
The following materials from U.S. Rare Earth’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

May 14, 2015	By:	/s/ Kevin M. Cassidy
Kevin M. Cassidy
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ F. Scott Chrimes
F. Scott Chrimes
Chief Financial Officer (Principal Financial and Accounting Officer)