Form 10-Q
period 2015-06-30
U.S. RARE EARTHS, INC
filed 2015-08-14
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-36888

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

As of August 10, 2015, we had 11,327,050 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AN EXPLORATION STAGE COMPANY

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$8,486	$142,540
Deposits	91,941	23,671
Prepaid expenses	39,285	149,086
Total current assets	139,712	315,297
Deferred financing costs	-	276,811
Property and equipment, net	94,866	109,290
Total Assets	$234,578	$701,398

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,648,795	$2,225,799
Accounts payable and accrued expenses-related party	832,437	286,982
Payroll tax liability	457,819	321,518
Accrued compensation-officers	82,000	82,000
Accrued interest	14,238	7,960
Accrued interest-related party	1,161	358
Share repurchase obligation	240,000	240,000
Short-term notes payable, less unamortized discount and debt issuance costs of $16,982 and $0 at June 30, 2015 and December 31, 2014, respectively	200,982	106,490
Legal settlement liabilities	385,000	367,000
Total current liabilities	4,862,432	3,638,107

Stockholders’ deficit
Common stock, par value $0.00001, 100,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 11,143,717 and 11,118,390 shares issued and outstanding as of June 30, 2015 and December 31, 2014	111	111
Additional paid-in capital	72,241,505	71,192,503
Accumulated deficit	(76,869,470)	(74,129,323)
Total stockholders’ deficit	(4,627,854)	(2,936,709)
Total Liabilities and Stockholders’ Deficit	$234,578	$701,398

See accompanying notes to condensed consolidated financial statements

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AN EXPLORATION STAGE COMPANY
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Operating costs and expenses:
Selling, general and administrative expenses	$1,431,713	$1,443,853	$2,382,598	$3,208,592
Exploration expense	88,883	138,732	175,952	538,299
Total operating expenses	1,520,596	1,582,585	2,558,550	3,746,891
(Loss) from operations	(1,520,596)	(1,582,585)	(2,558,550)	(3,746,891)

Other expense:
Interest expense	25,496	1,634	27,296	2,324
Interest and penalties on payroll tax claim	95,742	-	136,301	-
Loss on legal settlement	-	18,000	18,000	331,000
Total other expense	121,238	19,634	181,597	333,324
(Loss) from continuing operations	$(1,641,834)	$(1,602,219)	$(2,740,147)	$(4,080,215)
Income from discontinued operations	-	-	-	1,230
Net loss	$(1,641,834)	$(1,602,219)	$(2,740,147)	$(4,078,985)

Per share data:
Net loss per share before discontinued operations attributable to UREE common shareholders	$(0.15)	$(0.15)	$(0.25)	$(0.39)

Discontinued operations attributable to UREE common shareholders	$-	$-	$-	$-

Net loss per share attributable to UREE common shareholders	$(0.15)	$(0.15)	$(0.25)	$(0.39)

Weighted average number of shares outstanding - Basic and diluted	11,143,717	10,374,810	11,136,798	10,347,018

See accompanying notes to condensed consolidated financial statements

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
AN EXPLORATION STAGE COMPANY
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(2,740,147)	$(4,078,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,424	13,960
Common stock and warrants issued for services	-	129,500
Stock-based compensation	949,002	1,825,000
Deferred offering costs charged to expense	276,811	-
Loss on legal settlement	18,000	331,000
Accretion of debt discount and debt issuance costs	16,982	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid expenses	109,801	(13,000)
Deposits	(68,270)	(83,770)
Account payable and accrued expenses	422,996	294,903
Account payable and accrued expenses - related party	545,455	(75,240)
Payroll tax liability	136,301	-
Accrued compensation-officers	-	5,000
Accrued interest	6,278	-
Accrued interest - related party	803	-
Net cash used in discontinued operations	-	(69,181)
Net cash used in operating activities	(311,564)	(1,720,813)

Cash flows from investing activities
Purchase of property and equipment	-	(22,294)
Net cash used in investing activities	-	(22,294)

Cash flows from financing activities
Proceeds from the sale of common stock and warrants	100,000	1,192,500
Repurchase of common stock	-	(1,354,999)
Proceeds from note payable	200,000	-
Payment for debt issuance costs	(16,000)	-
Repayment of note payable	(106,490)	-
Payment of deferred financing costs	-	(27,050)
Net cash provided by (used in) financing activities	177,510	(189,549)

Net decrease in cash	(134,054)	(1,932,656)

Cash at beginning of period	142,540	2,216,102
Cash at end of period	$8,486	$283,446

Supplemental Cash Flow Disclosures:

Non-cash investing and financing activities:
Forgiveness of accrued compensation due to officers	$-	$190,596
Share repurchase liability	$-	$924,000

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AN EXPLORATION STAGE COMPANY
(Unaudited)

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

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the Company’s media business subsidiary, and certain related media assets of the Company to Michael D. Parnell, the Company’s former Chief Executive Officer, National Accounts Director and a Director, or an affiliate of Mr. Parnell. On May 12, 2014, the Company completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. See Note 4 and Note 11 for additional information regarding the sale of the media business.

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

At June 30, 2015, the Company had cash of $8,486 and a working capital deficit of $4,722,720. At December 31, 2014, the Company had cash of $142,540 and a working capital deficit of $3,322,810. This decrease in cash was due primarily to operating losses during the six months ended June 30, 2015. During the six months ended June 30, 2015 the Company raised $300,000 through the sale of its common stock and warrants and the issuance of a convertible note. During the six months ended June 30, 2014, the Company raised $1,192,500 through the sale of its common stock and warrants.

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

Financing transactions may include the issuance of equity or debt securities of the Company, obtaining credit facilities, or other financing mechanisms. However the Company cannot assure that additional financing will be available when needed on favorable terms, or at all. Even if the Company is able to raise the funds required, it is possible that the Company could incur unexpected costs and expenses or experience unexpected cash requirements that would force the Company to seek alternative financing. Furthermore, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of its common stock. The inability to obtain additional capital will restrict the Company's ability to grow and will impact its ability to continue to conduct business operations. If the Company is unable to obtain additional financing, it will have to curtail its plans and possibly cease operations.

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

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Articles 8-03 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2015 and 2014 are unaudited and include all adjustments necessary to present a fair statement of the results of operations for the periods then ended. All such adjustments are of normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in these condensed consolidated financial statements and the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2014 as filed with the SEC on March 6, 2015.

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of June 30, 2015 and December 31, 2014, the Company had no uninsured cash amounts.

Deferred Financing Costs

Deferred financing costs consist of specific, incremental capitalized costs directly attributable to a proposed offering of securities. In the event of a successful public offering, these deferred costs will be charged against the gross proceeds of the offering in additional paid-in capital. In the event the offering is abandoned, any capitalized costs will be charged to expense in the period in which the offering is abandoned. As of December 31, 2014, the Company had recognized deferred offering costs totaling approximately $277,000. During the six months ended June 30, 2015, the Company charged these costs to general and administrative expenses in the accompanying Statements of Operations.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, deposits, deferred financing costs, other current assets, and accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at June 30, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities.

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

Stock-Based Compensation

The Company has share-based compensation plans under which non-employees, consultants and suppliers may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award over the requisite service period. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock options and stock to non-employees and other parties are accounted for in accordance with ASC 505. The Company recorded equity-based costs for non-employees, consultants and suppliers of $0 and $129,500 during the six months ended June 30, 2015 and 2014, respectively.

The Company applies ASC 718 for options, common stock and other equity-based grants to its employees and directors. ASC 718 requires measurement of all employee equity-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company recorded equity-based compensation for employees and directors of $949,002 and $1,825,000 for the six months ended June 30, 2015 and 2014, respectively.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of June 30, 2015 and 2014, the Company had outstanding warrants for the purchase of 1,179,234 and 975,699 common shares, respectively, and an option to purchase 1,000,000 shares that were not included in the computation of loss per share at June 30, 2015 and 2014 because they would have been anti-dilutive.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.  At December 31, 2014, $321,518 was reclassified to payroll tax liability comprised of $271,602 from accounts payable and accrued expenses, $22,756 from accrued interest, and $21,160 from other current liabilities.  For the six months ended June 30, 2014, $278,866 was reclassified to exploration expense from general and administrative expense.  These reclassifications have no impact on net income, earnings per share, accumulated deficit, or results of continuing operations.

Reverse Stock Split

On December 16, 2014, the Company amended its articles of incorporation to effect a 1-for-3 reverse stock split. All the relevant information relating to numbers of shares and per share information contained in these condensed consolidated financial statements has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends Accounting Standards Codification (“ASC”) Topic 205 – Presentation of Financial Statements and Topic 360 – Property, Plant, and Equipment. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, which is effective for the Company’s first quarter of 2015. The impact of the adoption of this ASU on the Company’s results of operation, financial position, cash flows and disclosures will be based on any future disposal activity of the Company.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which amended ASC Topic 205 – Presentation of Financial Statements. The amendment provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, in connection with the preparation of annual and interim financial statements, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued, or within one year after the date that the financial statements are available to be issued, when applicable. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, which is effective for the Company’s first quarter of fiscal year 2016. The opinion of the Company’s independent registered public accounting firm on the Company’s audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2014-15.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to Consolidation Analysis), which amends ASC Topic 810 – Consolidations. The amendment changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments 1) modify the evaluation of whether certain entities are variable interest entities (VIEs), 2) eliminate the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, and 4) provide a scope exception from consolidation guidance for reporting entities with interests in certain legal entities.  ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which is effective for the Company’s first quarter of fiscal year 2016. Early adoption in interim and annual periods is permitted. The Company does not believe the adoption of ASU 2015-02 will have a material effect on the Company’s consolidated financial statements. The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2015-02.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for the interim and annual periods ending after December 15, 2015, but early adoption is permitted. As of June 30, 2015, the Company adopted ASU No. 2015-03. Adoption resulted in debt issuance costs being presented net in short-term notes payable. Adoption did not impact the Company’s results of operations, financial position, or cash flows for any periods presented.

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

NOTE 4. DISCONTINUED OEPRATIONS

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the Company’s media business subsidiary, and certain related media assets of the Company to Michael D. Parnell, the Company’s former Chief Executive Officer, National Accounts Director and a Director of the Company.  On May 12, 2014, the Company completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014.  See Note 11 for additional information regarding the sale of the media business. As of June 30, 2015 and December 31, 2014, the Company had no assets or liabilities recorded on the balance sheet related to the media business.  The Company recognized a gain on disposal of discontinued operations of $1,230 for the three months ended March 31, 2014.

The Company does not believe there is an effect of income taxes on discontinued operations. Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under Internal Revenue Code Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Estimated	June 30,	December 31,
	Life	2015	2014

Office equipment	5 years	$50,496	$50,496
Mining and other equipment	5 - 7 years	131,218	131,218
Accumulated depreciation		(86,848)	(72,424)
Total		$94,866	$109,290

Depreciation expense for the six months ended June 30, 2015 and 2014 was $14,424 and $13,960, respectively, of which $12,006 and $9,373, respectively, is recorded in exploration expense and $2,418 and $4,587, respectively, is recorded in general and administrative expenses in the Statements of Operations.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable

Accounts payable were $2,648,795 and $2,225,799 as of June 30, 2015 and December 31, 2014, respectively. Such liabilities consisted of amounts due to vendors for consulting expenses, legal expenses, mining expenditures, external audit and other expenses incurred by the Company.

Related Party Accounts Payable and Accrued Expenses

Related party accounts payable and accrued expenses as of June 30, 2015 and December 31, 2014 reflected the following:

	June 30,	Decemebr 31,
	2015	2014
Related party payables due to Logic International Consulting Group, LLC for services on behalf of UREE	$536,339	$208,601
Related party payables due to Lattimore Properties, Inc. for amounts paid on behalf of UREE	255,782	74,230
Related party payables due to Diane Cassidy for services on behalf of UREE	34,000	-
Related party payables due to CRE Cloud Solutions for services	5,413	3,248
Related party payables due to Kevin Cassidy for amounts paid on behalf of UREE	903	903
	$832,437	$286,982

NOTE 7. PAYROLL TAX LIABILITY

Underpayment of FICA

During the years ended December 31, 2011 and 2012, the Company did not report stock-based compensation on Form 1099 or W-2, which amounted to $8,654,149 and $713,594 respectively. During the year ended December 31, 2013, the Company processed compensation to its chief executive officer as an independent contractor under Form 1099 instead of processing it as payroll under Form W-2. All stock-based compensation to officers, employees and independent contractors was recorded at the grant date fair market value in the financial statements for the years ended December 31, 2013, 2012, and 2011.  As a result, on December 31, 2013, the Company recorded an estimate of $250,000 for past due amounts related to the Company’s portion of FICA (“FICA Underpayment”). In August 2014, the Company filed its amended Form 941 for 2011 and 2012 and increased the accrual for FICA Underpayment an additional $21,602 to a total of $271,602 and is recorded in general and administrative expenses in the Statements of Operations.

Penalties and Interest on Underpayment of FICA

In December 2014, the Company was notified by the IRS that penalties would apply to the FICA Underpayment. Based on the notice received from the IRS, which calculated penalties and interest through December 1, 2014, the Company accrued $27,160 in penalties and $22,757 in interest through December 31, 2014.

In April 2015, the Company was notified by the IRS that they intend to assess a Trust Fund Recovery Penalty of $38,001 in addition to previously assessed penalties. This additional penalty was accrued as of March 31, 2015. At June 30, 2015, the Company accrued an additional $90,625 for potential unasserted Trust Fund Recovery Penalty claims.

For the three and six months ended June 30, 2015, the Company has recorded penalties and interest related to the FICA Underpayment and the Trust Fund Recovery Penalty of $95,742 and $136,301, respectively. There were no penalties and interest incurred in the three and six months ended June 30, 2014

NOTE 8. SHORT-TERM NOTES PAYABLE

On May 26, 2015, the Company entered into a promissory note (the “Note”) with an accredited investor in the principal amount of $285,000 for a purchase price of $200,000. The Note matures six months from the date of issuance and shall not bear interest other than in the event of default. The Note may be converted into shares of the Company’s common stock at any time following an event of default at a conversion price equal to a 20% discount of the average of the three lowest closing bid prices in the twenty trading days immediately preceding the conversion except that an additional discount of up to 15% shall apply in the case of certain defaults. The Note may be prepaid at premiums to the outstanding principal during the term of the Note.

The Note includes default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the Note if the Company is delinquent in its filings with the Securities and Exchange Commission, the Company ceases to be quoted on the OTCQB, the Company’s common stock is not DWAC eligible, or the Company fails to maintain a share reserve as required under the Note. In an event of default, the Note may become immediately due and payable at premiums to the outstanding principal and shall bear interest at the rate of 22% per annum. The Note also provides that if shares issuable upon conversion of the Note are not timely delivered in accordance with the terms of the Note then the Company shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency up to a certain capped amount.

The Note was analyzed in accordance with ASC 470-20 and determined that the Note does not contain a beneficial conversion feature or contingent beneficial conversion feature.  The Note is convertible only upon an event of default, as defined, and upon an event of default, the Note becomes share-settled debt that is subject to ASC 480.  As a result, the Company recorded the Note as a zero-interest-bearing note and will accrete the debt discount and debt issuance costs over the six-month term of the Note.

The notes payable balance of $106,490 at December 31, 2014 consisted of a note payable related to the Company’s prepaid D&O insurance coverage.  The original loan amount was for $190,251, and was to be repaid in monthly installments starting in September 2014 through May 2015 at an annual interest rate of 4.49%. As of June 30, 2015, the note has been paid in full.

NOTE 9. RELATED PARTY TRANSACTIONS

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

The Company maintained an office at 12 Gunnebo Drive, Lonoke, Arkansas 72086 for the Company’s former media business, which consisted of 4,000 sq. ft. of office space. The office was leased for $916 per month, and the Company leased the office on a month-to-month basis. The facilities were owned by the J.S. Parnell Trust, of which Mr. Parnell, the former Chief Executive Officer, National Account Director and a Director of the Company, was trustee. The Company also maintained an office at 12 North Washington Street, Montoursville, Pennsylvania 17754 for the former media business which consisted of 4,000 sq. ft. of office space. The office was leased from the Hoff Family Limited Partnership, which was controlled by the wife of Matthew Hoff, a stockholder and former employee of the Company. Lease payments were $2,000 per month, and the Company leased the office on a month-to-month basis. Both of these leases were assumed by an affiliate of Mr. Parnell in connection with the sale of the media business (see Note 4).

Since January 1, 2013, the Company has rented office space from Logic at 711 Fifth Avenue, 16th Floor, New York, New York 10022, which since May 1, 2013 has been on a month-to-month basis. Since June 1, 2013, the Company has paid rent of $9,250 per month. Logic is controlled by Kevin Cassidy, the Company’s Chief Executive Officer (“CEO”).

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

The Settlement Agreement also contained certain contingent agreements, which were conditioned upon the Company’s completion of a stock offering and/or PIPE transaction of more than $6,000,000 in the aggregate by the end of 2015. If the Company successfully completes such a stock offering and/or PIPE transaction, it has agreed to: (a) assume and maintain the lease of certain offices of the Company located in Salt Lake City, Utah; (b) reimburse H. Deworth Williams for certain business costs and expenses incurred for the benefit of the Company in an amount not to exceed $145,000; (c) reimburse defendants H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. for their costs and fees incurred in the Nevada Action and the Utah Action in an amount not to exceed $150,000; (d) to retrieve or “claw back” not less than 700,000 shares of Company common stock that were authorized for issuance to Michael Parnell, Matthew Hoff, H. Deworth Williams, Winston Marshall, Greg Schifrin, Geoff Williams and Edward Cowle for non-cash consideration and future services; and (e) to employ Edward Cowle as a senior level executive with the company. During 2013 and 2014, the Company raised more than $6,000,000 through private stock offerings and accrued legal settlement liabilities of $385,000 and $367,000 as of June 30, 2015 and December 31, 2014, respectively.

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

Lattimore Option

On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, pursuant to which it granted Lattimore Properties a three-year option to purchase up to 1,000,000 shares of its common stock, at $3.00 per share, for a purchase price of $75,000. The effectiveness of the option was conditioned on approval of the Settlement Agreement. Subsequent to the approval of the Settlement Agreement, the option had not been exercised as of June 30, 2015.

Share Repurchase Obligations and Options

The Company entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which it (i) acquired 33,334 shares of the Company’s common stock at $3.00 per share during September 2013, (ii) acquired 317,334 shares of the Company’s common stock at $3.00 per share during October 2013, and (iii) acquired 756,333 shares of the Company’s common stock at $3.00 per share during December 31, 2013 with a portion of the payment in the amount of $1,344,999 made during the three months ended March 31, 2014 and the balance of $924,000 which was then due and payable. On December 31, 2014, the Company re-issued 301,334 shares of common stock in exchange for the extinguishment of $904,000 of the $924,000 that was due and payable. The Company also obtained the right from Mr. McGroarty, to acquire up to 266,667 shares of the Company’s common stock at $3.00 per share until April 30, 2014. The foregoing option was not exercised and on September 15, 2014, the Company agreed with Mr. McGroarty to repurchase 16,667 shares of its common stock by September 22, 2014 at $3.30 per share and 50,000 shares of the Company’s common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of the Company’s common stock at $3.30 per share on or before January 1, 2015. Such option expired unexercised. As of June 30, 2015, the Company had not repurchased these shares and the balance of $220,000 is currently due and payable. In addition, the Company obtained the right from Matthew Hoff and his affiliate to acquire up to 266,667 shares of the Company’s common stock at $3.30 per share until December 31, 2014 and the Company further obtained the right from an affiliate of Michael Parnell to acquire up to 266,667 shares of its common stock at $3.00 per share until December 31, 2014, both of which have expired. The Company intends to satisfy the remaining repurchase obligations of $240,000 from proceeds of future financings from time to time.

NOTE 10. COMMON STOCK

The Company had the following equity transactions during the six months ended June 30, 2015:

On February 20, 2015, the Company issued 25,000 shares of its common stock and warrants to purchase 25,000 shares of common stock to an investor for $100,000. The warrant exercise price was $5.00 per share. The warrants expire on February 24, 2018.

The following represents a summary of the warrants outstanding at June 30, 2015 and changes during the period then ended:

		Weighted Average	Aggregate Intrinsic
	Warrants	Exercise Price	Value
Outstanding at December 31, 2014	1,154,234	$7.00	$-
Granted	25,000	5.00	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding at June 30, 2015	1,179,234	$6.96	$-
Exercisable at June 30, 2015	1,179,234	$6.96	$-

A summary of unvested common stock awards outstanding as of June 30, 2015 is presented below:

Fair Market Value
	Common	per Share on
	Shares	Grant Date
Outstanding at December 31, 2014	600,000	$8.76
Granted	-	-
Vested	-	-
Expired/Forfeited	-	-
Outstanding at June 30, 2015	600,000	$8.76

Stock-based compensation expense was $949,002 and $1,825,000 for the six months ended June 30, 2015 and 2014, respectively. The Company has estimated a forfeiture rate of 0% for stock awards issued as compensation. The total amount of expense remaining at June 30, 2015 that is expected to be recognized for these awards is $2,408,993. If all awards vest, this amount will be recognized during the remainder of 2015, 2016 and 2017. To the extent the Company estimates certain of these awards will not vest, the associated expense will be reversed in the period in which the Company estimates the awards will not vest.

2013 Stock Incentive Plan

On November 14, 2013, the board of directors and stockholders of the Company authorized the adoption and implementation of the Company’s 2013 Stock Incentive Plan (the “2013 Plan”).  The principal purpose of the 2013 Plan is to attract, retain and provide incentives to employees, directors, consultants, and independent contractors of the Company and its related companies by offering them the opportunity to acquire a proprietary interest in the Company and to promote their interests and efforts to the long-term interests of the Company's stockholders.  Under the 2013 Plan, an aggregate of 5,000,000 shares of our common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock awards, restricted stock, restricted stock units and other stock and cash-based awards provided that no more than one million (1,000,000) shares may be issued pursuant to awards that are not options, and (b) the maximum number of shares with respect to which an employee may be granted awards under the plan during a fiscal year is one million (1,000,000) shares.  The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and in the case of an incentive stock option granted to an employee who, on the date of grant is a ten-percent shareholder, the exercise price shall not be less than 110% of the fair market value of a share on the date of grant.  Options shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period (five years in the case of an incentive stock option granted to an employee who on the date of grant is a ten-percent stockholder). No awards have been granted under the 2013 Plan.

NOTE 11. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

Except as set forth below, there are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

On September 15, 2014, the Company entered into an agreement with Daniel McGroarty, the Company’s former President, to, among other things, repurchase 16,667 shares of the Company’s common stock by September 22, 2014 at $3.30 per share and 50,000 shares of the Company’s common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of the Company’s common stock at $3.30 per share on or before January 1, 2015.  As of June 30, 2015, the Company had not purchased these shares and the balance of $220,000 is currently due and payable.  On December 29, 2014, the Company was served with an AAA demand for arbitration by Mr. McGroarty, which alleged breach of contract.  Mr. McGroarty is seeking specific performance, compensatory damages of $930,000 and reasonable attorney’s fees and costs. On January 14, 2015, the Company submitted its answering statement denying the allegation of Mr. McGroarty and on January 15, 2015, the Company submitted a counterclaim for breach of contract and seeks rescission and damages in an amount over $500,000.  The Company intends to defend itself vigorously in this action.

Employment and Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement with Logic. Under the Services Agreement, Logic agreed to provide certain advisory services to the Company. On December 31, 2011, the Services Agreement was automatically extended to December 11, 2013 and can be renewed for additional 12-month periods unless either party gives the other 45 days written notice of termination. The Services Agreement can be cancelled with 90 days written notice. The Services Agreement provides for a monthly payment of $50,000 to Logic. As of June 30, 2015, the Company owed Logic $500,000 for accrued but unpaid service fees.

In March and November 2011, the Company issued warrants to Logic for the purchase of an aggregate of 666,668 shares of the Company’s common stock. On December 31, 2011, these warrants were cancelled and replaced with warrants to purchase an aggregate of 666,668 shares of the Company’s common stock. The warrants are exercisable at $1.50 per share and warrants to purchase 433,334 shares expire on March 9, 2016 and warrants to purchase 233,334 shares expire on November 28, 2016. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $21.00 or more for the Company’s common stock has been sustained for five trading days. The warrants contain certain piggyback registration rights.

On June 28, 2013, the Company converted a payable to Logic of $800,000 into 266,667 shares of the Company’s common stock at $3.00 per share. The fair value of the stock on the date of conversion was $4.95 per share, and the Company recorded the difference between the conversion price and the fair value of $520,000 as loss on settlement of debt.

Since June 2013, the Company has also agreed to reimburse Logic for a portion of the compensation due to Mr. Cassidy’s administrative assistant. For the six months ended June 30, 2015 and 2014, the Company has recorded reimbursements of $24,000 and $15,000, respectively, of which $6,000 and $3,750, respectively, is recorded in exploration expense and $18,000 and $11,250, respectively, is recorded in general and administrative expenses in the Statements of Operations.

Diane Cassidy

Since June 2013, the Company retained Diane Cassidy, the sister of the Company’s Chief Executive Officer and Director, Kevin Cassidy, as a consultant to perform certain management services. From June 2013 to October 2013, Ms. Cassidy was paid at the rate of $5,000 per month, increasing to $10,000 per month in November 2013 and December 2013. From February 2014 through May 2014, she was paid at the rate of $16,667 per month. On May 19, 2014, the Company entered into a Consulting Agreement with Ms. Cassidy whereby Ms. Cassidy will provide certain management services. Under the agreement, Ms. Cassidy is entitled to $17,000 per month. The agreement has an initial term of one year, with automatic renewal for one year periods unless terminated by either party on 90 days’ prior written notice. After the initial term, and during any additional term, either party can terminate the agreement as of the end of a calendar month on 60 days’ prior written notice. On August 11, 2015, the Company provided written notice to terminate the agreement. As of June 30, 2015, the Company owed Diane Cassidy $34,000 for accrued but unpaid service fees.

Lattimore Properties

As of July 1, 2012, Lattimore Properties, an affiliate of John Victor Lattimore, Jr., the Company’s Chairman of the Board, entered into a Consulting Agreement with Logic pursuant to which Lattimore Properties is to provide executive management, strategic planning and general office administration to Logic for a fee of $25,000 per month. The agreement has a term of one year commencing on July 1, 2013, unless sooner terminated on 30 days’ prior written notice. The term of the agreement may be extended upon the mutual written agreement of the parties.  The agreement was not extended.

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as the Company’s Chief Financial Officer. Under the agreement Mr. Scott was entitled to $4,000 per month plus $3,000 of shares of the Company’s common stock per month based on an $8.55 per share price. On August 31, 2012, the Company’s board of directors approved the issuance of 24,000 shares of common stock to Mr. Scott. The term of the Consulting Agreement expired on December 31, 2012, and the Company paid Mr. Scott $5,000 per month on a month-to-month basis during 2013 and $10,000 per month during 2014. On April 30, 2014, Mr. Scott was removed as Chief Financial Officer and between June 1, 2014 and August 13, 2014, the Company retained Mr. Scott as a consultant at a rate of $5,000 per month. As of June 30, 2015, the Company owed Mark Scott $17,500 for accrued but unpaid service fees.

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

On August 14, 2013, the Company accepted the resignation of Daniel McGroarty effective July 31, 2013 as President of the Company and its subsidiaries. The parties entered into a Stock Repurchase Option and Severance Agreement whereby: (i) the parties agreed to settle all back pay and compensation claims with a payment of $60,000; (ii) the Company agreed to repurchase 33,334 of shares of its common stock from Mr. McGroarty on or before September 30, 2013 for $100,000 or $3.00 per share, which was subsequently paid; and (iii) the Company paid $40,000 for an option to acquire up to 266,667 shares of the Company’s common stock from Mr. McGroarty for $3.00 per share on or before April 30, 2014. The foregoing option was not exercised and on September 15, 2014, the Company entered into a further agreement with Mr. McGroarty pursuant to which the Company agreed, among other things, to repurchase 16,667 shares of its common stock by September 22, 2014 at $3.30 per share and 50,000 shares of its common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of its common stock at $3.30 per share on or before January 1, 2015.  Such option expired unexercised. As of June 30, 2015, the Company had not repurchased these shares and the balance of $220,000 is currently due and payable.

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities.

The Company leases its principal executive offices at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024-3818. The lease of this 1,588 square foot space is for a term expiring on November 30, 2016, and provides for monthly rental payments of $3,441.

The Company leases a corporate apartment at 5721 Henry Cook Boulevard, Plano, Texas 75024. The lease of this 1,024 square foot space is for a term which expired on February 10, 2015, and provided for monthly rental payments of $1,730.  When the lease agreement expired, the Company continued leasing the apartment on a month-to-month basis at $1,730 per month. On April 13, 2015, the Company provided notice to the owner and ended the lease arrangement on May 13, 2015.

The Company also leases 5,000 square feet of office and storage space at 120 Vandervoort Street, Salmon, Idaho. The Salmon facility is used by Company contractors when they are involved in exploration or other activities relating to our Idaho or Montana claims and is also used to store tools and materials used in our exploratory activities and samples collected from the claim sites. This lease provides for monthly rentals of $1,200 and expired December 4, 2014. The lease includes an option to renew for two terms of two years at a rent to be negotiated.  As of June 30, 2015, the lease has not been renewed and the Company is paying on a month-to-month basis.

Aggregate future minimum lease payments are $50,538 and $17,203 for the twelve-month periods ending June 30, 2016 and June 30, 2017, respectively.

Rent expense for the six months ended June 30, 2015 and 2014 was $91,360 and $92,667, respectively, of which $21,432 and $21,075, respectively, is recorded in exploration expense and $69,928 and $71,592, respectively, is recorded in general and administrative expenses in the Condensed Statements of Operations.

NOTE 12. SUBSEQUENT EVENTS

On July 23, 2015, the Company entered into an exclusive commercial patent license agreement to utilize the Membrane Assisted Solvent Extraction for Rare Earths Technology (“MSX Technology”), which results in the recovery and separation of Neodymium, Dysprosium and Praseodymium from electronic E-waste. The Company was also granted a non-exclusive commercial patent license agreement for use of MSX Technology for mining Neodymium, Dysprosium and Praseodymium.

Under the agreement, the Company is required to pay the Licensor a $35,000 execution fee within 30 days. The Company is required to pay the Licensor royalties of 3% of net sales subject to minimum royalty payments of $15,000 for the year ending December 31, 2017 and $25,000 for years thereafter. In the event the Company earns sublicensing revenue from the MSX Technology, it is required to pay 35% of such revenue to the Licensor. The Company is responsible for all patent costs incurred to support the MSX Technology in excess of $20,000.

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	For the Three Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Statement of Operations Data:
Operating costs and expenses:
Selling, general and administrative expenses	$1,431,713	$1,443,853	$(12,141)	(1%)
Exploration expense	88,883	138,732	(49,848)	(36%)
Total operating expenses	1,520,596	1,582,585	(61,989)	(4%)
(Loss) from operations	(1,520,596)	(1,582,585)	61,989	(4%)
Other expense:
Interest expense	25,496	1,634	23,862	1,460%
Interest and penalties on payroll tax claim	95,742	-	95,742	-
Loss on legal settlement	-	18,000	(18,000)	(100%)
Total other expense	121,238	19,634	101,604	517%
Net Loss	$(1,641,834)	$(1,602,219)	$(39,615)	2%

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 and 2014 consisted primarily of expenses related to employees, equity awards, rent, audit, overhead, depreciation, professional and consulting fees, investor relations, legal, printing costs, and other general and administrative costs. Selling, general and administrative expenses for the three months ended June 30, 2015 decreased approximately $12,000 or 1% to approximately $1,432,000 as compared to approximately $1,444,000 for the three months ended June 30, 2014. The decrease related to decreased stock-based compensation expense of approximately $438,000, partially offset by an increase in legal fees of approximately $198,000 and additional printing costs of approximately $165,000.

Exploration expenses

For the three months ended June 30, 2015, expenses consisted primarily of payments for exploration consulting fees. Exploration expenses for the three months ended June 30, 2014 consisted of payments to our independent geologist, geoanalysis, claim permit expenses and staking of claims in the North Fork Project in Idaho and the Last Chance Project in Montana. Exploration expenses for the three months ended June 30, 2015 decreased approximately $50,000, or 36% to approximately $89,000 as compared to approximately $139,000 for the three months ended June 30, 2014. The decrease is primarily attributable to decreases in drilling and exploration activities.

Other Expenses

Interest expense for the three months ended June 30, 2015 consisted primarily of interest on short term notes payable. Interest expense for the three months ended June 30, 2014 is related primarily to the financing of our directors and officers’ insurance and consulting services. Interest expense for the three months ended June 30, 2015 increased approximately $24,000, or 1,460% to approximately $25,000 as compared to approximately $1,600 for the three months ended June 30, 2014. The increase is primarily attributable to interest expense on our short term note payable.

During the three months ended June 30, 2015, we incurred interest and penalties expense of approximately $96,000 related to payroll taxes owed to the Internal Revenue Service (“IRS”). We had no interest and penalties on payroll tax claim for the three months ended June 30, 2014.

We had no loss on legal settlement, for the three months ended June 30, 2015 as the estimated costs had been accrued. Loss on legal settlement for the three months ended June 30, 2014 was $18,000.

Net Loss

As a result of the increases in interest expense and interest and penalties on payroll tax claim, partially offset by the decrease in exploration expense and selling, general and administrative expenses, the net loss for the three months ended June 30, 2015, was approximately $1,642,000 as compared to a net loss of $1,602,000 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	For the Six Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Statement of Operations Data:
Operating costs and expenses:
Selling, general and administrative expenses	$2,382,598	$3,208,592	$(825,994)	(26%)
Exploration expense	175,952	538,299	(362,347)	(67%)
Total operating expenses	2,558,550	3,746,891	(1,188,341)	(32%)
(Loss) from operations	(2,558,550)	(3,746,891)	1,188,341	(32%)
Other expense:
Interest expense	27,296	2,324	24,972	1,075%
Interest and penalties on payroll tax claim	136,301	-	136,301	-
Loss on legal settlement	18,000	331,000	(313,000)	(95%)
Total other expense	181,597	333,324	(151,727)	(46%)
(Loss) from continuing operations	$(2,740,147)	$(4,080,215)	$1,340,068	(33%)
Income (loss) from discontinued operations	-	1,230	(1,230)	(100%)
Net loss	$(2,740,147)	$(4,078,985)	$1,338,838	(33%)

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 and 2014 consisted primarily of expenses related to employees, equity awards, rent, audit, overhead, depreciation, professional and consulting fees,  investor relations, legal, printing costs, and other general and administrative costs. Selling, general and administrative expenses for the six months ended June 30, 2015 decreased approximately $826,000, or 26% to approximately $2,383,000 as compared to approximately $3,209,000 for the six months ended June 30, 2014. The decrease related to decreased stock-based compensation expense of approximately $876,000 and decreased consulting expenses of approximately $227,000, partially offset by increased legal fees of approximately $134,000 and additional printing costs of approximately $165,000.

Exploration expenses

For the six months ended June 30, 2015, expenses consisted primarily of payments for exploration consulting fees.  Exploration expenses for the six months ended June 30, 2014 consisted of payments to our independent geologist, geoanalysis, claim permit expenses and staking of claims in the North Fork Project in Idaho and the Last Chance Project in Montana. Exploration expenses for the six months ended June 30, 2015 decreased approximately $362,000, or 67% to approximately $176,000 as compared to approximately $538,000 for the six months ended June 30, 2014. The decrease is primarily attributable to decreases in drilling and exploration activities increases.

Other Expenses

Interest expense for the six months ended June 30, 2015 consisted primarily of interest on short term notes payable. Interest expense for the six months ended June 30, 2014 is primarily related to the financing of our directors and officers insurance. Interest expense for the six months ended June 30, 2015 increased approximately $25,000, or 1,075% to approximately $27,000 as compared to approximately $2,000 for the six months ended June 30, 2014. The increase is primarily attributable to interest expense on our short term notes payable.

During the six months ended June 30, 2015, we incurred interest and penalties expense of approximately $136,000 related to payroll taxes owed to the IRS. We had no interest and penalties on payroll tax claim for the six months ended June 30, 2014.

In addition, during the six months ended June 30, 2015, we incurred an expense of approximately $18,000 in non-cash items related to loss on legal settlement. During the six months ended June 30, 2014, we incurred a loss on legal settlement of approximately $331,000, offset by gain on disposition of the media subsidiaries of $1,230.

Net Loss

As a result of the decreases in selling, general and administrative expenses, exploration expense and loss on legal settlement, partially offset by the increase in and interest expense and interest and penalties on payroll tax claim, the net loss for the six months ended June 30, 2015, was approximately $2.7 million as compared to a net loss of approximately $4.1 million for the six months ended June 30, 2014.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support our current and future operations, satisfy our obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable, and capital expenditures.

At June 30, 2015, we had cash of $8,486 and a working capital deficit of approximately $4.7 million. At December 31, 2014, we had cash of $142,540 and a working capital deficit of approximately $3.3 million. This decrease in cash was due primarily to operating losses during the six months ended June 30, 2015. During the six months ended June 30, 2015, we raised $300,000 through the sale of our common stock and warrants and a convertible promissory note.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Cash Flow

The following table set forth the significant sources and uses for the periods set forth below:

	For the Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(311,564)	$(1,720,813)
Investing activities	-	(22,294)
Financing activities	177,510	(189,549)
Net decrease in cash	$(134,054)	$(1,932,656)

Operating Activities.

Net cash used in operating activities for the six months ended June 30, 2015 was approximately $312,000. This amount was primarily related to a net loss of approximately $2.7 million, partially offset by (i) non-cash expense related to stock-based compensation of approximately $949,000; (ii) deferred offering costs charged to expense of approximately $277,000; and (iii) increases in cash related to changes in other operating assets and liabilities of approximately $1.2 million primarily attributable to prepaid expenses, account payable and accrued expenses, and the payroll tax liability. Net cash used in operating activities for the six months ended June 30, 2014 was approximately $1.7 million. This amount was primarily related to a net loss of approximately $4.1 million offset by approximately $2.3 million in non-cash expenses related to: (i) stock-based compensation and shares issued to directors and consultants for services of $1,954,500; (ii) a loss on legal settlement of $331,000; and (iii) other non-cash expenses of $13,960.

Investing Activities.

We had no investing activities for the six months ended June 30, 2015. Net cash used in investing activities for the six months ended June 30, 2014 was $22,294, related to the purchase of fixed assets.

Financing Activities.

Net cash provided by financing activities for the six months ended June 30, 2015 was approximately $178,000. This amount was primarily related to proceeds from our sale of common stock and warrants of $100,000 and proceeds from our issuance of a note payable of $200,000, offset by payments for debt issuance costs of $16,000 and repayment of short-term notes payable of approximately $106,000. Net cash used in financing activities for the six months ended June 30, 2014 was approximately $190,000. This amount was primarily related to cash paid for common stock repurchases of $1,344,999 pursuant to shares of common stock acquired during December 31, 2013, cash paid for common stock repurchases of $10,000 pursuant to shares of common stock acquired in 2014, and the payment of deferred financing costs of $27,050 offset by the proceeds from our sale of common stock and warrants of $1,192,500.

Future Funding Requirements

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

Contractual Obligations and Commitments

Employment and Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, we signed an exclusive Services Agreement with Logic. Under the Services Agreement, Logic agreed to provide certain advisory services to us. On December 31, 2011, the Services Agreement was automatically extended to December 11, 2013 and can be renewed for additional 12-month periods unless either party gives the other 45 days written notice of termination. The Services Agreement can be cancelled with 90 days written notice. The Services Agreement provides for a monthly payment of $50,000 to Logic. As of June 30, 2015, we owed Logic $500,000 for accrued but unpaid service fees.

In March and November 2011, we issued warrants to Logic for the purchase of 666,668 shares of our common stock. On December 31, 2011, these warrants were cancelled and replaced with warrants to purchase 666,668 shares of our common stock. The warrants are exercisable at $1.50 per share and expire on March 9, 2016 and November 28, 2016 (approximately 65% of the warrants expire on March 9, 2016, with the remainder of the warrants expiring on November 28, 2016). The warrants may be called by us if it has registered the sale of the underlying shares with the SEC and a closing price of $21.00 or more for our common stock has been sustained for five trading days.

On June 28, 2013, we converted a payable to Logic of $800,000 into 266,667 shares of our common stock at $3.00 per share. The fair value of the stock on the date of conversion was $4.95 per share, and we recorded the difference between the conversion price and the fair value of $520,000 as loss on settlement of debt.

Since June 2013, we have also agreed to reimburse Logic for a portion of the compensation due to Mr. Cassidy’s administrative assistant. For the six months ended June 30, 2015 and 2014, we has recorded reimbursements of $24,000 and $15,000, respectively, of which $6,000 and $3,750, respectively, is recorded in exploration expense and $18,000 and $11,250, respectively, is recorded in general and administrative expenses in the Statements of Operations.

Diane Cassidy

Since June 2013, we retained Diane Cassidy, the sister of our Chief Executive Officer and Director, Kevin Cassidy, as a consultant to perform certain management services. From June 2013 to October 2013, Ms. Cassidy was paid at the rate of $5,000 per month, increasing to $10,000 per month in November 2013 and December 2013. From February 2014 through May 2014, she was paid at the rate of $16,667 per month. On May 19, 2014, we entered into a Consulting Agreement with Ms. Cassidy whereby Ms. Cassidy will provide certain management services. Under the agreement, Ms. Cassidy is entitled to $17,000 per month. The agreement has an initial term of one year, with automatic renewal for one year periods unless terminated by either party on 90 days’ prior written notice. After the initial term, and during any additional term, either party can terminate the agreement as of the end of a calendar month on 60 days’ prior written notice. On August 11, 2015, we provided written notice to terminate the agreement. As of June 30, 2015, we owed Diane Cassidy $34,000 for accrued but unpaid service fees.

Lattimore Properties

As of July 1, 2012, Lattimore Properties, an affiliate of John Victor Lattimore, Jr., our Chairman of the Board, entered into a Consulting Agreement with Logic pursuant to which Lattimore Properties is to provide executive management, strategic planning and general office administration to Logic for a fee of $25,000 per month. The agreement has a term of one year commencing on July 1, 2013, unless sooner terminated on 30 days’ prior written notice. The term of the agreement may be extended upon the mutual written agreement of the parties.  The agreement was not extended.

Mark Scott

On December 19, 2011, we entered into a Consulting Agreement with Mark Scott in connection with his service as our Chief Financial Officer. Under the agreement Mr. Scott was entitled to $4,000 per month plus $3,000 of shares of our common stock per month based on an $8.55 per share price. On August 31, 2012, our board of directors approved the issuance of 24,000 shares of common stock to Mr. Scott. The term of the Consulting Agreement expired on December 31, 2012, and we paid Mr. Scott $5,000 per month on a month-to-month basis during 2013 and $10,000 per month during 2014. On April 30, 2014, Mr. Scott was removed as Chief Financial Officer and between June 1, 2014 and August 13, 2014, we retained Mr. Scott as a consultant at a rate of $5,000 per month. As of June 30, 2015, we owed Mark Scott $17,500 for accrued but unpaid service fees.

Michael Parnell

On December 10, 2010, we entered into a Revised Employment Agreement with Michael Parnell, our former Chief Executive Officer, Chief Operating Officer and a Director. Under the terms of the employment agreement, Mr. Parnell’s annual salary was $125,000 in year one, $137,500 in year two and $151,000 in year three. Mr. Parnell was awarded 100,000 shares of restricted common stock. In the event that we were sold or merged or there was a change in control, Mr. Parnell was entitled to receive at his discretion, severance of $500,000 in cash or restricted common stock at $1.50 per share. Mr. Parnell was eligible for vacation of six weeks, benefit programs and incentive bonuses as approved by our board of directors. The employment agreement had a three-year term and was automatically renewable for additional one-year periods unless 90 days’ notice is provided by either party.

On July 26, 2011, we entered into an Addendum to the Revised Employment Agreement with Mr. Parnell. The addendum extended the term of employment until December 10, 2015, subject to additional one-year renewal periods unless 90 days’ notice is provided by either party. The addendum provided that Mr. Parnell’s annual salary for year four was $166,100 and $182,710 for year five. We also agreed to issue to Mr. Parnell 41,667 restricted shares of our common stock in years four and five. In the event of a change in control by merger, acquisition, takeover or otherwise, the share amounts due in years four and five would become immediately due and payable.

On June 26, 2013, Mr. Parnell resigned as our Chief Operating Officer and a Director and accepted the position of National Accounts Director for the media business.

On January 28, 2014, we entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the then media subsidiary of the Company, and certain related media assets held by us to Mr. Parnell or a designated affiliate of Mr. Parnell. On May 12, 2014, we and an affiliate of Mr. Parnell entered into a Master Sale Agreement, and related Share Purchase Agreement and Asset Purchase Agreement, and completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014. In connection with this transaction, Mr. Parnell resigned as National Accounts Director on May 12, 2014 and the Revised Employment Agreement and addendum thereto were terminated immediately.

On May 12, 2014, we and Mach One Media Group, Inc. (“Mach One”) entered into a Master Sale Agreement, and related Share Purchase Agreement and Asset Purchase Agreement, pursuant to which Mach One acquired all of the outstanding stock of Media Depot, Inc., a wholly-owned subsidiary of the Company, and acquired the assets and assumed the liabilities of the Company related to the media business effective January 1, 2014. Mach One is an affiliate of Michael D. Parnell, our former Chief Executive Officer, National Accounts Director and Director. In addition, the Company and the Michael D. Parnell Living Trust (the "Parnell Trust") entered into an amendment to the Repurchase Option Agreement dated January 28, 2014, whereby we has the option to repurchase up to 266,667 shares of our common stock from the trust at $3.00 per share. The amendment extended the date on which we may exercise the right to repurchase the first 66,667 shares from March 15, 2014 to June 15, 2014 such that we may, at our option, repurchase 133,334 shares on or before June 15, 2014 and a further 66,667 shares on each of September 15, 2014 and December 15, 2014. As of December 31, 2014, our option to repurchase the 266,667 shares on or before December 15, 2014 had expired. We and Mr. Parnell also entered into a Termination and Release Agreement whereby Mr. Parnell resigned as our National Accounts Director effective immediately, his employment agreement was terminated, and all compensation due to Mr. Parnell was extinguished. The agreement also provides for a mutual release of claims by the parties, and an indemnification by us of Mr. Parnell in certain circumstances.

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

On August 14, 2013, we accepted the resignation of Daniel McGroarty effective July 31, 2013 as our President. The parties entered into a Stock Repurchase Option and Severance Agreement whereby: (i) the parties agreed to settle all back pay and compensation claims with a payment of $60,000; (ii) we agreed to repurchase 33,334 of shares of our common stock from Mr. McGroarty on or before September 30, 2013 for $100,000 or $3.00 per share, which was subsequently paid; and (iii) we paid $40,000 for an option to acquire up to 266,667 shares of our common stock from Mr. McGroarty for $3.00 per share on or before April 30, 2014. The foregoing option was not exercised and on September 15, 2014, we entered into a further agreement with Mr. McGroarty pursuant to which we agreed, among other things, to repurchase 16,667 shares of our common stock by September 22, 2014 at $3.30 per share and 50,000 shares of our common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of our common stock at $3.30 per share on or before January 1, 2015.  Such option expired unexercised. As of June 30, 2015, we had not repurchased these shares and the balance of $220,000 is currently due and payable.

Operating Leases Agreement

We are obligated under various non-cancelable operating leases for our various facilities.

We lease our principal executive offices at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024-3818. The lease of this 1,588 square foot space is for a term expiring on November 30, 2016, and provides for monthly rental payments of $3,441.

We lease a corporate apartment at 5721 Henry Cook Boulevard, Plano, Texas 75024. The lease of this 1,024 square foot space is for a term which expired on February 10, 2015, and provided for monthly rental payments of $1,730.  When the lease agreement expired, we continued leasing the apartment on a month-to-month basis at $1,730 per month. On April 13, 2015, we provided notice to the owner and ended the lease arrangement on May 13, 2015.

We also lease 5,000 square feet of office and storage space at 120 Vandervoort Street, Salmon, Idaho. The Salmon facility was used by our contractors when they are involved in exploration or other activities relating to our Idaho or Montana claims and is also used to store tools and materials used in our exploratory activities and samples collected from the claim sites. This lease provides for monthly rentals of $1,200 and expired December 4, 2014. The lease includes an option to renew for two terms of two years at a rent to be negotiated.  As of June 30, 2015, the lease has not been renewed and we are paying on a month-to-month basis.

Since January 1, 2013, we have rented office space from Logic at 711 Fifth Avenue, 16th Floor, New York, New York 10022, which since May 1, 2013 has been on a month-to-month basis. Since June 1, 2013, we have paid rent of $9,250 per month. Logic is controlled by Kevin Cassidy, our Chief Executive Officer (“CEO”).

Short-term note payable

On May 26, 2015, we entered into a convertible promissory note (the “Note”) with an accredited investor in the principal amount of $285,000 for a purchase price of $200,000. The Note matures six months from the date of issuance and shall not bear interest other than in the event of default. The Note may be converted into shares of our common stock at any time following an event of default at a conversion price equal to a 20% discount of the average of the three lowest closing bid prices in the twenty trading days immediately preceding the conversion except that an additional discount of up to 15% shall apply in the case of certain defaults. The Note may be prepaid at premiums to the outstanding principal during the term of the Note.

The Note includes default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the Note if we are delinquent in our filings with the Securities and Exchange Commission, we cease to be quoted on the OTCQB, our common stock is not DWAC eligible, or we fail to maintain a share reserve as required under the Note. In an event of default, the Note may become immediately due and payable at premiums to the outstanding principal and shall bear interest at the rate of 22% per annum. The Note also provides that if shares issuable upon conversion of the Note are not timely delivered in accordance with the terms of the Note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency up to a certain capped amount.

Share Repurchase Obligation

We entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which it (i) acquired 33,334 shares of our common stock at $3.00 per share during September 2013, (ii) acquired 317,334 shares of our common stock at $3.00 per share during October 2013, and (iii) acquired 756,333 shares of our common stock at $3.00 per share during December 31, 2013 with a portion of the payment in the amount of $1,344,999 made during the three months ended March 31, 2014 and the balance of $924,000 which was then due and payable. On December 31, 2014, we re-issued 301,334 shares of common stock in exchange for the extinguishment of $904,000 of the $924,000 that was due and payable. We also obtained the right from Mr. McGroarty, to acquire up to 266,667 shares of our common stock at $3.00 per share until April 30, 2014. The foregoing option was not exercised and on September 15, 2014, we agreed with Mr. McGroarty to repurchase 16,667 shares of our common stock by September 22, 2014 at $3.30 per share and 50,000 shares of our common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of our common stock at $3.30 per share on or before January 1, 2015. Such option expired unexercised. As of June 30, 2015, we had not repurchased these shares and the balance of $220,000 is currently due and payable. In addition, we obtained the right from Matthew Hoff and his affiliate to acquire up to 266,667 shares of our common stock at $3.30 per share until December 31, 2014 and we further obtained the right from an affiliate of Michael Parnell to acquire up to 266,667 shares of our common stock at $3.00 per share until December 31, 2014, both of which have expired. We intend to satisfy the remaining repurchase obligations of $240,000 from proceeds of future financings from time to time.

Patent License Agreement

On July 23, 2015, we entered into an exclusive commercial patent license agreement to utilize the Membrane Assisted Solvent Extraction for Rare Earths Technology (“MSX Technology”), which results in the recovery and separation of Neodymium, Dysprosium and Praseodymium from electronic E-waste. We were also granted a non-exclusive commercial patent license for use of MSX Technology for mining Neodymium, Dysprosium and Praseodymium.

Under the agreement, we are required to pay the Licensor a $35,000 execution fee within 30 days. We are required to pay the Licensor royalties of 3% of net sales subject to minimum royalty payments of $15,000 for the year ending December 31, 2017 and $25,000 for years thereafter. In the event we earn sublicensing revenue from the MSX Technology, we are required to pay 35% of such revenue to the Licensor. We are responsible for all patent costs incurred to support the MSX Technology in excess of $20,000.

Off-Balance Sheet Arrangements

Through June 30, 2015, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Critical Accounting Policies and Estimates

The application of U.S. GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have no significant changes in our critical accounting policies as described in our Form 10K/A for the year ended December 31, 2014, filed March 6, 2015.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends Accounting Standards Codification (“ASC”) Topic 205 – Presentation of Financial Statements and Topic 360 – Property, Plant, and Equipment. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, which is effective for our first quarter of 2015. The impact of the adoption of this ASU on our results of operation, financial position, cash flows and disclosures will be based on any of our future disposal activity.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which amended ASC Topic 205 – Presentation of Financial Statements. The amendment provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, in connection with the preparation of annual and interim financial statements, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued, or within one year after the date that the financial statements are available to be issued, when applicable. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, which is effective for our first quarter of fiscal year 2016. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We will continue to assess any potential impact on our financial statements from the adoption of ASU 2014-15.

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which amends ASC Topic 225 – Income Statement. The amendment eliminates the concept of extraordinary items and the financial statement and disclosure requirements relating to them. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which is effective for the our first quarter of fiscal year 2016. Early adoption in interim and annual periods is permitted. The impact of the adoption of this ASU on our results of operation, financial position, cash flows and disclosures will depend on our future activity.

In February 2015, the FASB issued ASU 2015-02, Amendments to Consolidation Analysis), which amends ASC Topic 810 – Consolidations. The amendment changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments 1) modify the evaluation of whether certain entities are variable interest entities (VIEs), 2) eliminate the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, and 4) provide a scope exception from consolidation guidance for reporting entities with interests in certain legal entities.  ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which is effective for our first quarter of fiscal year 2016. Early adoption in interim and annual periods is permitted. We do not believe the adoption of ASU 2015-02 will have a material effect on our consolidated financial statements. We will continue to assess any potential impact on our financial statements from the adoption of ASU 2015-02.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for the interim and annual periods ending after December 15, 2015, but early adoption is permitted. As of June 30, 2015, we adopted ASU No. 2015-03. Adoption resulted in debt issuance costs being presented net in short-term notes payable. Adoption did not impact our results of operations, financial position, or cash flows for any periods presented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information in Item 3.

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

As of June 30, 2015, our management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at June 30, 2015.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On September 15, 2014, we entered into an agreement with Daniel McGroarty, our former President, to, among other things, repurchase 16,667 shares of our common stock by September 22, 2014 at $3.30 per share and 50,000 shares of our common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of our common stock at $3.30 per share on or before January 1, 2015. As of June 30, 2015, we had not purchased these shares and the balance of $220,000 is currently due and payable. On December 29, 2014, we were served with an AAA demand for arbitration by Mr. McGroarty, which alleged breach of contract. Mr. McGroarty is seeking specific performance, compensatory damages of $930,000 and reasonable attorney’s fees and costs. On January 14, 2015, we submitted our answering statement denying the allegation of Mr. McGroarty and on January 15, 2015, we submitted a counterclaim for breach of contract and seeks rescission and damages in an amount over $500,000. We intend to defend itself vigorously in this action.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2015, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

10.1	Convertible Promissory Note dated May 26, 2015

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from U.S. Rare Earth’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: August 14, 2015	By:	/s/ Kevin M. Cassidy
Kevin M. Cassidy
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)