Form 10-Q
period 2015-09-30
U.S. RARE EARTHS, INC
filed 2015-11-23
CIK 1098881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

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

As of November 18, 2015, we had 11,327,050 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AN EXPLORATION STAGE COMPANY

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$1,769	$142,540
Deposits	21,941	23,671
Prepaid expenses	179,033	149,086
Total current assets	202,743	315,297
Deferred financing costs	-	276,811
Property and equipment, net	87,654	109,290
Total Assets	$290,397	$701,398

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,846,043	$2,225,799
Accounts payable and accrued expenses-related party	1,042,865	286,982
Payroll tax liability	461,514	321,518
Accrued compensation-officers	82,000	82,000
Accrued interest	17,553	7,960
Accrued interest-related party	1,161	358
Share repurchase obligation	240,000	240,000
Short-term notes payable, less unamortized discount and debt issuance costs of $66,429 and $0 at September 30, 2015 and December 31, 2014, respectively	367,710	106,490
Legal settlement liabilities	385,000	367,000
Total current liabilities	5,443,846	3,638,107
Long-term note payable	25,000	-
Total liabilities	5,468,846	3,638,107
Stockholders’ deficit
Common stock, par value $0.00001, 100,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 11,143,717 and 11,118,390 shares issued and outstanding as of September 30, 2015 and December 31, 2014	111	111
Additional paid-in capital	72,716,006	71,192,503
Accumulated deficit	(77,894,566)	(74,129,323)
Total stockholders’ deficit	(5,178,449)	(2,936,709)
Total Liabilities and Stockholders’ Deficit	$290,397	$701,398

See accompanying notes to condensed consolidated financial statements

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AN EXPLORATION STAGE COMPANY
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Operating costs and expenses:
Selling, general and administrative expenses	$916,476	$1,383,571	$3,299,075	$4,592,163
Exploration expense	58,382	307,312	234,334	845,611
Total operating expenses	974,858	1,690,883	3,533,409	5,437,774
(Loss) from operations	(974,858)	(1,690,883)	(3,533,409)	(5,437,774)

Other expense/(income):
Other income	(7,307)	-	(7,307)	-
Interest expense	53,850	4,693	81,145	7,017
Interest and penalties on payroll tax claim	3,695	-	139,996	-
Loss on legal settlement	-	18,000	18,000	349,000
Total other expense/(income)	50,238	22,693	231,834	356,017
(Loss) from continuing operations	(1,025,096)	(1,713,576)	(3,765,243)	(5,793,791)
Income (loss) from discontinued operations	-	-	-	1,230
Net loss	$(1,025,096)	$(1,713,576)	$(3,765,243)	$(5,792,561)

Per share data:
Net loss per share before discontinued operations attributable to UREE common shareholders	$(0.09)	$(0.16)	$(0.34)	$(0.56)

Discontinued operations attributable to UREE common shareholders	$-	$-	$-	$-

Net loss per share attributable to UREE common shareholders applicable to common stockholders	$(0.09)	$(0.16)	$(0.34)	$(0.56)

Weighted average number of shares outstanding - Basic and diluted	11,143,717	10,473,681	11,139,130	10,389,703

See accompanying notes to condensed consolidated financial statements

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
AN EXPLORATION STAGE COMPANY
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(3,765,243)	$(5,792,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,636	21,172
Common stock and warrants issued for services	-	129,500
Stock-based compensation	1,423,503	2,737,500
Deferred offering costs charged to expense	276,811	-
Loss on legal settlement	18,000	349,000
Accretion of debt discount and debt issuance costs	66,429	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid expenses	(29,947)	(203,621)
Deposits	1,730	(81,544)
Account payable and accrued expenses	620,244	426,082
Account payable and accrued expenses - related party	755,883	4,939
Payroll tax liability	139,996	-
Accrued compensation-officers	-	5,000
Accrued interest	9,593	476
Accrued interest - related party	803	-
Net cash used in discontinued operations	-	(69,181)
Net cash used in operating activities	(460,562)	(2,473,238)

Cash flows from investing activities
Purchase of property and equipment	-	(22,294)
Net cash used in investing activities	-	(22,294)

Cash flows from financing activities
Proceeds from the sale of common stock and warrants	100,000	1,492,500
Repurchase of common stock	-	(1,354,999)
Proceeds from note payable	356,520	190,251
Payment for debt issuance costs	(16,000)	-
Repayment of note payable	(120,729)	(20,821)
Payment of deferred financing costs	-	(27,050)
Net cash provided by financing activities	319,791	279,881

Net decrease in cash	(140,771)	(2,215,651)

Cash at beginning of period	142,540	2,216,102
Cash at end of period	$1,769	$451

Supplemental Cash Flow Disclosures:

Non-cash investing and financing activities:
Forgiveness of accrued compensation due to officers	$-	$190,596
Share repurchase liability	$-	$1,144,000

Cash paid for:
Interest expense	$-	$898
Income taxes	$-	$-

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

Formerly Colorado Rare Earths, Inc., the Company holds approximately 83 unpatented lode mining claims that cover approximately 1,600 acres of land in Colorado, Idaho and Montana. The claims held by the Company include properties along the Lemhi Pass trend including the Last Chance vein (one of the longest known, rare earth mineralized structures in the trend), part of the Rudolph Hill complex which has carbonatite related rare earth mineralization associated with the Colorado Iron Hill carbonatite, and parts of the largest identified rare earth mineralized carbonatite vein in the North Fork area of Idaho.  In order to conserve cash resources, during the third quarter of 2015, the Company discontinued maintaining the rights to approximately 1,167 mining claims that it previously held.

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

At September 30, 2015, the Company had cash of $1,769 and a working capital deficit of approximately $5.2 million. At December 31, 2014, the Company had cash of $142,540 and a working capital deficit of approximately $3.3 million. This decrease in cash was due primarily to operating losses during the nine months ended September 30, 2015. During the nine months ended September 30, 2015 the Company raised $325,000 through the sale of its common stock and warrants and the issuance of a convertible note. During the nine months ended September 30, 2014, the Company raised approximately $1.6 million through the sale of its common stock and warrants.

The Company’s business plan calls for significant expenses in connection with the exploration and development of the claims and the Company has budgeted expenditures for the next twelve months of approximately $1.4 million. To date, the Company has principally financed its operations through the sale of its common stock and the issuance of debt. The Company does not currently have sufficient funds to conduct continued exploration on its claims and requires additional financing in order to determine whether the claims contain economically viable quantities of reserves of rare-earth elements. The Company will also require additional financing if the costs of the exploration of the claims are greater than anticipated. The Company will also require additional financing to sustain its business operations if it is not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, including the market prices for rare-earth elements, investor acceptance of its properties and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

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

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Articles 8-03 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended September 30, 2015 and 2014 are unaudited and include all adjustments necessary to present a fair statement of the results of operations for the periods then ended. All such adjustments are of normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in these condensed consolidated financial statements and the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2014 as filed with the SEC on March 6, 2015.

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of September 30, 2015 and December 31, 2014, the Company had no uninsured cash amounts.

Deferred Financing Costs

Deferred financing costs consist of specific, incremental capitalized costs directly attributable to a proposed offering of securities. In the event of a successful public offering, these deferred costs will be charged against the gross proceeds of the offering in additional paid-in capital. In the event the offering is abandoned, any capitalized costs will be charged to expense in the period in which the offering is abandoned. As of December 31, 2014, the Company had recognized deferred offering costs totaling approximately $277,000. During the nine months ended September 30, 2015, the Company charged these costs to general and administrative expenses in the accompanying Statements of Operations.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, deposits, deferred financing costs, other current assets, and accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at September 30, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities.

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

Stock-Based Compensation

The Company has share-based compensation plans under which non-employees, consultants and suppliers may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award over the requisite service period. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock options and stock to non-employees and other parties are accounted for in accordance with ASC 505. The Company recorded equity-based costs for non-employees, consultants and suppliers of $0 and $129,500 during the nine months ended September 30, 2015 and 2014, respectively.

The Company applies ASC 718 for options, common stock and other equity-based grants to its employees and directors. ASC 718 requires measurement of all employee equity-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company recorded equity-based compensation for employees and directors of $1.4 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of September 30, 2015 and 2014, the Company had outstanding warrants for the purchase of 1,179,234 and 1,154,234 common shares, respectively, and an option to purchase 1,000,000 shares that were not included in the computation of loss per share at September 30, 2015 and 2014 because they would have been anti-dilutive.

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

 Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.  At December 31, 2014, $321,518 was reclassified to payroll tax liability comprised of $271,602 from accounts payable and accrued expenses, $22,756 from accrued interest, and $21,160 from other current liabilities.  For the nine months ended September 30, 2014, $380,559 was reclassified to exploration expense from general and administrative expense. These reclassifications have no impact on net income, earnings per share, accumulated deficit, or results of continuing operations.

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

 In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for the interim and annual periods ending after December 15, 2015, but early adoption is permitted. As of September 30, 2015, the Company adopted ASU No. 2015-03. Adoption resulted in debt issuance costs being presented net in short-term notes payable. Adoption did not impact the Company’s results of operations, financial position, or cash flows for any periods presented.

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

NOTE 4. DISCONTINUED OEPRATIONS

On January 28, 2014, the Company entered into a binding letter of intent to sell the common stock of Media Depot, Inc., the Company’s media business subsidiary, and certain related media assets of the Company to Michael D. Parnell, the Company’s former Chief Executive Officer, National Accounts Director and a Director of the Company.  On May 12, 2014, the Company completed the sale of the media business to an affiliate of Mr. Parnell effective January 1, 2014.  See Note 11 for additional information regarding the sale of the media business. As of September 30, 2015 and December 31, 2014, the Company had no assets or liabilities recorded on the balance sheet related to the media business.  The Company recognized a gain on disposal of discontinued operations of $1,230 for the three months ended March 31, 2014.

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

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Estimated	September 30,	December 31,
	Life	2015	2014

Office equipment	5 years	$50,496	$50,496
Mining and other equipment	5 - 7 years	131,218	131,218
Accumulated depreciation		(94,060)	(72,424)
Total		$87,654	$109,290

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $21,636 and $21,172, respectively, of which $18,009 and $18,011, respectively, is recorded in exploration expense and $3,627 and $3,161, respectively, is recorded in general and administrative expenses in the Statements of Operations.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable

Accounts payable were approximately $2.8 million and $2.2 million as of September 30, 2015 and December 31, 2014, respectively. Such liabilities consisted of amounts due to vendors for consulting expenses, legal expenses, mining expenditures, external audit and other expenses incurred by the Company.

Related Party Accounts Payable and Accrued Expenses

Related party accounts payable and accrued expenses as of September 30, 2015 and December 31, 2014 reflected the following:

	September 30,	December 31,
	2015	2014
Related party payables due to Logic International Consulting Group, LLC for services on behalf of UREE	$662,000	$208,601
Related party payables due to Lattimore Properties, Inc. for amounts paid on behalf of UREE	133,858	74,230
Related party payables due to Diane Cassidy for services on behalf of UREE	34,000	-
Related party payables due to CRE Cloud Solutions for services	5,413	3,248
Related party payables due to Kevin Cassidy for amounts paid on behalf of UREE	44,743	903
	$880,013	$286,982

Advances from related parties as of September 30, 2015 and December 31, 2014 reflected the following:

	September 30,	December 31,
	2015	2014
Advance from Lattimore Properties, Inc.	$147,852	$-
Advance from Kevin Cassidy	15,000	-
	$162,852	$-

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

In April 2015, the Company was notified by the IRS that they intend to assess a Trust Fund Recovery Penalty of $38,001 in addition to previously assessed penalties. This additional penalty was accrued as of March 31, 2015. At September 30, 2015, the Company accrued an additional $90,625 for potential unasserted Trust Fund Recovery Penalty claims.

 For the three and nine months ended September 30, 2015, the Company has recorded penalties and interest related to the FICA Underpayment and the Trust Fund Recovery Penalty of $3,695 and $139,996, respectively. There were no penalties and interest incurred in the three and nine months ended September 30, 2014.

NOTE 8. NOTES PAYABLE

Short-Term Notes Payable

On May 26, 2015, the Company entered into a promissory note (the “May 2015 Note”) with an accredited investor in the principal amount of $285,000 for a purchase price of $200,000. The May 2015 Note matures six months from the date of issuance and shall not bear interest other than in the event of default. The May 2015 Note may be converted into shares of the Company’s common stock at any time following an event of default at a conversion price equal to a 20% discount of the average of the three lowest closing bid prices in the twenty trading days immediately preceding the conversion except that an additional discount of up to 15% shall apply in the case of certain defaults. The May 2015 Note may be prepaid at premiums to the outstanding principal during the term of the note.

The May 2015 Note includes default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the May 2015 Note if the Company is delinquent in its filings with the Securities and Exchange Commission, the Company ceases to be quoted on the OTCQB, the Company’s common stock is not DWAC eligible, or the Company fails to maintain a share reserve as required under the May 2015 Note. In an event of default, the May 2015 Note may become immediately due and payable at premiums to the outstanding principal and shall bear interest at the rate of 22% per annum. The May 2015 Note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the note’s terms then the Company shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency up to a certain capped amount.

The May 2015 Note was analyzed in accordance with ASC 470-20 and determined that it does not contain a beneficial conversion feature or contingent beneficial conversion feature.  The May 2015 Note is convertible only upon an event of default, as defined, and upon an event of default, the May 2015 Note becomes share-settled debt that is subject to ASC 480.  As a result, the Company recorded the May 2015 Note as a zero-interest-bearing note and will accrete the debt discount and debt issuance costs over the six-month term of the Note.

In addition to the May 2015 Note, the Company has a short-term note payable of $117,281 as of September 30, 2015. The original loan amount of $131,520 was obtained for working capital purposes and is to be repaid in monthly installments starting in September 2015 through May 2016 at an annual interest rate of 7.77%.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AN EXPLORATION STAGE COMPANY
(Unaudited)

The short-term notes payable balance of $106,490 at December 31, 2014 consisted of a note payable. The original loan amount of $190,251 was obtained for working capital purposes, and was to be repaid in monthly installments starting in September 2014 through May 2015 at an annual interest rate of 4.49%. As of September 30, 2015, the note has been paid in full.

Long-Term Notes Payable

On September 22, 2015, the Company entered into a secured convertible promissory note (the “September 2015 Note”) in the principal amount of $25,000. The September 2015 Note is due and payable, along with any accrued but unpaid interest, on January 28, 2017. At any time the outstanding principal balance of the September 2015 Note may be converted, in whole or in part, into shares of the Company’s common stock at $0.75 per share at the option of the holder. The Company is required to pay interest to the holder on the aggregate unconverted and then outstanding principal amount of the September 2015 Note at a rate of 6% per annum, payable annually in arrears on each anniversary of the issue date, on each conversion date (as to that principal amount then being converted), and on the maturity date in cash or, at the holder’s option, in shares of the Company’s common stock at the conversion price, or a combination thereof.

NOTE 9. RELATED PARTY TRANSACTIONS

Properties

The Company’s principal executive offices were located at 5600 Tennyson Parkway, Suite 190, Plano, Texas 75024 during 2013. This office was shared with John Victor Lattimore, Jr., former Chairman of the Company’s board of directors, and entities affiliated with Mr. Lattimore on a rent-free basis. On January 20, 2014, the Company leased 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024 and no longer shares offices with Mr. Lattimore or his affiliates.

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

 On September 12, 2012, the Company filed an action in the Eighth Judicial District Court, Clark County, Nevada (the “Nevada Action”) entitled  U.S. Rare Earths, Inc. v. Williams et al ., Case No. A668230-B, challenging the validity and effectiveness of the written consent. On September 17, 2012, the Court in the Nevada Action issued a Temporary Restraining Order, or TRO, prohibiting any meetings of the Company’s board of directors from taking place and prohibiting any persons from holding themselves out as members of its board of directors. On October 22, 2012, the Court in the Nevada Action issued a Preliminary Injunction mirroring the prohibitions of the TRO and appointing a Special Master to assist in (a) identifying those persons who are entitled to be considered stockholders, and (b) bringing about a stockholders meeting to address the composition of its board of directors. The Court further decreed that no person was entitled to take any action on the Company’s behalf other than in the ordinary course of business pending a meeting of stockholders to be effectuated by the Special Master to be appointed by the Court for purposes of establishing a board of directors and the composition thereof.

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

The Settlement Agreement also contained certain contingent agreements, which were conditioned upon the Company’s completion of a stock offering and/or PIPE transaction of more than $6,000,000 in the aggregate by the end of 2015. If the Company successfully completes such a stock offering and/or PIPE transaction, it has agreed to: (a) assume and maintain the lease of certain offices of the Company located in Salt Lake City, Utah; (b) reimburse H. Deworth Williams for certain business costs and expenses incurred for the benefit of the Company in an amount not to exceed $145,000; (c) reimburse defendants H. Deworth Williams, Edward Cowle, Geoff Williams and Blue Cap Development Corp. for their costs and fees incurred in the Nevada Action and the Utah Action in an amount not to exceed $150,000; (d) to retrieve or “claw back” not less than 700,000 shares of Company common stock that were authorized for issuance to Michael Parnell, Matthew Hoff, H. Deworth Williams, Winston Marshall, Greg Schifrin, Geoff Williams and Edward Cowle for non-cash consideration and future services; and (e) to employ Edward Cowle as a senior level executive with the company. During 2013 and 2014, the Company raised more than $6,000,000 through private stock offerings and accrued legal settlement liabilities of $385,000 and $367,000 as of September 30, 2015 and December 31, 2014, respectively.

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

Lattimore Option

On March 8, 2013, the Company entered into an Option Purchase Agreement with Lattimore Properties, pursuant to which it granted Lattimore Properties a three-year option to purchase up to 1,000,000 shares of its common stock, at $3.00 per share, for a purchase price of $75,000. The effectiveness of the option was conditioned on approval of the Settlement Agreement. Subsequent to the approval of the Settlement Agreement, the option had not been exercised as of September 30, 2015.

Share Repurchase Obligations and Options

The Company entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which it (i) acquired 33,334 shares of the Company’s common stock at $3.00 per share during September 2013, (ii) acquired 317,334 shares of the Company’s common stock at $3.00 per share during October 2013, and (iii) acquired 756,333 shares of the Company’s common stock at $3.00 per share during December 31, 2013 with a portion of the payment in the amount of $1,344,999 made during the three months ended March 31, 2014 and the balance of $924,000 which was then due and payable. On December 31, 2014, the Company re-issued 301,334 shares of common stock in exchange for the extinguishment of $904,000 of the $924,000 that was due and payable. The Company also obtained the right from Mr. McGroarty, to acquire up to 266,667 shares of the Company’s common stock at $3.00 per share until April 30, 2014. The foregoing option was not exercised and on September 15, 2014, the Company agreed with Mr. McGroarty to repurchase 16,667 shares of its common stock by September 22, 2014 at $3.30 per share and 50,000 shares of the Company’s common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of the Company’s common stock at $3.30 per share on or before January 1, 2015. Such option expired unexercised. As of September 30, 2015, the Company had not repurchased these shares and the balance of $220,000 is currently due and payable. In addition, the Company obtained the right from Matthew Hoff and his affiliate to acquire up to 266,667 shares of the Company’s common stock at $3.30 per share until December 31, 2014 and the Company further obtained the right from an affiliate of Michael Parnell to acquire up to 266,667 shares of its common stock at $3.00 per share until December 31, 2014, both of which have expired. The Company intends to satisfy the remaining repurchase obligations of $240,000 from proceeds of future financings from time to time.

NOTE 10. COMMON STOCK

The Company had the following equity transactions during the nine months ended September 30, 2015:

On February 20, 2015, the Company issued 25,000 shares of its common stock and warrants to purchase 25,000 shares of common stock to an investor for $100,000. The warrant exercise price was $5.00 per share. The warrants expire on February 24, 2018.

The following represents a summary of the warrants outstanding at September 30, 2015 and changes during the period then ended:

		Weighted Average	Aggregate Intrinsic
	Warrants	Exercise Price	Value
Outstanding at December 31, 2014	1,154,234	$7.00	$-
Granted	25,000	5.00	-
Outstanding at September 30, 2015	1,179,234	$6.96	$-
Exercisable at September 30, 2015	1,179,234	$6.96	$-

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AN EXPLORATION STAGE COMPANY
(Unaudited)

A summary of unvested common stock awards outstanding as of September 30, 2015 is presented below:

		Fair Market Value
	Common	per Share on
	Shares	Grant Date
Outstanding at December 31, 2014	600,000	$8.76
No activity	-	-
Outstanding at September 30, 2015	600,000	$8.76

Stock-based compensation expense was approximately $1.4 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively. The Company has estimated a forfeiture rate of 0% for stock awards issued as compensation. The total amount of expense remaining at September 30, 2015 that is expected to be recognized for these awards is $1,934,491. If all awards vest, this amount will be recognized during the remainder of 2015, 2016 and 2017. To the extent the Company estimates certain of these awards will not vest, the associated expense will be reversed in the period in which the Company estimates the awards will not vest.

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

 On September 15, 2014, the Company entered into an agreement with Daniel McGroarty, the Company’s former President, to, among other things, repurchase 16,667 shares of the Company’s common stock by September 22, 2014 at $3.30 per share and 50,000 shares of the Company’s common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of the Company’s common stock at $3.30 per share on or before January 1, 2015.  As of September 30, 2015, the Company had not purchased these shares and the balance of $220,000 is currently due and payable.  On December 29, 2014, the Company was served with an AAA demand for arbitration by Mr. McGroarty, which alleged breach of contract.  Mr. McGroarty is seeking specific performance, compensatory damages of $930,000 and reasonable attorney’s fees and costs. On January 14, 2015, the Company submitted its answering statement denying the allegation of Mr. McGroarty.  The Company intends to defend itself vigorously in this action.

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AN EXPLORATION STAGE COMPANY
(Unaudited)

Employment and Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, the Company signed an exclusive Services Agreement with Logic. Under the Services Agreement, Logic agreed to provide certain advisory services to the Company. On December 31, 2011, the Services Agreement was automatically extended to December 11, 2013 and can be renewed for additional 12-month periods unless either party gives the other 45 days written notice of termination. The Services Agreement can be cancelled with 90 days written notice. The Services Agreement provides for a monthly payment of $50,000 to Logic. As of September 30, 2015, the Company owed Logic $650,000 for accrued but unpaid service fees.

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

Since June 2013, the Company has also agreed to reimburse Logic for a portion of the compensation due to Mr. Cassidy’s administrative assistant. For the nine months ended September 30, 2015 and 2014, the Company has recorded reimbursements of $36,000 and $22,500, respectively, of which $9,000 and $5,625, respectively, is recorded in exploration expense and $27,000 and $16,875, respectively, is recorded in general and administrative expenses in the Statements of Operations.

Diane Cassidy

Since June 2013, the Company retained Diane Cassidy, the sister of the Company’s Chief Executive Officer and Director, Kevin Cassidy, as a consultant to perform certain management services. From June 2013 to October 2013, Ms. Cassidy was paid at the rate of $5,000 per month, increasing to $10,000 per month in November 2013 and December 2013. From February 2014 through May 2014, she was paid at the rate of $16,667 per month. On May 19, 2014, the Company entered into a Consulting Agreement with Ms. Cassidy whereby Ms. Cassidy will provide certain management services. Under the agreement, Ms. Cassidy is entitled to $17,000 per month. The agreement has an initial term of one year, with automatic renewal for one year periods unless terminated by either party on 90 days’ prior written notice. After the initial term, and during any additional term, either party can terminate the agreement as of the end of a calendar month on 60 days’ prior written notice. On August 11, 2015, the Company provided written notice to terminate the agreement. As of September 30, 2015, the Company owed Diane Cassidy $34,000 for accrued but unpaid service fees.

Lattimore Properties

As of July 1, 2012, Lattimore Properties, an affiliate of John Victor Lattimore, Jr., the Company’s former Chairman of the Board, entered into a Consulting Agreement with Logic pursuant to which Lattimore Properties is to provide executive management, strategic planning and general office administration to Logic for a fee of $25,000 per month. The agreement has a term of one year commencing on July 1, 2013, unless sooner terminated on 30 days’ prior written notice. The term of the agreement may be extended upon the mutual written agreement of the parties.  The agreement was not extended.

Mark Scott

On December 19, 2011, the Company entered into a Consulting Agreement with Mark Scott in connection with his service as the Company’s Chief Financial Officer. Under the agreement Mr. Scott was entitled to $4,000 per month plus $3,000 of shares of the Company’s common stock per month based on an $8.55 per share price. On August 31, 2012, the Company’s board of directors approved the issuance of 24,000 shares of common stock to Mr. Scott. The term of the Consulting Agreement expired on December 31, 2012, and the Company paid Mr. Scott $5,000 per month on a month-to-month basis during 2013 and $10,000 per month during 2014. On April 30, 2014, Mr. Scott was removed as Chief Financial Officer and between June 1, 2014 and August 13, 2014, the Company retained Mr. Scott as a consultant at a rate of $5,000 per month. As of September 30, 2015, the Company owed Mark Scott $17,500 for accrued but unpaid service fees.

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

U.S. RARE EARTHS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AN EXPLORATION STAGE COMPANY
(Unaudited)

On August 14, 2013, the Company accepted the resignation of Daniel McGroarty effective July 31, 2013 as President of the Company and its subsidiaries. The parties entered into a Stock Repurchase Option and Severance Agreement whereby: (i) the parties agreed to settle all back pay and compensation claims with a payment of $60,000; (ii) the Company agreed to repurchase 33,334 of shares of its common stock from Mr. McGroarty on or before September 30, 2013 for $100,000 or $3.00 per share, which was subsequently paid; and (iii) the Company paid $40,000 for an option to acquire up to 266,667 shares of the Company’s common stock from Mr. McGroarty for $3.00 per share on or before April 30, 2014. The foregoing option was not exercised and on September 15, 2014, the Company entered into a further agreement with Mr. McGroarty pursuant to which the Company agreed, among other things, to repurchase 16,667 shares of its common stock by September 22, 2014 at $3.30 per share and 50,000 shares of its common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of its common stock at $3.30 per share on or before January 1, 2015.  Such option expired unexercised. As of September 30, 2015, the Company had not repurchased these shares and the balance of $220,000 is currently due and payable.

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities.

The Company leases its principal executive offices at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024-3818. The lease of this 1,588 square foot space is for a term expiring on November 30, 2016, and provides for monthly rental payments of $3,441. On July 29, 2015 the Company entered into a sublease agreement in which the Company sublet the lease property to the subtenant. This sublease will begin on August 1, 2015 and will continue for the remainder of the term expiring on November 30, 2016. Subtenant shall pay landlord sublease payments of $3,441 per month and subtenant is not responsible for finding a replacement upon the termination of tenancy.

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

The Company also leases 5,000 square feet of office and storage space at 120 Vandervoort Street, Salmon, Idaho. The Salmon facility is used by Company contractors when they are involved in exploration or other activities relating to our Idaho or Montana claims and is also used to store tools and materials used in our exploratory activities and samples collected from the claim sites. This lease provides for monthly rentals of $1,200 and expired December 4, 2014. The lease includes an option to renew for two terms of two years at a rent to be negotiated.  As of September 30, 2015, the lease has not been renewed and the Company is paying on a month-to-month basis.

Aggregate future minimum lease payments are $50,538 and $6,881 for the twelve-month periods ending September 30, 2016 and September 30, 2017, respectively.

Rent expense for the nine months ended September 30, 2015 and 2014 was $133,228 and $139,922, respectively, of which $32,165 and $31,791, respectively, is recorded in exploration expense and $101,063 and $108,131, respectively, is recorded in general and administrative expenses in the Condensed Statements of Operations.

License Agreement

On July 23, 2015, the Company entered into an exclusive commercial patent license agreement to utilize the Membrane Assisted Solvent Extraction for Rare Earths Technology (“MSX Technology”), which results in the recovery and separation of Neodymium, Dysprosium and Praseodymium from electronic E-waste. The Company was also granted a non-exclusive commercial patent license agreement for use of MSX Technology for mining Neodymium, Dysprosium and Praseodymium. Under the agreement, the Company paid the Licensor a $35,000 execution fee, which was recognized in selling, general and administrative expenses in the three and nine months ended September 30, 2015. The Company is required to pay the Licensor royalties of 3% of net sales subject to minimum royalty payments of $15,000 for the year ending December 31, 2017 and $25,000 for years thereafter. In the event the Company earns sublicensing revenue from the MSX Technology, it is required to pay 35% of such revenue to the Licensor. The Company is responsible for all patent costs incurred to support the MSX Technology in excess of $20,000.

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

We hold approximately 83 unpatented lode mining claims that cover approximately 1,600 acres of land in Colorado, Idaho and Montana. The claims held by us include properties along the Lemhi Pass trend including the Last Chance vein (one of the longest known, rare earth mineralized structures in the trend), part of the Rudolph Hill complex which has carbonatite related rare earth mineralization associated with the Colorado Iron Hill carbonatite, and parts of the largest identified rare earth mineralized carbonatite vein in the North Fork area of Idaho.  In order to conserve cash resources, during the third quarter of 2015, we discontinued maintaining the rights to approximately 1,167 mining claims that it previously held.

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	For the Three Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Statement of Operations Data:
Operating costs and expenses:
Selling, general and administrative expenses	$916,476	$1,383,571	$(467,095)	(34%)
Exploration expense	58,382	307,312	(248,930)	(81%)
Total operating expenses	974,858	1,690,883	(716,025)	(42%)
(Loss) from operations	(974,858)	(1,690,883)	716,025	(42%)
Other expense/(income):
Other income	(7,307)	-	(7,307)	-
Interest expense	53,850	4,693	49,157	1,047%
Interest and penalties on payroll tax claim	3,695	-	3,695	-
Loss on legal settlement	-	18,000	(18,000)	(100%)
Total other expense/(income)	50,238	22,693	34,852	154%
Net Loss	$(1,025,096)	$(1,713,576)	$681,173	(40%)

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 consisted primarily of expenses related to employees, equity awards, rent, audit, overhead, depreciation, professional and consulting fees, investor relations, legal, printing costs, and other general and administrative costs. Selling, general and administrative expenses for the three months ended September 30, 2015 decreased approximately $467,000 or 34% to approximately $916,000 as compared to approximately $1,384,000 for the three months ended September 30, 2014. The decrease was mostly related to decreased stock-based compensation expense of approximately $438,000.

Exploration expenses

For the three months ended September 30, 2015, exploration expenses consisted primarily of payments for exploration consulting fees. Exploration expenses for the three months ended September 30, 2014 consisted of payments to our independent geologist, geoanalysis, claim permit expenses and staking of claims in the North Fork Project in Idaho and the Last Chance Project in Montana. Exploration expenses for the three months ended September 30, 2015 decreased approximately $249,000, or 81% to approximately $58,000 as compared to approximately $307,000 for the three months ended September 30, 2014. The decrease is primarily attributable to decreases in drilling and exploration activities and reclassification of expense from selling, general and administrative expenses to exploration expenses in September 30, 2014.

Other Expenses

Other income of approximately $7,000 for the three months ended September 30, 2015 consisted of rental income from sublease office space. There was no other income in the 2014 period.

Interest expense for the three months ended September 30, 2015 consisted primarily of interest on short term notes payable. Interest expense for the three months ended September 30, 2014 is related primarily to the financing of our directors and officers’ insurance and consulting services. Interest expense for the three months ended September 30, 2015 increased approximately $49,000 to approximately $54,000 as compared to approximately $5,000 for the three months ended September 30, 2014. The increase is primarily attributable to interest expense on our short term note payable.

During the three months ended September 30, 2015, we incurred interest and penalties expense of approximately $4,000 related to payroll taxes owed to the Internal Revenue Service (“IRS”). We had no interest and penalties on payroll tax claim for the three months ended September 30, 2014.

We had no loss on legal settlement, for the three months ended September 30, 2015 as the estimated costs had been accrued. Loss on legal settlement for the three months ended September 30, 2014 was $18,000.

Net Loss

Mostly as a result of the decrease in exploration expense and selling, general and administrative expenses, the net loss for the three months ended September 30, 2015, was approximately $1.0 million as compared to a net loss of $1.7 million for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	For the Nine Months Ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change
Statement of Operations Data:
Operating costs and expenses:
Selling, general and administrative expenses	$3,299,075	$4,592,163	$(1,293,088)	(28%)
Exploration expense	234,334	845,611	(611,277)	(72%)
Total operating expenses	3,533,409	5,437,774	(1,904,365)	(35%)
(Loss) from operations	(3,533,409)	(5,437,774)	1,904,365	(35%)
Other expense/(income):
Other income	(7,307)	-	(7,307)	-
Interest expense	81,145	7,017	74,128	1,056%
Interest and penalties on payroll tax claim	139,996	-	139,996	-
Loss on legal settlement	18,000	349,000	(331,000)	(95%)
Total other expense/(income)	231,834	356,017	(116,876)	(33%)
(Loss) from continuing operations	(3,765,243)	(5,793,791)	2,021,240	(35%)
Income (loss) from discontinued operations	-	1,230	(1,230)	(100%)
Net loss	$(3,765,243)	$(5,792,561)	$2,020,010	(35%)

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014 consisted primarily of expenses related to employees, equity awards, rent, audit, overhead, depreciation, professional and consulting fees,  investor relations, legal, printing costs, and other general and administrative costs. Selling, general and administrative expenses for the nine months ended September 30, 2015 decreased approximately $1,293,000, or 28% to approximately $3,299,000 as compared to approximately $4,592,000 for the nine months ended September 30, 2014. The decrease related to decreased stock-based compensation expense of approximately $1.3 million.

Exploration expenses

For the nine months ended September 30, 2015, exploration expenses consisted primarily of payments for exploration consulting fees.  Exploration expenses for the nine months ended September 30, 2014 consisted of payments to our independent geologist, geoanalysis, claim permit expenses and staking of claims in the North Fork Project in Idaho and the Last Chance Project in Montana. Exploration expenses for the nine months ended September 30, 2015 decreased approximately $611,000, or 72% to approximately $234,000 as compared to approximately $846,000 for the nine months ended September 30, 2014. The decrease is primarily attributable to decreases in drilling and exploration activities.

Other Expenses

Other income of approximately $7,000 for the nine months ended September 30, 2015 consisted of rental income from sublease office space. There was no other income in the 2014 period.

Interest expense for the nine months ended September 30, 2015 consisted primarily of interest on short term notes payable. Interest expense for the nine months ended September 30, 2014 is primarily related to the financing of our directors and officers insurance. Interest expense for the nine months ended September 30, 2015 increased approximately $74,000 to approximately $81,000 as compared to approximately $7,000 for the nine months ended September 30, 2014. The increase is primarily attributable to interest expense on our short term notes payable.

During the nine months ended September 30, 2015, we incurred interest and penalties expense of approximately $140,000 related to payroll taxes owed to the IRS. We had no interest and penalties on payroll tax claim for the nine months ended September 30, 2014.

In addition, during the nine months ended September 30, 2015, we incurred an expense of approximately $18,000 in non-cash items related to loss on legal settlement. During the nine months ended September 30, 2014, we incurred a loss on legal settlement of approximately $349,000.

Net Loss

Mostly as a result of the decreases in selling, general and administrative expenses and exploration expense the net loss for the nine months ended September 30, 2015, was approximately $3.8 million as compared to a net loss of approximately $5.8 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is the ability of a company to generate funds to support our current and future operations, satisfy our obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable, and capital expenditures.

At September 30, 2015, we had cash of $1,769 and a working capital deficit of approximately $5.3 million. At December 31, 2014, we had cash of $142,540 and a working capital deficit of approximately $3.3 million. This decrease in cash was due primarily to operating losses during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we raised $325,000 through the sale of our common stock and warrants and a convertible promissory note.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Cash Flow

The following table sets  forth the significant sources and uses for the periods set forth below:

	For the Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(460,562)	$(2,473,238)
Investing activities	-	(22,294)
Financing activities	319,791	279,881
Net decrease in cash	$(140,771)	$(2,215,651)

Operating Activities.

Net cash used in operating activities for the nine months ended September 30, 2015 was approximately $461,000. This amount was primarily related to a net loss of approximately $3.8 million, partially offset by (i) non-cash expense related to stock-based compensation of approximately $1.4 million; (ii) deferred offering costs charged to expense of approximately $277,000; and (iii) increases in cash related to changes in other operating assets and liabilities of approximately $1.5 million primarily attributable to prepaid expenses, account payable and accrued expenses, and the payroll tax liability. Net cash used in operating activities for the nine months ended September 30, 2014 was approximately $2.5 million. This amount was primarily related to a net loss of approximately $5.8 million offset by approximately $3.2 million in non-cash expenses related to: (i) stock-based compensation and shares issued to directors and consultants for services of $2.9 million; and (ii) a loss on legal settlement of $349,000.

Investing Activities.

We had no investing activities for the nine months ended September 30, 2015. Net cash used in investing activities for the nine months ended September 30, 2014 was approximately $22,000, related to the purchase of fixed assets.

Financing Activities.

Net cash provided by financing activities for the nine months ended September 30, 2015 was approximately $320,000. This amount resulted from proceeds received from the sale of common stock and warrants of $100,000 and of net proceeds received from the issuance of notes payable of approximately $351,000, partially offset by the repayment of approximately $121,000 in notes payable. Net cash provided by financing activities for the nine months ended September 30, 2014 was approximately $280,000. This amount was primarily related to proceeds received from the sale of common stock and warrants of $1.5 million and proceeds received from the issuance of notes payable of approximately $190,000, partially offset by cash paid for common stock repurchases of approximately $1.4 million pursuant to shares of common stock acquired during December 31, 2013,  repayment of approximately $21,000 of notes payable, and cash paid for deferred financing costs of approximately $27,000 related to our proposed offering of securities.

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

Contractual Obligations and Commitments

Employment and Consulting Agreements

Logic International Consulting Group LLC

On March 11, 2011, we signed an exclusive Services Agreement with Logic. Under the Services Agreement, Logic agreed to provide certain advisory services to us. On December 31, 2011, the Services Agreement was automatically extended to December 11, 2013 and can be renewed for additional 12-month periods unless either party gives the other 45 days written notice of termination. The Services Agreement can be cancelled with 90 days written notice. The Services Agreement provides for a monthly payment of $50,000 to Logic. As of September 30, 2015, we owed Logic $650,000 for accrued but unpaid service fees.

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

Since June 2013, we have also agreed to reimburse Logic for a portion of the compensation due to Mr. Cassidy’s administrative assistant. For the nine months ended September 30, 2015 and 2014, we has recorded reimbursements of $36,000 and $22,500, respectively, of which $9,000 and $5,625, respectively, is recorded in exploration expense and $27,000 and $16,875, respectively, is recorded in general and administrative expenses in the Statements of Operations.

Diane Cassidy

Since June 2013, we retained Diane Cassidy, the sister of our Chief Executive Officer and Director, Kevin Cassidy, as a consultant to perform certain management services. From June 2013 to October 2013, Ms. Cassidy was paid at the rate of $5,000 per month, increasing to $10,000 per month in November 2013 and December 2013. From February 2014 through May 2014, she was paid at the rate of $16,667 per month. On May 19, 2014, we entered into a Consulting Agreement with Ms. Cassidy whereby Ms. Cassidy will provide certain management services. Under the agreement, Ms. Cassidy is entitled to $17,000 per month. The agreement has an initial term of one year, with automatic renewal for one year periods unless terminated by either party on 90 days’ prior written notice. After the initial term, and during any additional term, either party can terminate the agreement as of the end of a calendar month on 60 days’ prior written notice. On August 11, 2015, we provided written notice to terminate the agreement. As of September 30, 2015, we owed Diane Cassidy $34,000 for accrued but unpaid service fees.

Lattimore Properties

As of July 1, 2012, Lattimore Properties, an affiliate of John Victor Lattimore, Jr., our former Chairman of the Board, entered into a Consulting Agreement with Logic pursuant to which Lattimore Properties is to provide executive management, strategic planning and general office administration to Logic for a fee of $25,000 per month. The agreement has a term of one year commencing on July 1, 2013, unless sooner terminated on 30 days’ prior written notice. The term of the agreement may be extended upon the mutual written agreement of the parties.  The agreement was not extended.

Mark Scott

On December 19, 2011, we entered into a Consulting Agreement with Mark Scott in connection with his service as our Chief Financial Officer. Under the agreement Mr. Scott was entitled to $4,000 per month plus $3,000 of shares of our common stock per month based on an $8.55 per share price. On August 31, 2012, our board of directors approved the issuance of 24,000 shares of common stock to Mr. Scott. The term of the Consulting Agreement expired on December 31, 2012, and we paid Mr. Scott $5,000 per month on a month-to-month basis during 2013 and $10,000 per month during 2014. On April 30, 2014, Mr. Scott was removed as Chief Financial Officer and between June 1, 2014 and August 13, 2014, we retained Mr. Scott as a consultant at a rate of $5,000 per month. As of September 30, 2015, we owed Mark Scott $17,500 for accrued but unpaid service fees.

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

On August 14, 2013, we accepted the resignation of Daniel McGroarty effective July 31, 2013 as our President. The parties entered into a Stock Repurchase Option and Severance Agreement whereby: (i) the parties agreed to settle all back pay and compensation claims with a payment of $60,000; (ii) we agreed to repurchase 33,334 of shares of our common stock from Mr. McGroarty on or before September 30, 2013 for $100,000 or $3.00 per share, which was subsequently paid; and (iii) we paid $40,000 for an option to acquire up to 266,667 shares of our common stock from Mr. McGroarty for $3.00 per share on or before April 30, 2014. The foregoing option was not exercised and on September 15, 2014, we entered into a further agreement with Mr. McGroarty pursuant to which we agreed, among other things, to repurchase 16,667 shares of our common stock by September 22, 2014 at $3.30 per share and 50,000 shares of our common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of our common stock at $3.30 per share on or before January 1, 2015.  Such option expired unexercised. As of September 30, 2015, we had not repurchased these shares and the balance of $220,000 is currently due and payable.

Operating Lease Agreements

We are obligated under various non-cancelable operating leases for our various facilities.

We lease our principal executive offices at 5600 Tennyson Parkway, Suite 240, Plano, Texas 75024-3818. The lease of this 1,588 square foot space is for a term expiring on November 30, 2016, and provides for monthly rental payments of $3,441. On July 29, 2015 we entered into a sublease agreement in which the Company sublet the lease property to the subtenant. This sublease will begin on August 1, 2015 and will continue for the remainder of the term expiring on November 30, 2016. Subtenant shall pay landlord sublease payments of $3,441 per month and subtenant is not responsible for finding a replacement upon the termination of tenancy.

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

We also lease 5,000 square feet of office and storage space at 120 Vandervoort Street, Salmon, Idaho. The Salmon facility was used by our contractors when they are involved in exploration or other activities relating to our Idaho or Montana claims and is also used to store tools and materials used in our exploratory activities and samples collected from the claim sites. This lease provides for monthly rentals of $1,200 and expired December 4, 2014. The lease includes an option to renew for two terms of two years at a rent to be negotiated.  As of September 30, 2015, the lease has not been renewed and we are paying on a month-to-month basis.

Since January 1, 2013, we have rented office space from Logic at 711 Fifth Avenue, 16th Floor, New York, New York 10022, which since May 1, 2013 has been on a month-to-month basis. Since June 1, 2013, we have paid rent of $9,250 per month. Logic is controlled by Kevin Cassidy, our Chief Executive Officer (“CEO”).

Short-term Note Payable

On May 26, 2015, we entered into a promissory note (the “May 2015 Note”) with an accredited investor in the principal amount of $285,000 for a purchase price of $200,000. The May 2015 Note matures six months from the date of issuance and shall not bear interest other than in the event of default. The May 2015 Note may be converted into shares of our common stock at any time following an event of default at a conversion price equal to a 20% discount of the average of the three lowest closing bid prices in the twenty trading days immediately preceding the conversion except that an additional discount of up to 15% shall apply in the case of certain defaults. The May 2015 Note may be prepaid at premiums to the outstanding principal during the term of the May 2015 Note.

The May 2015 Note includes default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the May 2015 Note if we are delinquent in our filings with the Securities and Exchange Commission, we cease to be quoted on the OTCQB, our common stock is not DWAC eligible, or we fail to maintain a share reserve as required under the May 2015 Note. In an event of default, the May 2015 Note may become immediately due and payable at premiums to the outstanding principal and shall bear interest at the rate of 22% per annum. The May 2015 Note also provides that if shares issuable upon conversion of the May 2015 Note are not timely delivered in accordance with the terms of the May 2015 Note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency up to a certain capped amount.

Long-term Note Payable

On September 22, 2015, we entered into a convertible secured promissory note (the “September 2015 Note”) in the principal amount of $25,000. The September 2015 Note is due and payable, along with any accrued but unpaid interest, on January 28, 2017. At any time the outstanding principal balance of the September 2015 Note may be converted, in whole or in part, into shares of our common stock at $0.75 per share at the option of the holder. We are required to pay interest to the holder on the aggregate unconverted and then outstanding principal amount of the September 2015 Note at a rate of 6% per annum, payable annually in arrears on each anniversary of the issue date, on each conversion date (as to that principal amount then being converted), and on the maturity date in cash or, at the holder’s option, in shares of our common stock at the conversion price, or a combination thereof.

Share Repurchase Obligation

We entered into repurchase option agreements with existing stockholders, including Harvey Kaye, Edward Cowle, H. Deworth Williams, Daniel McGroarty, and an affiliate of Michael Parnell, under which it (i) acquired 33,334 shares of our common stock at $3.00 per share during September 2013, (ii) acquired 317,334 shares of our common stock at $3.00 per share during October 2013, and (iii) acquired 756,333 shares of our common stock at $3.00 per share during December 31, 2013 with a portion of the payment in the amount of $1,344,999 made during the three months ended March 31, 2014 and the balance of $924,000 which was then due and payable. On December 31, 2014, we re-issued 301,334 shares of common stock in exchange for the extinguishment of $904,000 of the $924,000 that was due and payable. We also obtained the right from Mr. McGroarty, to acquire up to 266,667 shares of our common stock at $3.00 per share until April 30, 2014. The foregoing option was not exercised and on September 15, 2014, we agreed with Mr. McGroarty to repurchase 16,667 shares of our common stock by September 22, 2014 at $3.30 per share and 50,000 shares of our common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of our common stock at $3.30 per share on or before January 1, 2015. Such option expired unexercised. As of September 30, 2015, we had not repurchased these shares and the balance of $220,000 is currently due and payable. In addition, we obtained the right from Matthew Hoff and his affiliate to acquire up to 266,667 shares of our common stock at $3.30 per share until December 31, 2014 and we further obtained the right from an affiliate of Michael Parnell to acquire up to 266,667 shares of our common stock at $3.00 per share until December 31, 2014, both of which have expired. We intend to satisfy the remaining repurchase obligations of $240,000 from proceeds of future financings from time to time.

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

Off-Balance Sheet Arrangements

Through September 30, 2015, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity , which amends Accounting Standards Codification (“ASC”) Topic 205 – Presentation of Financial Statements and Topic 360 – Property, Plant, and Equipment. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, which is effective for our first quarter of 2015. The impact of the adoption of this ASU on our results of operation, financial position, cash flows and disclosures will be based on any of our future disposal activity.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which amended ASC Topic 205 – Presentation of Financial Statements. The amendment provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, in connection with the preparation of annual and interim financial statements, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued, or within one year after the date that the financial statements are available to be issued, when applicable. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, which is effective for our first quarter of fiscal year 2016. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We will continue to assess any potential impact on our financial statements from the adoption of ASU 2014-15.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for the interim and annual periods ending after December 15, 2015, but early adoption is permitted. As of September 30, 2015, we adopted ASU No. 2015-03. Adoption resulted in debt issuance costs being presented net in short-term notes payable. Adoption did not impact our results of operations, financial position, or cash flows for any periods presented.

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

As of September 30, 2015, our management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at September 30, 2015.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On September 15, 2014, we entered into an agreement with Daniel McGroarty, our former President, to, among other things, repurchase 16,667 shares of our common stock by September 22, 2014 at $3.30 per share and 50,000 shares of our common stock by October 15, 2014 at $3.30 per share and were granted an option to repurchase 133,334 shares of our common stock at $3.30 per share on or before January 1, 2015. As of September 30, 2015, we had not purchased these shares and the balance of $220,000 is currently due and payable. On December 29, 2014, we were served with an AAA demand for arbitration by Mr. McGroarty, which alleged breach of contract. Mr. McGroarty is seeking specific performance, compensatory damages of $930,000 and reasonable attorney’s fees and costs. On January 14, 2015, we submitted our answering statement denying the allegation of Mr. McGroarty. We intend to defend itself vigorously in this action.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 22, 2015, we entered into a convertible secured promissory note (the “September 2015 Note”) in the principal amount of $25,000. The September 2015 Note is due and payable, along with any accrued but unpaid interest, on January 28, 2017. At any time the outstanding principal balance of the September 2015 Note may be converted, in whole or in part, into shares of our common stock at $0.75 per share at the option of the holder. We are required to pay interest to the holder on the aggregate unconverted and then outstanding principal amount of the September 2015 Note at a rate of 6% per annum, payable annually in arrears on each anniversary of the issue date, on each conversion date (as to that principal amount then being converted), and on the maturity date in cash or, at the holder’s option, in shares of our common stock at the conversion price, or a combination thereof.

The foregoing is a summary of certain terms set forth in the September 2015 Note. This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the September 2015 Note, which is filed as Exhibit 10.1 hereto.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2015, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
10.1	Secured Convertible Promissory Note dated September 22, 2015

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from U.S. Rare Earth’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Rare Earths, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RARE EARTHS, INC.

Date: November 23, 2015	By:	/s/ Kevin M. Cassidy
Kevin M. Cassidy
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)